Form 10-K
period 1999-12-31
NET VALUE HOLDINGS INC
filed 2000-05-11
CIK 1093546

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K
                                -----------------

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended: December 31, 1999
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

                         Commission File Number: 0-29413

                            NET VALUE HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                      65-0867684
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

         1085 Mission Street, San Francisco, CA                    94103
         (Address of principal executive offices)                (Zip Code)

                                  415-575-4755
              (Registrant's telephone number, including area code)
                                -----------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                               ------------------
           Securities registered pursuant to Section 12(g) of the Act:
   Title of each class:                Name of Each Exchange on Which Registered
   Common Stock, par value $.001 per share                  None

                                -----------------
         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               (1) YES [X] NO [ ]
                               (2) YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of April 30, 2000 was approximately $113,880,182.

         There were approximately 17,680,672 issued and outstanding shares of the Registrant's common stock, par value $.001 per share, at April 30, 2000, subject to increase for a contingency described within "Factors Affecting Our Business Conditions," "Security Ownership of Executive Officers, Directors and Beneficial Owners of Greater than 5% of Our Common Stock" and "Legal Proceedings."

================================================================================

                            NET VALUE HOLDINGS, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I   ............................................................................................................1
         Item 1.  Business...........................................................................................1
         Item 2.  Properties........................................................................................28
         Item 3.  Legal Proceedings.................................................................................28
         Item 4.  Submission of Matters to a Vote of Security Holders...............................................29

PART II  ...........................................................................................................29
         Item 5.  Market Price of the Registrant's Common Equity and Related Stockholder Matters....................29
         Item 6.  Selected Consolidated Financial Data..............................................................33
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............34
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................41
         Item 8.  Financial Statements..............................................................................41
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............41

PART III ...........................................................................................................42
         Item 10. Directors and Executive Officers of the Registrant................................................42
         Item 11. Executive Compensation............................................................................45
         Item 12. Security Ownership of Executive Officers, Directors and Beneficial Owners of Greater Than 5% of Our
                  Common Stock......................................................................................50
         Item 13. Transactions with Officers and Directors and Other Business Relationships.........................52

PART IV  ...........................................................................................................54
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
                   .................................................................................................54

                                     PART I

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report, including the sections entitled "Factors Affecting Our Business Conditions" and the risks discussed in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on February 15, 2000 by the SEC (File No. 333-88629). The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.  Business

General

         We are actively engaged in building a network of technology businesses which offer significant growth opportunities. To date, we have focused on technology businesses with significant Internet features and applications. Our operating strategy, however, is to expand the scope of our business to include Internet businesses, as well as a broad range of other technology oriented businesses.

         Through the collective experience of our management team, we promote the development of these businesses by offering business development services that cover the core management disciplines of:

                  o        Strategic Consulting;
                  o        Operations;
                  o        Finance;
                  o        Business Development;
                  o        Marketing/Public Relations;
                  o        Technology; and
                  o        Recruiting.

         Additionally, we are able to apply the experience of both our management team and network of affiliate companies to:

                  o        Review and formulate business models;
                  o        Create specific performance benchmarks;
                  o        Provide introductions to strategic partners;
                  o Advise on, and facilitate the completion of secondary rounds of financing; and
                  o Develop Internet businesses in joint ventures with non-technology companies.

         Our operating strategy is to acquire a significant equity interest in early stage technology companies and to provide the services listed above to these companies. We believe this will accelerate the achievement of their business goals and objectives. We intend to take an active role in the management and development of these businesses. Each business will be managed as part of an integrated supportive network of "affiliate companies" that build on our initial support and develop interrelationships among themselves, thereby accelerating their growth and development. This network is intended to leverage the collective financial, strategic, management and industry experience of our management team, which has over 30 years of collective experience in developing technology businesses. We also intend to establish relationships with companies outside of our network that will enable us to deliver additional services to our affiliate companies that they might not otherwise be able to obtain.

         We also expect to create a business that provides information technology consulting services. This would enable us to expand the services which we offer internally to our affiliate companies, and to establish a separate business unit that provides a broad range of technology solutions to third parties. These services may be internally developed by us through training and hiring of qualified and experienced staff. Alternatively, we are exploring the feasibility of acquiring an established business with demonstrated capabilities in the information technology/consulting field.

         Generally, we will be identifying early stage businesses that have been started by others and that have sought our financial and management assistance. We will also fund business models that our management team conceives which fit within our business model. Our target level of investment will generally be $2,500,000 or less per initial round of financing. We may also participate in subsequent rounds of financing, involving potentially larger investments.

         Generally our capital and services enable us to secure a significant interest in the affiliate company. While we remain a significant stockholder of an affiliate company, we intend to exercise varying degrees of control over its operations by retaining:

                  o approval rights over significant corporate decisions such as annual budgets, executive compensation, indebtedness, capital expenditures and new securities issuances;
                  o the right to establish and maintain the size of the Board of Directors;
                  o the right to elect one or more members to the Board of Directors;
                  o        the right to participate in future fundings;
                  o        certain enhanced voting rights; and
                  o the right to designate outside accountants and approval rights over attorneys, public relations firms and other outside consultants.

         Although we recognize that the development of early stage businesses are subject to material risks (as more fully identified later in this Annual Report, see "Factors Affecting Our Business Condition"), we expect our value in the affiliate companies to increase when they:

                  o commence initial stage operations and begin to execute on their business plans;
                  o enter later stages of operations and begin to realize significant revenues and capture meaningful market share;
                  o secure subsequent rounds of venture funding at higher levels of valuation;
                  o        complete initial public offerings; or
                  o        are sold to a third party.

         As of April 30, 2000, our affiliate companies included:

         AlarmX.com, Inc. (www.alarmx.com). Founded in 2000, AlarmX.com is developing a full service vertical portal for security alarm and low voltage systems industries. The portal will provide one-stop-shopping, content and services to improve operational efficiencies for both industry buyers and sellers. Through various vendors, AlarmX.com will offer low voltage control equipment, intrusion devices, wire, audio, video and communication products. Based in San Francisco, California, AlarmX.com currently has seven employees.

         AssetExchange, Inc. (www.AssetExchange.com). Founded in 1999, AssetExchange provides banks and other financial institutions with an Internet-based listing service which allows them to more efficiently trade loan portfolio assets. Based in Portland, Oregon, AssetExchange currently has ten employees.

         BrightStreet.com, Inc. (www.brightstreet.com). Founded in 1999 by third party investors and the former managers of our Net Value, Inc. subsidiary, BrightStreet develops and distributes online promotional campaigns. BrightStreet commenced business upon the purchase of the former assets and business of our Net Value, Inc. subsidiary. Simultaneous with this transaction, BrightStreet completed a $17 million equity financing provided by Cox Enterprises, Inc., McClatchy Company (NYSE:MNI), CNI Ventures (NYSE:ECP) and Sandler Capital Management. Through our Net Value, Inc. subsidiary, we own a 14% interest in BrightStreet. Based in Cupertino, California, BrightStreet currently has 25 employees.

         College 41l.com, Inc. (www.college4ll.com). Founded in 1998, College 411 is an online college community featuring functional academic resources, comparison shopping for student items such as textbooks, as well as chat, personalized news and message centers. Based in San Francisco, California, College 411 currently has eight employees.

         IndustrialVortex.com, Inc. (www.industrialvortex.com). Founded in 1999, IndustrialVortex.com is developing an Internet website that will facilitate the purchase and sale of industrial automation products. This application will provide purchasers of these products with relevant content that will permit them to make informed and cost-effective purchasing decisions. Based in Laguna Hills, California, IndustrialVortex.com currently has 28 employees.

         metacat.com, Inc. (www.metacat.com). Founded in 1998, metacat is an Internet-based e-commerce super-boutique that aggregates and searches the product offerings of specialty retail, catalog and mail order businesses and will allow consumers to purchase these products through its Internet website. Based in Portland, Oregon, metacat currently has five employees.

         Swapit.com, Inc. (www.swapit.com). Founded in 1999, Swapit.com is developing a consumer-driven electronic barter exchange on the Internet. Swapit.com believes that this service will allow the swap and sale of consumer goods between a centralized warehouse and individuals. Based in Boston, Massachusetts, Swapit.com currently has 21 employees.

         Webmodal, Inc. (www.webmodal.com). Founded in 1999, Webmodal is developing an Internet application for use by shippers in purchasing and executing domestic full truckload intermodal freight shipments. This application will allow shippers to input their specific transportation needs and receive all of the information necessary for them to schedule and execute intermodal shipments in a cost-effective manner. Based in Woodstock, Illinois, Webmodal currently has 15 employees.

         YesAsia, Inc. (f/k/a AsiaCD, Inc.)(www.yesasia.com). Founded in 1998, YesAsia is a leading e-commerce company for the Asian community in the United States as well as throughout Asia. Based in San Francisco, California, YesAsia currently has 51 employees.

Identifying Affiliate Companies

         We seek to acquire an interest in early stage technology companies that offer a combination of a compelling market opportunity, a strategic plan for maximizing the opportunity, and a management team with domain experience capable of executing that plan.

         Early stage companies. Venture capital transactions dramatically increased both in number and size over the last four years. Increasingly, traditional venture capital firms seek to invest approximately $2.5 million to $5 million in the early stage financing of early stage technology companies. The size of these investments significantly dilutes the ownership interest of the founders of the issuing company. In additional, traditional venture capital firms provide little assistance in areas such as marketing, public relations, technology, recruiting and business development. As a result, most venture capital firms are an unattractive source of capital for companies that require less than several million dollars of capital to build the foundation of a new business. Accordingly, these companies often turn to "friends and family" investors, usually consisting of a patchwork of friends, family and high net worth investors who accept the risks associated with investing in development stage companies. These "friends and family" and "angel" investors typically provide funding and generally do not provide any of the management and strategic services which we can provide. With a significant equity position, board representation and voting rights, we can play a substantial role in directing the course of a company's development with resources not otherwise available to the company. Thus, we believe that our services and business model will be attractive to such early-stage businesses.

         We view the penetration of the Internet and its information capabilities into business to still be in its earliest stage. Compelling opportunities exist in markets within virtually all industries. The true investment challenge is to identify the markets within an industry which are best suited to the Internet's capabilities.

         Desirable markets can be characterized by one or more of the following:

                  o        Many disconnected participants;
                  o        High transaction volume or high transaction costs;
                  o        Inefficient flow of information;
                  o        Relatively price sensitive customers; and
                  o        Traditional broker intermediaries.

Business plans targeting these characteristics are the most likely to add value to both buyers and sellers in their respective markets all the while creating a significant revenue opportunity for the new business.

         We look for well crafted plans designed to create value for the end users of the products or services offered, and demonstrate a clear road to profitability. The design of a strong plan is likely to be focused on "owning" customers and or "owning" the transactions in a given market. We believe that the value that a company creates for users will provide long term revenue opportunities and high switching costs.

         We seek long-term relationships with entrepreneurs who recognize that it takes more than capital to develop a successful business. We target companies managed by individuals who recognize that creating a technology business requires a focus on teamwork and operational excellence, developing relationships with other technology-based companies, both within and outside of the company's industry, and managing processes in areas as diverse as brand development, sales, marketing, management and technology. We generally seek individuals with management experience in the industry in which their company will operate. We believe that industry experience is a key differentiating factor, enabling our affiliate companies to enter industries with the established reputation and experience to effectively operate and grow through their extensive network of contacts.

         In those instances in which we identify a concept and form and fund a company to develop the concept, we will recruit entrepreneurial management for the company that has these characteristics.

         Joint Venture Opportunities. In addition to early-stage opportunities, we are also seeking to create joint ventures with non-technology companies that wish to migrate components of their business to the Internet.

         Information Technology/Consulting. We also expect to create a business that provides e-business consulting services to our affiliate companies and third parties. This business will focus on providing strategy, web design and integration solutions to both online and traditional businesses.

Benefits Of Our Services

         Affiliation with us will provide our affiliate companies the following benefits:

         o Hands-on strategic, operational and technology expertise. Our management team is experienced in assisting technology companies in the implementation and understanding of areas such as strategic planning, sales, marketing, partnership strategy, capital planning, brand development, management, technology implementation, negotiations and divestiture/acquisition planning. Companies which they have assisted in addition to our affiliate companies include:

                           o        AdAuction.com
                           o        Intervista
                           o        AuctionNet.com
                           o        Noosh
                           o        HealthyPlanet.com
                           o        HomePortfolio.com
                           o        Interworld
                           o        iconjohn.com
                           o        epylon.com
                           o        Agency.com


            By sharing the lessons learned from these experiences, we believe that we can help companies efficiently implement and improve their business plans.

         o Speed and flexibility. As entrepreneurs who are experienced in the capital raising process, our management team recognizes the importance of rapid yet prudent funding decisions. Our goal is to make funding decisions and to deliver funds to those companies which we choose to fund within several weeks of receiving a business plan and completing our due diligence review of the prospective candidate. In addition to acting quickly and prudently, we believe in providing a high degree of flexibility to our affiliate companies. For example, although we will encourage our affiliate companies to take full advantage of our resources, we will not require the management teams of our affiliate companies to move their operations to be near our offices, as is common in the case of most incubators. Although it may be easier for us to assist our affiliate companies if they are located nearby, we believe that we can efficiently communicate our ideas and knowledge to our affiliate companies located throughout the country.

         o Network of companies and people. In a time where marketing, capital, technology and partnerships are critical, we believe that people and relationships remain the most important elements of success for development stage enterprises. The members of our management team sit on either the board of directors or board of advisers of public and private technology companies. As a result of these activities, our management team has participated in transactions involving alliances among technology companies and possess an extensive contact list consisting of individuals who work in the technology industry. Through this network of relationships and experiences, our management team can provide superior business assistance to our affiliate companies. For example, we have established a marketing relationship with an online and catalog marketer of audio books, tapes and related products pursuant to which we will provide a variety of consulting services to that company and pursuant to which that company and other consumer-oriented affiliate companies will establish Internet links to each other's Internet websites.

         o Business experience. Members of our management team are part of a generation that has spent its entire professional career using computers and technology. Collectively, we have spent over thirty years in the Internet industry. We believe that the Internet and the digital economy reflect an evolutionary way of life. This vision helps in identifying business models and early stage companies that leverage technology to create value for the customer, whether it is a business or consumer. In addition, members of our board of directors and management team are seasoned in fundamental business principles due to their experience at firms such as:

                          o         Ernst & Young, LLP;
                          o         KPMG LLP;
                          o         Goldman, Sachs & Co.;
                          o         Merrill Lynch, Pierce, Fenner & Smith, Inc.;
                          o         Venture Partners;
                          o         Booz-Allen and Hamilton;
                          o         Bank of America;
                          o         Bankers Trust;
                          o         CNBC;
                          o         Ziff Davis & Publishing (ZD Net);
                          o         Wild Wild Web;
                          o         Lycos;
                          o         WhoWhere.com;
                          o         Diamond Technology Partners, Inc.;
                          o         Buchanan Ingersoll Professional Corporation;
                          o         LaForce & Stevens; and
                          o         JobDirect.com

         We believe that this combination of vision and business acumen will enable us to efficiently develop an understanding of the seemingly chaotic digital economy and capitalize upon significant opportunities presented by the Internet.

Our Affiliation Process

         We intend to follow a four-step process for selecting and acquiring interests in affiliate companies. First, we identify and evaluate potential affiliate companies which meet our fundamental criteria, strategy and product commercialization potential. Once a target company is identified, we perform due diligence on the target opportunity and its senior management team. Once we determine to proceed, we develop a management and operating plan with that team. After closing, we provide support both at a management and operational advisory level and from a board of directors level, we offer strategic relationship development, planning, senior management staffing, capital structure advice and budgeting.

         1.       Transaction Sourcing

         We believe that the following factors have and will continue to enable us to identify high-quality potential affiliate companies:

                  o Industry Relationships. We intend to maintain and further develop relationships with industry leaders in the high technology and Internet communities. Our management team has utilized these working relationships in over a dozen various ventures in the Internet industry and intends to use these relationships as a source of new opportunities.

                  o Executives. Our management team has relationships with senior executives at successful high technology, private equity and investment banking companies who we believe will refer opportunities to us and provide us with their own perspectives and market intelligence on the Internet industry.

                  o Industry Consultants. Our management team has and will continue to have working relationships with many specialized industry consultants who we expect to be positioned to refer opportunities to us.

                  o Ability to Internally Generate Opportunities. Members of our management team will identify and explore potential e-commerce business ideas that have the potential to complement our business strategy. Promising ideas will be further developed. As members of our management team develop these ideas, we will provide necessary capital, management and operational services and recruit managers to execute the developed operating strategies.

         2.       Due Diligence

         Once we have identified a target company or opportunity for our network, we will perform an extensive due diligence review on the target company.

         Throughout the due diligence process, our management team will interact with the management and/or owners of the potential affiliate company to analyze its business and the ability of its existing management to partner with our management team.

                  o Thorough Analysis. Our management team is involved in all components of the due diligence process, including management, commercial, financial, legal and operational due diligence. In addition to reviewing all of the potential affiliate company's existing contracts, business plans and financial projections, we conduct extensive interviews with all members of the potential affiliate company's management team and perform market research covering the industry in which the potential affiliate company operates.

                  o Assessment of Operations. An important component of our due diligence process is to assess the assumptions underlying a potential affiliate company's business model and growth strategy. We evaluate each assumption to determine whether the potential affiliate company's business model presents a viable business opportunity. In addition, we determine whether the potential affiliate company's business model is capable of being efficiently implemented in the e-commerce field.

                  o Utilizing Management's Network. Our management team's relationships and experiences will help us evaluate a potential affiliate company's management, technology and competitive environment.

         The due diligence process with respect to internally generated opportunities will involve market research and assessment of the assumptions underlying the business model and growth strategy.

         In addition, from time to time, we may extend short term secured and unsecured loans to potential affiliate companies to satisfy their short term financing needs while we perform our due diligence review of the candidate company.

         3.       Development of the Operating Plan

         Concurrent with our due diligence review, we will begin to develop a working relationship with the management team of the potential affiliate company and assist them in or expand the development of an operating plan for the affiliate company.

                  o        Develop Realistic Budgets and Operating Assumptions.
                           We intend to pursue relationships with affiliate companies where we can develop a close working relationship with the management team during the due diligence process. In conjunction with the management team of the potential affiliate company, we expect to develop realistic budgets and operating assumptions and to design and develop an operating plan based on our experience with Internet start-up companies in areas such as marketing, technology, financial, partnership and operations.

                  o Equity Participation. We intend to take an active role in structuring equity-based incentives for members of the management team of affiliate companies. We expect that senior management of all affiliate companies will own significant equity in their company. We believe that it is crucial for all members of the affiliate company's management to have an equity stake in their company in order to support a team approach to the project.

         4.       Development and Ongoing Support

         Following our decision to acquire an interest in a target company or develop an internally generated opportunity, our management team will work closely with senior management of the affiliate company in the implementation of an operating plan. We expect that this mentoring process will be integral to the success of each of our affiliate companies. This process will consist of the following components:

                 o Broaden and Develop Management Teams. We intend to actively support affiliate companies in the recruitment and acquisition of additional management and personnel needed to execute an agreed upon operating plan and to pursue target opportunities. We have in-house recruitment professionals to assist affiliate companies in recruitment and retention of personnel. As the affiliate companies graduate from the development stage to mature operating businesses, their management teams must be expanded and solidified. We believe that we will be able to assist our affiliate companies in identifying the need for, finding and developing qualified personnel to manage their companies.

                 o Focus Operating Plan Objectives. A well-developed operating plan is crucial to the execution of a promising business concept and will significantly increase the probability of success within any start-up organization. Our management will work closely to assist affiliate companies in implementing their operating plans and refining and focusing the detailed components of these plans as the affiliate companies develop.

                 o Developing Strategic Relationships. In the Internet industry, the development of strategic relationships is crucial to the success of a company's business model. We will use our management team's experience to strategically align our affiliate companies with other Internet companies that will allow them to realize their full growth potential. For example, we have established a mutual marketing relationship between our consumer-oriented affiliate companies and an established online and catalog marketer of audio book tapes and related products.

Disposition of Interests

         Although we intend to acquire and hold equity interests in affiliate companies on a long-term basis, we will negotiate rights that will enable us to dispose of all or a portion of our interest in an affiliate company. The decision to sell our equity interest in an affiliate company will be based on a number of factors, including whether the affiliate company continues to fit within our business strategy and complements our network of affiliate companies, whether our assets represented by the interest in the affiliate company can be better applied to benefit other affiliate companies or to fund new investments and whether we need to dispose of an interest in order not to be required to register as an investment company.

         In April 2000, College411.com, Inc., a company of which we owned approximately 25% of the issued and outstanding common stock calculated on a fully diluted basis, entered into a merger agreement with Student Advantage, Inc. (Nasdaq: STAD). Pursuant to this transaction, College411 will be merged into a wholly-owned subsidiary of Student Advantage and the College411stockholders will receive .0144 shares of Student Advantage common stock for every share of College411 common stock which they owned on the date of the merger. As a result of this merger, we will receive 54,100 shares of Student Advantage's common stock. The parties presently anticipate that the merger will close in May 2000.

Our Affiliate Companies

         As of March 31, 2000, we owned equity in each of the following affiliate companies:



                                                                                          Amount of      Approximate
                                                         Date(s) of                     Capital Stock       Voting
Affiliate Company              Location                  Investment                       Purchased       Ownership
-----------------              --------                  ----------                     -------------     ---------
ALARMX.COM                     SAN FRANCISCO, CA         March 2000                       $1,000,000         69%
ASSETEXCHANGE                  PORTLAND, OR              September 1999                   $  400,000         20%
BRIGHTSTREET.COM(1)            CUPERTINO, CA             December 1999                    $4,000,000         14%
COLLEGE411.COM                 SAN FRANCISCO, CA         June 1999 and                    $  250,000         29%
                                                         September 1999
INDUSTRIALVORTEX.COM           LAGUNA HILLS, CA          January 2000                     $1,000,000         31%
METACAT.COM                    PORTLAND, OR              June 1999                        $  100,000        100%
SWAPIT.COM(2)                  BOSTON, MA                November 1999                    $  500,000         11%
WEBMODAL(3)                    WOODSTOCK, IL             October 1999                     $  350,000         10%
YESASIA                        SAN FRANCISCO, CA         June 1999 and February 2000      $1,300,000         13%

----------

(1) We own this interest indirectly through Net Value, Inc., a 67% owned subsidiary at March 31, 2000. BrightStreet acquired the business and assets of Net Value, Inc. during December 1999. We originally acquired our interest in Net Value, Inc. during October 1998. A further description of the transaction in which we acquired this interest can be found on page 11 under the caption "Net Value, Inc./BrightStreet.com, Inc."

(2) Does not include a contribution of 1,109,928 shares of common stock of Swapit.com, Inc. which Thomas Aley, our Executive Vice President, Business Development and a founder of Swapit.com, has agreed to make to our company. Subsequent to this transaction, our approximate voting ownership of Swapit.com will be 30%.

(3) Does not include our purchase of 563,000 shares of Series A Preferred Stock and warrants to purchase 170,000 shares of common stock of Webmodal for $5,000,000 which closed on May 9, 2000. Subsequent to this transaction, our approximate voting ownership of Webmodel is 38%.

AlarmX.com

         AlarmX.com is developing an internet portal to streamline the ordering process for the security alarm industry. This industry is highly fragmented, with over 1,000 suppliers (manufacturers and distributors) in the United States alone selling to over 16,000 alarm companies. Today, the purchasing process for an alarm company has embedded inefficiencies due to the lack of accurate information, uniform pricing, and product knowledge among order takers, all of which results in high transaction costs. For example, a typical medium-size alarm company that sells approximately 300-400 new systems per year will purchase the majority of its products from roughly 50 different suppliers. Each company has its own ordering process, requires a separate phone call or fax request sheet, maintains numerous pricing levels, and ships in different manners.

         AlarmX.com is a vertical business-to-business portal that has been established to streamline the ordering process of alarm companies. AlarmX.com is currently developing an Internet application that aggregates the product offerings and pricing policies of a large majority of alarm suppliers into a central Internet portal. By enabling electronic exchange with their customers, suppliers benefit from:


     o reduced costs involved with paper-based purchasing, invoicing and payment;

     o   reduced collections activities;

     o   greater exposure to potential customers;

     o   increased marketing opportunities; and

     o   shorter supply chain management links.

         By allowing buyers access to a broad range of suppliers and by streamlining the ordering process, AlarmX.com expects to greatly reduce the costs associated with an alarm company's purchasing process. Additionally, AlarmX.com enhances the businesses of buyers by:


     o   placing multiple orders from any location at one Internet website;

     o   creating a searchable database of products and suppliers;

     o   automating the ordering, tracking and reorderin capabilities;

     o   enforcing compliance of spending limits and ordering guidelines; and

     o   creating real-time reports of parts shipped for management analysis.

         In addition to developing an e-commerce engine for buyers and suppliers, AlarmX.com plans to develop a resource library of current and older equipment technology information. In order to supplement our Internet website content with value added applications, AlarmX.com plans to post the technical specifications for various products of manufacturers that use its Internet website, thereby providing a valued resource for technicians, customer service representatives, and owners.

         AlarmX.com expects to generate revenues from three primary sources:


     o   supplier transaction fees;

     o services in support of customization and advanced functions for sellers and buyers, and;

     o   advertising, through banners and product showcasing.

         AlarmX.com commenced operations in March 2000 and has not generated any revenues. AlarmX.com plans to launch its Internet website in May 2000. Allison Stollmeyer, our Director of Business Development, and Lee C. Hansen, our President, current serve on AlarmX.com's Board of Directors.

AssetExchange, Inc.

         AssetExchange, Inc. has developed a network of financial institutions to create an efficient and active loan portfolio exchange. AssetExchange supports this network by providing an Internet-based listing service of financial assets. Although AssetExchange initially focused on credit card portfolios, it is presently offering listings in additional asset classes including automobile loans, mortgages, small business loans and other consumer loans. AssetExchange's Internet website was launched in August 1999. Currently, AssetExchange's network consists of over 350 registered members who combined hold approximately 85% of all U.S. credit card assets including nine of the ten biggest issuers. The registered members are entities that are generally in the market to buy and sell portfolios.

         Financial institutions regularly buy and sell a variety of loan portfolios from each other. These loan portfolios include credit card accounts, automobile loans, mortgages, small business loans and student loans. Financial institutions purchase and sell these assets for both strategic and tactical purposes. The volume of these transactions among financial institutions has been increasing. The banking and financial industry's trend toward specialization, consolidation and increased risk management have driven the increase in transaction volume.

         The markets for the purchase and sale of these assets are currently fragmented and inefficient. Many transactions are completed based on personal contacts made by brokers or investment bankers. Transaction costs are substantial and matches between buyers and sellers are unlikely to be the best available matches in the financial markets. Subsequently, small and medium sized banks are deterred from participating in these markets.

         AssetExchange addresses the inefficiencies which are inherent in these markets by providing a secure and confidential Internet-based listing and e-mail notification service for financial institutions. AssetExchange's Internet website supports posting, browsing and searching for assets. E-mail notification alerts buyers of new listings of loan portfolios. AssetExchange's primary role is "matchmaking" between sellers and buyers of loan portfolios. Outside vendors provide valuations of loan portfolios, legal advice and credit analysis. AssetExchange may later elect to provide these services based on customer demand. These vendors currently may purchase advertising and links to their own Internet websites from AssetExchange. AssetExchange's goal is to provide an efficient conduit for transacting a broad range of financial assets among financial institutions.

         AssetExchange is currently focusing on transactions involving credit card portfolios. Credit card portfolios generally consist of consumer accounts associated with a particular financial institution's credit card program. These portfolios typically include total outstanding balances ranging from less than $1 million to over $1 billion. In 1998, credit card portfolio transactions totaled approximately $32 billion in asset value. This represented an approximate 55% increase over 1997 transactions. AssetExchange is currently targeting loan portfolios valued at between $5,000,000 and $200,000,000 for listing on its Internet-based service. AssetExchange believes that this is an appropriate portfolio value to target because investment bankers and brokers generally charge expensive fees that make selling portfolios in this valuation range cost prohibitive to the selling financial institution. AssetExchange believes that financial institutions will view its Internet-based service as a viable alternative for selling credit card portfolios in this value range. AssetExchange believes that the total value of credit card portfolios in this range is approximately $5 billion. Other classes of loan portfolios, such as mortgage loans, auto loans and student loans, create an overall accessible loan portfolio transaction market of approximately $50 billion.

         AssetExchange anticipates that its primary customers will include banks, finance companies, thrifts, community banks, credit unions and other financial institutions. Brokers and investment bankers may also use AssetExchange's services to expand their transaction base and reduce their transaction costs. AssetExchange is unaffiliated with existing market participants. This practice allows AssetExchange to provide an impartial and powerful tool for gaining market exposure.

         AssetExchange anticipates that its primary source of revenues will be commissions on completed transactions. Based on discussions with financial institutions and brokers, in today's market, commissions typically range from 50 to 300 basis points, which is approximately 0.50% to 3% of a transaction's value, depending on the level of services provided by the finder or broker. AssetExchange currently charges 30-150 basis points of a transaction's value and this fee is divided between the buyer and seller equally. This pricing structure may be adjusted to meet the practices of other industries as AssetExchange expands into other classes of loan portfolios. AssetExchange anticipates that it will generate additional revenues by providing links to its Internet website and selling advertising space on its Internet website to vendors of related services. AssetExchange believes that a possible future revenue stream may be subscription fees paid by users of its network.

         AssetExchange's initial marketing efforts will focus on aggressively pursuing market-share and building the AssetExchange.com brand recognition. In addition to the direct selling efforts of AssetExchange's employees, these marketing efforts will include advertising in trade journals and direct mail marketing programs. AssetExchange launched its Internet website in August 1999. Lee Hansen, our President, currently sits on the Board of Directors of AssetExchange, Inc. As of December 31, 1999, AssetExchange had not generated any revenues, had assets of $367,128, net losses for the year ended December 31, 1999 of $112,049 and had an accumulated deficit of $112,049.

BrightStreet.com, Inc.

         BrightStreet enables manufacturers, retailers and other Internet websites to deliver, track, and analyze promotions targeted to Internet users. BrightStreet's technology delivers its promotional offers to customers via the Internet. BrightStreet operates a permission-based system which requires consumers to register before they are permitted to receive promotional offers. BrightStreet's technology allows its customers to track and analyze consumer behavior by reporting the amount and type of promotional offers that each consumer views, prints and redeems. BrightStreet licenses its services directly to manufacturers, retailers, and Internet websites that publish non-product related information for consumers. BrightStreet also offers a network of affiliated Internet websites that distributes promotional offers for manufacturers and retailers.

         BrightStreet markets an Internet based service that allows manufacturers, retailers, and Internet websites that publish non-product related information for consumers to deliver customized promotions such as coupons and free samples via their Internet websites. In doing so, these businesses develop a rich consumer database, built from registration data that consumers provide as a prerequisite to receiving valuable promotions, such as discounts on merchandise and free product samples.

         In addition to allowing consumers to register and download offers via its customers' Internet websites, BrightStreet has created the BrightStreet Network, a promotional network of affiliated Internet websites. The BrightStreet Network offers customers who want a wider distribution of their promotions the ability to place the promotions on the Internet websites of companies with whom BrightStreet has a relationship. BrightStreet licenses a service from a third party that allows its customers to create promotions. This system then delivers these promotions to the affiliated network websites which are authorized to display these promotions and deliver them to consumers. In these situations, BrightStreet serves as an intermediary between its customers and consumers. Manufacturers and retailers experience broader distribution of their promotions and the portals get the Internet website content and revenues which they need, with a high perceived value to the consumer.

         BrightStreet intends to generate revenues from two sources:

                           o licensing fees from licensing its technology platform and promotion services, and
                           o        network fees from transactions,
                                    sponsorships, and other marketing programs on affiliate Internet websites.

         As of December 31, 1999, BrightStreet had assets of approximately $19.1 million (unaudited), had generated minimal revenues, had net losses for the year ended December 31, 1999 of $349,209 (unaudited) and had an accumulated deficit of $349,209 (unaudited).

Net Value, Inc./BrightStreet.com, Inc.

         Asset Sale Transaction

         On December 3, 1999, Net Value, Inc. sold substantially all of its assets to BrightStreet.com, Inc. (f/k/a Promotions Acquisition, Inc.), a Delaware corporation formed by the former management team of Net Value, Inc. for the purpose of acquiring the assets of Net Value, Inc. and succeeding to its business. In exchange for substantially all of its assets, Net Value, Inc. received:

                  o        cash of $2,000,000;
                  o the assumption of Net Value, Inc. liabilities presently valued at approximately $1,600,000;
                  o the release of all of Net Value, Inc.'s obligations under employment agreements;
                  o the cancellation of the majority of the issued and outstanding Net Value, Inc. stock options held by Net Value, Inc.'s employees; and
                  o 2,958,819 shares of BrightStreet common stock equal to an approximate 14% ownership interest in BrightStreet.

         Simultaneous with this transaction, BrightStreet completed a $17,000,000 equity financing of Series A Preferred Stock representing a 63% interest in its stock, on a fully-diluted basis. The financing was provided by Cox Enterprises, Inc., McClatchy Company (NYSE:MNI), CNI Ventures (NYSE:ECP) and Sandler Capital Management.

         Following the transaction, Net Value, Inc. loaned us the $2,000,000 proceeds it received in this transaction. We have agreed to use this cash to satisfy Net Value, Inc.'s existing obligations which were not assumed by BrightStreet. Any payments which we make to creditors on behalf of Net Value, Inc. will reduce the unpaid principal and interest related to this loan. Alternatively, Net Value, Inc. may issue additional equity to satisfy these liabilities. We then plan to complete a merger with Net Value, Inc. pursuant to which we intend to issue .4 shares of our common stock for every share of Net Value, Inc. common stock tendered to us by the existing Net Value, Inc. stockholders. We will also issue common stock purchase warrants and stock options to the holders of Net Value, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio. We currently own approximately 63% of the issued and outstanding shares of Net Value, Inc.'s common stock and 100% of the issued and outstanding shares of Net Value, Inc.'s Series A Preferred Stock. Net Value, Inc.'s Series A Preferred Stock has the following rights and preferences:

                           o        Liquidation preference of $1.00 per share;

                           o Convertible at the option of either Net Value, Inc. or the holder into 12.5 shares of Net Value, Inc.'s common stock; and

                           o        No dividends or voting rights.

College 411.com, Inc.

         According to the U.S. Department of Education, in 1995 there were approximately 13.9 million college students in the United States. This amount is projected to increase to 16.1 million by 2007 for an average annual growth rate of 1.7%. College students have significant buying power and influence in our economy. Jupiter Communications estimates that United States college students spend $100 billion annually and online student spending is expected to increase to $2.5 billion by 2002.

         College 41l's goal is to provide college students with an Internet website that enables them to link to a large collection of student-oriented resources on the Internet. College 411 intends to provide a wide array of information and products and services that are useful to a college student. College 411's Internet website provides the following content to college students:

        o         news;
        o         research information;
        o         career counseling;
        o         procrastination tips; and
        o         dating tips.

         College 411 has designed and launched several communication applications on its Internet website that provide the following services:

        o Proprietary search techniques are search methods developed by College 411 that allow students to find more information about a particular product or topic. For example, Comparison Book Finder is a textbook price comparison tool which allows students to obtain and compare prices for textbook titles from multiple electronic stores (i.e., Amazon.com, Barnesandnoble.com, etc.),

         o Communication applications such as Instant Messenger, an application that allows college students to send messages to each other,

         o an Academics Research Engine that allows students to instantly access information regarding over 10,000 topics, and

         o a College Localization Tool which allows students to instantly access information about their college or university.

         College 411 is currently designing additional content sections of its Internet website which will provide:

         o        auction services;
         o        online radio broadcasts
         o        classified advertisements
         o        travel guides, and
         o        game services

         College 411 is attempting to enter into relationships with original equipment manufacturers whereby College 411 will license its products and services to these manufacturers for use with their equipment. College 411 believes that these co-branded relationships will be beneficial because they will help to direct users to College 411's Internet website. College 411's Internet website became operational in October 1999 and plans to begin adding the additional content sections described above in January 2000. College 411 plans to generate cash flow from five sources: affiliate programs, general/targeted advertising, firm branding, chargeable services and rental fees for prominent partnerships on its Internet website.

         We currently own 3,750,000 shares of College 411's common stock. This represents approximately 27% of College 411's issued and outstanding common stock. Darr Aley currently serves on College411's Board of Directors. As of December 31, 1999, College 411 had not generated any revenues, had assets of $60,717, net losses of $319,153 for the year ended December 31, 1999 and had an accumulated deficit of $319,153.

IndustrialVortex.com, Inc.

         IndustrialVortex.com is developing an Internet website that will facilitate the purchase and sale of industrial automation products such as:

                  o        motors;
                  o        valves;
                  o        sensors;
                  o        timers;
                  o        temperature controllers;
                  o        generators;
                  o        compressors;
                  o        drives; and
                  o        push buttons.

         As a facilitator of business-to-business e-commerce, IndustrialVortex.com is designing this website to provide purchasers with relevant content that will permit them to make informed and cost-effective purchasing decisions. IndustrialVortex.com's website will allow purchasers to efficiently access many vendors of these products, to browse their product offerings and pricing schedules, and to negotiate transactions with these vendors through one website.

         IndustrialVortex.com's Internet website will provide purchasers with a set of e-commerce transaction tools, including catalog purchases, supplier bidding, purchaser pooling, auctions and product showcasing. Purchasers will access the website and have the ability to:

                  o        chat with vendors on-line;
                  o        chat with other purchasers of the products on-line;
                  o        view pricing schedules;

                  o        view vendors' inventory records;
                  o        view their past purchasing history; and
                  o        track orders.

         In this manner, IndustrialVortex.com is seeking to create an electronic marketplace where vendors can communicate with existing and new customers in an efficient manner. IndustrialVortex.com believes that its website will provide a valuable service that would otherwise be extremely costly for individual vendors to develop on their own. IndustrialVortex.com anticipates that it will generate revenues from:

                  o        transaction fees charged to vendors;
                  o service fees in connection with set-up and custom features in support of these transactions; and
                  o the sale of reports describing purchasing and selling patterns of the market, product performance and life cycles as derived from data obtained based on transactions conducted through its website.

         IndustrialVortex.com believes that the cost of these fees to vendors will be accompanied by significant reductions in selling costs which they currently experience including telephone and telecopier charges, preparation and delivery of mail catalogs, and the costs associated with bidding procedures, proposals and purchase orders. IndustrialVortex.com launched its Internet website on March 13, 2000. Allison Stollmeyer, our Director of Business Development, is a director of IndustrialVortex.com. As of December 31, 1999, IndustrialVortex.com had not generated any revenues, had assets of $21,631 and had an accumulated deficit of $48,048.

metacat.com, Inc.

         metacat is an online superstore for small catalogs. It offers a one-stop shopping Internet website that allows consumers to browse and purchase a wide variety of items. metacat has entered into merchant relationships with 12 multi-catalog and retail companies whose combined product offerings consist of an aggregate of approximately 11,000 product SKU bar codes. metacat offers a wide variety of goods at a single, searchable database. metacat believes that by pairing the penetration and specialization of the catalog industry with the Internet's unique retailing power, it will provide consumers with a convenient and useful way to browse or shop over the Internet. metacat launched its Internet website, which allows consumers to purchase a variety of consumer goods from catalogs and mail order services that are linked to its Internet website, in December 1999.

         metacat is building an online store by aggregating the content of thousands of small, print-based mail order catalogs into a database. This database contains product descriptions and allows consumers to browse, obtain information regarding the products and purchase the products directly from one Internet website. metacat intends to form relationships with many different catalogs and to use the pre-established distribution and inventory expertise of individual catalogs to market products. Management believes that metacat will offer small catalogs the high Internet profile that they could not otherwise afford, serving as a front-end marketing organization for their products.

         As a company that brings together a collection of useful information and the ability to purchase products and services related to the information presented, metacat serves as an intermediary between catalog retailers and Internet customers. As the popularity of its Internet website grows, metacat hopes to capitalize on the economies of scale possible in Internet retailing. Economies of scale exist when a company experiences decreasing per-unit costs as its total sales unit volume increases. Internet retailers can generally experience economies of scale in their marketing, customer service and technology functions. Marketing costs generally decrease on a per-unit basis as Internet retailers grow, due to the increasing strength of their brand name via word-of-mouth, and the decreasing per-unit costs of advertising as individual advertising purchases increase in size. Customer service costs decrease on a per-unit basis as staffing requirements can be spread over an expanded customer base. Finally, since technology costs are generally a one-time investment that is required to build an Internet website, this investment becomes a smaller percentage of per unit costs as the company's sales volume increases.

         metacat expects to focus on pre-existing distribution channels for the many product categories too small, specialized, or diffuse to be exploited by "category killers." A "category killer" is a retailer that attempts to present a selection of merchandise that is so broad that it covers all consumer needs in a given product category. For example, Toys "R" Us has often been described as a "category killer" in the toys and entertainment retailing space. In the Internet space, "category killer" refers to an Internet website that brings together substantially all relevant information and product/service providers for a given category at one, unified Internet website. For example, Amazon.com, Inc. provides consumers with an Internet website that provides all of the information and service necessary to purchase books and compact discs. metacat's management team anticipates that metacat will establish itself as an important shopping destination on the Internet for specialized and unique products through:

         o A User-Friendly Interface: metacat is developing a user-friendly interface that will include a full-featured shopping cart, cookie-based tracking of past purchases to facilitate payment processing and approval of credit card orders while the consumer is on metacat's Internet website.

         o Customer Service: metacat will focus on being responsive to customer's needs throughout the ordering process. metacat will accurately fill its product orders and promptly respond to customers' questions and complaints regarding their purchases through its Internet website. metacat plans to invest in customer service software as well as training programs for its customer service staff. In this manner, metacat hopes to present a unified, consistently positive message to its customers regarding service issues. Finally, customer service will be delivered by hiring sufficient staff to handle service requirements efficiently and in a courteous manner.

         o Sales and Marketing: metacat's goal is to work with Internet websites which serve as links or portals to many other Internet websites and other companies that will increase traffic to its Internet website. metacat will seek to develop advertising relationships with these entities that will include significant pay-for-performance components such as revenue sharing agreements.

         metacat plans to generate revenues by charging retailers who sell products on its Internet website a commission calculated based on the gross retail revenue of transactions completed on its Internet website. In the future, metacat plans to develop additional revenue streams from selling advertisements on its Internet website and charging product placement fees. metacat does not expect to generate revenues from these sources until the third quarter of 2000.

         As of December 31, 1999, metacat has not recognized any revenues, had minimal assets, had net losses of $266,000 for the year ended December 31, 1999, and had an accumulated deficit of $266,000.

Swapit.com

         Swapit.com is creating a consumer-driven electronic barter exchange on the Internet. Swapit.com believes that this service will enable the swap or sale of consumer goods between individuals. Swapit.com 's goal is to build a service that attempts to consolidate the fragmented $180 billion (DLJ) secondhand distribution market. Swapit.com's service will first permit the trading of music, movies, books and games, and will then diversify into other consumer products. Swapit.com intends to generate revenues from:

        o         listing, transaction and referral fees;
        o         direct sales; and
        o         advertising revenues

         Swapit.com's service will provide an environment that enables a three-party exchange-based system. Consumers willing to trade will submit their products to a central repository/warehouse. Once the consumer submits his products into the warehouse, he can use the service to identify other consumer goods of like value which he can then withdraw from the warehouse. Swapit.com believes that using this three-party exchange system will exponentially increase the chances of a successful trade, thereby generating a higher level of revenues. Swapit.com launched its Internet website in April 2000.

         Thomas Aley, our Executive Vice President, currently serves on Swapit.com's Board of Directors. As of December 31, 1999, Swapit.com had not generated any revenue, had assets of $1,392,058 and had an accumulated deficit of $222,336.

Webmodal, Inc.

         Webmodal is developing an Internet application for use by shippers in purchasing and executing domestic full-truckload intermodal freight shipments. Domestic intermodal shipping involves the movement of freight over long distances in the following manner:

                  o via truck from an origin point to the nearest railroad hub;
                  o     then via railroad for a majority of the trip; and
                  o via truck from the destination railroad hub to the freight's final destination.

         Intermodal shipping provides shippers with an opportunity to achieve significant cost reductions in comparison to shipping freight via highway-only trucking. However, intermodal shipping is presently characterized by a complex and inefficient purchasing and execution process.

         Webmodal is in the process of building an Internet application that it anticipates will improve the process of evaluating and purchasing intermodal transportation services. This interface will allow shippers to:

                  o     input their specific transportation needs;
                  o view relevant transportation alternatives which may satisfy those needs;
                  o assemble the service components of an intermodal shipment, including an origin trucking carrier, a railroad carrier and a destination trucking carrier; and
                  o     execute an order for transportation services.

         Today, shippers generally purchase intermodal transportation through marketing intermediaries. The marketing intermediaries perform logistical coordination tasks using labor intensive marketing and customer service processes involving telephone and facsimile communications with customers and carriers. In using these traditional intermediaries to purchase transportation services, shippers do not generally have access to information on prices and schedules associated with underlying transportation services. As a result, shippers are typically unable to confirm that optimal service selections are being made on their behalf. In addition, because shippers using traditional intermediaries are not typically made aware of the costs associated with the underlying transportation services, they are unable to readily observe the fee that is being paid to the intermediary for management of their shipments.

         Webmodal's services will allow shippers to replace their dependence on these traditional marketing intermediaries with an on-line solution which will provide complete information regarding carrier rates, schedules and service performance records. Analogous to an online travel agent, Webmodal plans to eliminate the need for cumbersome research and negotiation with marketing intermediaries by collecting all relevant information into a single user-friendly database. Webmodal will also reduce the manpower costs associated with traditional marketing intermediaries. Webmodal's service will replace the telephone, facsimile and other labor-intensive processes and communications necessary to initiate and coordinate intermodal shipments with immediate, automated digital connections with carriers.

         In addition to creating an Internet application that it believes will simplify the purchase and execution of domestic full-truckload intermodal transportation, Webmodal is also positioned to expand into related market segments such as the provision of a similar purchasing interface for:

                  o     over-the-road trucking;
                  o     railroad shipping; and
                  o     international container shipping.

         Webmodal also plans to offer related products such as:

                  o     online traffic analysis tools for shipping customers;
                        and
                  o multi-carrier shipment coordination product for marketing to carriers and intermediaries.

         By replacing labor-intensive marketing and carrier coordination functions with a simple Internet application, Webmodal hopes to streamline the relationship between shippers and carriers and lower the costs associated with intermodal freight transportation. Webmodal is currently designing its technology and expects to launch its Internet website in 2000.

         As of December 31, 1999, Webmodal had not generated any revenues, had assets of approximately $1,450,000 (unaudited), net losses of approximately $350,000 (unaudited) for the twelve months ended December 31, 1999 and an accumulated deficit of approximately $350,000 (unaudited).

YesAsia, Inc.

         YesAsia is an e-commerce company catering to individuals of Asian descent located throughout the world who either lack easy access to a broad range of media titles when living outside their native country or who simply enjoy media from other cultures. With over 60,000 product offerings, YesAsia's revenues and customer base have grown by more than 80% per calendar quarter since its inception. Management believes that YesAsia is poised to expand its United States based e-commerce business model into new international markets and to take advantage of the rapidly growing Asian online presence in the United States and worldwide. YesAsia was founded in January 1998 and launched its Internet website, www.YesAsia.com, in May 1998. YesAsia currently has 51 employees working in four offices located in the following cities:

                           o        San Francisco (38);
                           o        Hong Kong (6);
                           o        Taiwan (5); and
                           o        Japan (2).

         YesAsia has over 38,000 customers who have purchased products from its Internet website. Approximately 44% of these customers have returned to YesAsia's Internet website and made at least one additional purchase. The average order size for each YesAsia customer is approximately $40. YesAsia expects to experience continued sales growth as a result of its aggressive marketing in the United States. YesAsia currently plans to initiate a marketing campaign that will include:

                           o        Television and radio commercials;
                           o        Print advertisements;
                           o        Public relations and event sponsorships; and
                           o        Internet advertisements.

         YesAsia also plans to expand into other Asian markets where it will apply its concept of "cross-cultural sales." By establishing business infrastructure across multiple markets across Asia and with Hong Kong as its strategic hub, YesAsia will extend its geographic reach to various Asian markets while diversifying its product selection. By providing convenient, inexpensive access to a broad range of titles "foreign" to a given market, YesAsia taps into the increasingly global nature of mass media and uses the Internet to fulfill a need that is not adequately serviced in the traditional bricks and mortar world. In the United States, YesAsia's Internet website offers access to Cantonese, Mandarin, Japanese and Korean products. In Hong Kong and Taiwan, it intends to offer convenient access to European, Japanese and American titles, at competitive prices which include local rather than international shipping costs. YesAsia has established accounts with three major record companies and five movie production companies in Hong Kong. YesAsia purchases all products which it sells in Hong Kong and Taiwan either directly from these companies or from authorized distributors of these companies. YesAsia intends to utilize its presence in multiple nations to increase distribution and purchasing power. YesAsia currently sells compact discs, digital video discs, electronic video games, karaoke, videocassettes and related electronics. YesAsia recently completed a private placement offering pursuant to which it raised approximately $11.7 million. This placement was provided by Walden International Investment Group, Morgan Stanley Dean Witter Private Equity and Hong Kong Telecommunications. YesAsia plans to use the proceeds of this offering to expand its Asian online business and plans to open offices in China, Singapore and Korea by December 31, 2000.

         Stephen George, a member of our Board of Directors, currently serves on YesAsia's board of directors. For year ended December 31, 1999, YesAsia had generated $2,278,429 in revenues (unaudited). YesAsia's losses for the year ended December 31, 1999 were $572,634 (unaudited). As of December 31, 1999, YesAsia's accumulated deficit was $716,124 (unaudited).

Competition

         We face competition for capital from publicly-traded Internet companies, venture capital companies, consulting firms and large corporations. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire interests in new affiliate companies. If we cannot acquire interests in or internally develop promising companies, then our strategy to develop and build a collaborative network of affiliate companies may not succeed.

         Competition for Internet products and services is intense. As the market for e-commerce products and services grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost.

         In addition, some of our affiliate companies compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our affiliate companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our affiliate companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our affiliate companies. If our affiliate companies are unable to compete successfully against their competitors, then our affiliate companies may fail.

         Many of our affiliate companies' competitors have greater brand recognition and greater financial, marketing and other resources than our affiliate companies. This may place our affiliate companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

         AlarmX.com expects to face competition for online ordering of security alarm and low voltage products from various industry manufacturers and distributors. As the business-to-business marketplace grows, and manufacturers and distributors look for new channels of business, online ordering will likely be a natural progression for them. For example, ADI, the security alarm industry's largest distributor, recently launched online ordering for its customer base www.adilink.com. Another industry distributor, Supply Dog (www.supplydog.com), is an inventory shipping company that accepts security alarm product orders online. Additionally, www.orderzone.com is serving the electrical supply market and carries some low voltage products. While some niche market companies may establish e-commerce ordering markets targeted by AlarmX.com, none have attempted to aggregate all of the security and low voltage products industries. This is the market in which AlarmX.com plans to participate. In addition, AlarmX.com will also compete with bricks and mortar locations, which have traditionally serviced the security and low voltage products industry.

         AssetExchange competes for financial asset transaction business with an existing highly fragmented marketplace of buyers and sellers working directly or through a variety of intermediaries to complete transactions. AssetExchange allows members to transact a variety of types of loan portfolios, with an initial focus on credit card portfolios. There are competitors supporting transactions of residential and commercial mortgages, but none offering credit card portfolios or multiple asset classes. The online asset brokerage business is new and rapidly evolving and it is likely that other entities will emerge and attempt to compete in this market. It is feasible for buyers and sellers to make direct contact to negotiate transactions without using AssetExchange or a competing service, and buyers and sellers may also continue to use existing brokers. However, AssetExchange believes that the demonstrated efficiencies such as improved price and deal discovery, the ability to quickly access and analyze data and cost savings associated with its service will be attractive even to sophisticated buyers and sellers. Potential competitors include businesses currently conducting online mortgage portfolio auctions and existing brokers who may enter the market for credit card portfolio transactions or otherwise broaden their offerings.

         BrightStreet faces significant competition from many promotion and advertising companies as well as on-line publishers which compete, directly or indirectly, for consumer advertising and promotion business from advertisers and for consumers' time and attention. Competitors include Catalina Marketing Corporation, Money Mailer, Val-Pak Direct Marketing Systems, Interactive Coupon Network, Valassis Communications, Inc. and News America Holdings Incorporated, who to date primarily operate by distribution of coupons in printed form through mailings, newspaper inserts and other mass media. These competitors and others may initiate programs and services involving the Internet which would compete directly with BrightStreet. Additionally, the Internet is a relatively new format through which retailers and consumers conduct business. As the Internet evolves and consumers gain greater confidence in the Internet and other means of electronic commerce, it is likely that competition will increase.

         College 411 has several principal competitors, including College Club, MyBytes and Student Advantage. College Club seeks to create virtual college communities online to enhance the educational experience of college students. MyBytes provides free academic resources, community-building capabilities, communications tools, lifestyle services and original content to college students. Student Advantage, originally an off-line provider of retail discounts to college students at stores in the areas around college campuses, is building a similar on-line presence. Each of these Internet websites provides products and services similar to those provided by College 411. In addition to these entities, College 411 will compete secondarily with many other online providers of content that appeals to college students and with print and electronic media including television and radio, newspapers and magazines that target young adults. College 411's ability to compete will be dependent on its ability to provide content and services that appeal to college students. In order to do so, College 411 will have a staff of recent college graduates evaluating and producing its content and services.

         IndustrialVortex.com expects to face competition from many business-to-business Internet websites that are entering various segments of the industrial products market. For example, www.industria.com is serving the process control industry for maintenance and repair products, www.purchasingcenter.com is serving the industrial market for maintenance and repair products, and www.grainger.com is also serving the industrial market for maintenance and repair products While each of the companies that operate these Internet websites has expertise in each of their substantive industries, none of these companies has attempted to enter the market for industrial automation products such as programmable logic controllers, drives, sensors, temperature controllers, generators, motors, valves and measurement devices. IndustrialVortex.com will also compete with catalogs and bricks and mortar locations which have traditionally serviced the industrial products industry. The key differentiation between many of the maintenance and repair products companies and IndustrialVortex.com is that IndustrialVortex.com is addressing the complex nature of the sales cycle, products and supply chain that is inherent in the complex industrial automation products sector. As a result, IndustrialVortex.com directs its sales efforts towards industrial engineers instead of purchasing managers, who are generally the targets of the sales efforts of companies targeting the maintenance and repair products industry segment.

         metacat.com, Inc. competes with a wide variety of online and offline sources for mail order products. metacat's competition includes thousands of sources from which consumers can make purchases, including traditional bricks and mortar stores, print-based mail order catalogs, individual merchants' online catalogs and online aggregators of products and catalogs. metacat directly competes with online competitors including catalogcity.com and The Good Catalog Company. Catalogcity.com has indexed thousands of print catalog titles on their Internet website. Each catalog offers a limited number of products for direct sale through the catalogcity.com Internet website, with links to the catalog merchant's own Internet website (if one exists). Catalogcity targets well-known retailers such as Sharper Image, Land's End and Hammacher Schlemmer, many of whom have their own Internet websites that compete directly with catalogcity. metacat targets smaller merchants. In addition, metacat is not organized by catalog, permitting consumers to make a more directed search by product. Finally, metacat intends to offer for direct sale a large selection of the products offered in the catalogs of its merchants rather than a selected few products from each merchant. While The Good Catalog Company has product content that overlaps with metacat's products, the companies' business models are significantly different. Fundamentally, The Good Catalog Company works with manufacturers rather than catalog retailers or other specialty merchants. Many of these manufacturers lack significant direct fulfillment capability and use The Good Catalog Company to service a retail channel which they cannot service internally. metacat believes that the significant differences in the product mix and ease of purchase that its Internet website provides will permit it to compete effectively with these online merchants.

         Swapit.com expects competition in the market for trading and sales over the Internet to intensify in the future. Though its business concept can be differentiated from existing person-to-person trading services, barriers to entry are relatively low, and the necessary hardware and software is commercially available. Services similar to Swapit.com could therefore appear at any time. In addition Swapit.com expects that it will compete heavily with existing person-to-person trading services including eBay, Yahoo!, Auctions, Amazon.com, Excite, Inc., Auction Universe and a number of other small services. It will also compete indirectly with business-to-consumer online auction services such as Onsale, First Auction, Surplus Auction and uBid. It potentially faces competition from any number of large online communities and services that have expertise in developing online commerce and in facilitating online trading and who could rapidly develop and launch services similar to Swapit.com prior to or after Swapit.com's appearance. Some current and many potential competitors have longer company operating histories, larger customer bases and greater brand recognition in other business and Internet markets than Swapit.com. Some of these competitors also have significantly greater financial, marketing, technical and other resources.

         Webmodal faces competition from at least 50 intermodal marketing companies such as The Hub Group and Mark VII Transportation, Inc., approximately five large intermodal-enabled trucking companies such as J.B. Hunt Transportation Services, Inc. and Schneider National, numerous railroads and trucking companies and third-party logistics providers, as well as transportation-related e-commerce ventures such as Freightwise, Transplace.com, The National Transportation Exchange, Inc., FreightQuote and Celarix. Many actual and potential competitors possess advantages such as existing business relationships and substantially greater financial resources. Some of these companies have introduced on-line capabilities which offer some of the services intended to be offered by Webmodal or which offer services which are similar to Webmodal's intended services to customers outside of Webmodal's target intermodal market. These companies could expand their marketing and operational efforts or existing online capabilities to develop a system similar to Webmodal's intended system. However, Webmodal is not aware of a competitor who has developed or introduced a product concept for intermodal transportation that includes all of Webmodal's intended product capabilities. Webmodal believes it will have operational advantages that will allow it to compete effectively. For example, Webmodal expects to realize considerably greater marketing and customer service staff productivity than traditional transportation and transportation marketing companies. Webmodal believes an existing transportation intermediary interested in deploying a similar business model would risk significant profit margin erosion and disruption of existing selling processes.

         YesAsia competes generally with all retailers of entertainment media titles that include Asian selections. Most mass market retailers, including bricks and mortar retailers such as Walmart, HMV and Borders, and online retailers such as Amazon.com, carry a limited number of Asian titles and therefore compete only slightly with YesAsia. If a large, well-funded company launches an Internet website directed at sales of Asian media titles to the Asian population in the United States, it will compete directly with YesAsia and could reduce YesAsia's revenues and cause an increase in YesAsia's marketing expenses in response. However, YesAsia is not aware of any Internet website that is proposing to materially increase its Asian media offerings or launch an Asia-specific Internet website. As YesAsia becomes a more prominent player in the online Asian video and music space, it is likely to experience increased competition, either from larger entities with broad offerings that include Asian titles or from other Asia-specific Internet websites. YesAsia believes that it will have a significant competitive advantage due to its status as the first such Internet website and its use of local language that captures and enhances the visitor's experience.

Investment Company Act of 1940

         We are primarily engaged in the building of technology companies that we manage as part of an integrated supportive network of "affiliate companies". However, due to our ownership of equity securities of our affiliate companies, we could be considered an "investment company" under the Investment Company Act of 1940, which regulates mutual funds and other entities which meet the definition of an "investment company." An "investment company" generally includes any entity that is engaged primarily in the business of investing, reinvesting and trading in securities. The rules under the Investment Company Act provide in part that an entity is presumed not to be an investment company if 45% or less of the value of its total assets (excluding government securities and cash) consists of, and 45% or less of its income over the last four quarters is derived from, securities other than either government securities or securities issued by entities that it does not primarily control which are not themselves engaged in the business of investing in securities. As the regulations governing the relationship between an investment company and the entities in which it invests are inconsistent with the manner in which we intend to provide services to our affiliate companies, it is critical to our business plan that we not be an investment company subject to the Investment Company Act.

         Under current federal securities regulations, we will be considered to primarily control an entity if we own more than 25% of its voting securities and have more control than any other single owner. Accordingly, at March 31, 2000, we are considered to control metacat, Swapit.com, Industrialvortex.com, AlarmX.com and College411.com. Prior to the sale of Net Value, Inc.'s assets to BrightStreet, the assets and income of our affiliate companies that we do not primarily control did not exceed the limits described above. As a result of the sale, the assets and income of our non-primarily controlled affiliate companies currently exceed those limits. Under current regulations, we have a "safe harbor" period of one year during which we will not be considered an investment company, provided that we have a bona fide intent to primarily engage in a business other than that of investing, reinvesting and trading in securities as soon as reasonably possible. Our board of directors has adopted a resolution confirming this intent. We intend to meet this standard by providing substantial services to our affiliate companies and, to the extent possible, structuring future affiliate company investments to include at least a 25% voting percentage, board representation, approval rights over material decisions and other features that will give us "primary control" for purposes of the Investment Company Act. In this manner, we will maintain the assets of and income derived from our non-primarily controlled affiliate companies below 45% of our total assets and income. However, fluctuations in the value of our interests in our affiliate companies may make it difficult for us to accomplish and maintain this goal. Accordingly, in order to satisfy this goal we may from time to time dispose of interests in some of our non-controlled affiliate companies.

         The regulations under the Investment Company Act provide an exemption from the definition of an investment company for any entity which the Securities and Exchange Commission finds is primarily engaged in a business other than investing in securities. We may apply to the Securities and Exchange Commission for this exemption. If we are granted this exemption, we may have greater latitude in structuring investments in affiliate companies and may not be compelled to dispose of interests in non-controlled affiliate companies in order to maintain our non-investment company status.

Employees

         As of April 30, 2000, excluding our affiliate companies, we had 23 full-time employees. None of our employees are currently covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

History

         We were formed as a Florida corporation in 1991. We did not have any operations until our change of domicile into Delaware in October 1998. This occurred in conjunction with our acquisition of a controlling interest in Net Value, Inc. during the fourth quarter of 1998.

         The operation of Net Value, Inc. was the primary focus of our activities during the first half of 1999. In recognition, however, of the evolving growth opportunities within the Internet industry, during the second half of 1999, we shifted the focus of our business strategy to the development and management of a network of early stage technology businesses. We commenced this business by acquiring our equity interests in metacat.com, Inc., YesAsia, Inc. and College411.com, Inc. in July 1999 when we merged with Strategicus Partners, Inc. We acquired the remainder of our affiliate companies thereafter in 1999 and 2000 in separately negotiated independent transactions. As of April 30, 2000, we owned equity interests in nine affiliate companies.

Factors Affecting Our Business Condition

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:


RISKS PARTICULAR TO NET VALUE HOLDINGS, INC.

We have a very limited operating history upon which you may evaluate an investment in Net Value Holdings.

         We did not begin to implement our current business plan until July 1999 and therefore have a very limited operating history upon which you may evaluate making an investment in our company. In addition, all of our current affiliate companies are early stage companies that have limited operating histories and have generated very limited, if any, revenues or earnings from operations since inception. Accordingly, you will only be able to examine limited operating results of our affiliate companies in making your investment decision.

Our proposed operations are speculative in nature and may not ever result in any operating revenues or profits.

         We are not certain that our business model, even if successful, will result in operating revenues or profits. Our success depends upon our ability to develop or select affiliate companies that are ultimately successful. As a holding company without significant income from operations, we expect to ultimately derive the cash flow necessary to fund our operations from the operations and/or sale of our affiliate companies. As of the date of this Annual Report, none of our affiliate companies have generated operating revenues sufficient to pay dividends to us. Furthermore, we have not yet sold any of our equity interests in our affiliate companies. Accordingly, we do not have an established history of selecting and developing successful affiliate companies. Economic, governmental, regulatory and industry factors outside our control affect each of our affiliate companies. If our affiliate companies do not successfully implement their business plans with the assistance of our experiences and methodologies, then we will not be able to achieve our business plan. Accordingly, if these events occur, then we will not generate any revenues and the value of our assets and the market price of our common stock will decline. There are also material risks relating to the businesses of our affiliate companies. Accordingly, the success of our operations will be dependent upon the management and operations of our affiliate companies, the timing of the marketing of our affiliate companies' products and numerous other factors beyond our control.

We have had a history of losses and expect continued losses in the foreseeable future.

         For the year ended December 31, 1999, we realized a net loss to common stockholders of $30,436,357. For the year ended December 31, 1998, we realized a net loss to common stockholders of $27,987,645. We expect to continue to incur losses for the foreseeable future and, if we ever have profits, we may not be able to sustain them. Our expenses will increase as we continue in the development stage of our business model and as we continue to build an infrastructure for our network of affiliate companies. For example, we expect to hire additional employees to manage both our operations and the operations of our majority-owned affiliate companies and to provide services to our minority-owned affiliate companies. If any of these and other expenses are not accompanied by increased revenues, then our losses will be greater than we anticipate.

Our success could be impaired by valuations placed on Internet-related companies by the investment community.

         Our strategy involves creating value for our stockholders by developing our affiliate companies and helping them to gain access to the capital markets so that they can raise additional funds to satisfy their business plans. Since our initial acquisitions have been equity interests in Internet companies, we are dependent on the success of the market for Internet-related companies in general and for initial public offerings of those companies in particular. Until March 2000, there had been a substantial number of Internet-related initial public offerings and private venture financings. During the second half of March 2000 and throughout April 2000, the domestic and international stock markets have generally experienced a correction and the public trading prices, market capitalizations and valuations of many technology and Internet-related companies have significantly decreased. During this period, Internet-related initial public offerings and private venture financings have decreased in both number and size. If present market conditions continue for an extended period of time, then the ability of our affiliate companies to grow and access the capital markets may be impaired and we may need to provide additional capital to our affiliate companies in order to ensure that they meet their business plans on a timely basis and to protect the value of our equity holdings. Furthermore, if present market conditions continue for an extended period of time, then we may be unable to access the capital markets to raise sufficient funds to enable us to provide additional capital to our affiliate companies on a timely basis. If we are unable to provide additional capital to our affiliate companies in these circumstances on a timely basis, then our affiliate companies' operations may suffer, we will not successfully implement our business plan and the value of our common stock may decrease.

Our existing stockholders may experience additional dilution of their ownership interests due to the issuance of shares of our common stock upon exercise or conversion of existing derivative securities, the hiring of additional personnel, in settlement of an outstanding claim by a former employee, or in connection with future acquisitions of other companies.

         We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We currently have 50,000,000 shares of common stock that are authorized for issuance, of which we have issued 17,680,672 shares as of April 30, 2000. We may in the future issue up to 12,518,653 additional shares of our common stock to holders of our convertible securities which are currently issued and outstanding, as follows:

                  Common Stock Purchase Warrants                       1,934,738
                  Series C Preferred Stock                             4,166,667
                  Options to Purchase Shares of Common Stock
                       Granted to Employees, Consultants and
                       Advisory Board Members                          6,417,248
                                                                       ---------
                                                                      12,518,653

         We may issue additional shares of our common stock in connection with

                  o        the hiring of additional personnel;
                  o        future acquisitions;

                  o settlement or resolution of a pending legal proceeding described on page 28 of this Annual Report filed against us by Douglas Spink, a former employee, whom we recently terminated "for cause;" and
                  o for other valid business purposes within the discretion of our Board of Directors.

         Our issuance of these shares of common stock will also dilute the ownership interests of our existing stockholders.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

         The initial sale or secondary resale of substantial amounts of our common stock in the public markets can have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate. Since our operations have been funded primarily through the sale of restricted securities, a significant amount of our issued and outstanding securities have not been eligible for public resale. By virtue of registration rights which we granted in connection with our recently completed private financings, and by operation of Rule 144 of the Securities Act of 1933, we estimate that approximately 16,500,000 shares of our common stock will become periodically eligible for public resale through June 30, 2001. The resale of these shares into the public market, or the mere perception that these resales could occur, could adversely affect the market price of our common stock and could impair our ability to obtain capital through securities offerings.

There is a scarcity of and competition for acquisition opportunities.

         There are a limited number of technology-based businesses seeking investment capital which we deem to be desirable candidates to become affiliate companies and there is a very high level of competition among companies seeking to acquire interests in these entities. We are and will continue to be a very minor participant in the business of seeking business relationships with, and acquisitions of interests in early stage technology businesses of which Internet companies presently constitute the largest concentration. A large number of established and well-financed entities, including venture capital firms, are active in acquiring interests in companies which we may find to be desirable candidates to become affiliate companies. Many of these investment- oriented entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible investments in these entities as they generally have easier access to capital, which entrepreneurs of development stage companies generally place greater emphasis on than obtaining the management skills and networking services that we provide to our affiliate companies. Even if we are able to successfully compete with these venture capital entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for interests in affiliate companies. We may not be able to identify companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to acquire an interest in the company for many reasons, including:

                  o a failure to agree on the terms necessary for a transaction, such as the amount or price of our equity interest;
                  o incompatibility between our operational strategies and management philosophies and those of the affiliate company;
                  o competition from other acquirers of Internet companies;
                  o a lack of sufficient capital to acquire an interest in a potential affiliate company; and
                  o the unwillingness of a potential affiliate company to affiliate with our corporation or our other affiliate companies.

         If we are unable to successfully compete with other entities in identifying and executing possible business opportunities, then we will not be able to successfully implement our business plan.

We may be required to dispose of our interests in our affiliate companies or take other actions which we would not otherwise take in order to avoid classification as an investment company under the Investment Company Act of 1940.

         Although we are primarily engaged in the business of e-commerce through our affiliate companies, our ownership of equity interests in our affiliate companies that are not majority interests could result in our classification as an investment company under the Investment Company Act of 1940. If we are required to register as an investment company, then we will incur substantial additional expense as the result of the Investment Company Act of 1940's record keeping, reporting, voting, proxy disclosure and other requirements. In addition, restrictions on transactions between an investment company and its affiliates under the Investment Company Act of 1940 would make it difficult, if not impossible, for us to fully implement our strategy of actively managing, operating and promoting collaboration among our network of affiliate companies. As a result, we intend to take whatever steps are necessary in order not to be required to register as an investment company, and may be forced to sell interests in affiliate companies which we otherwise would continue to hold. Such sales may be for less than fair market value due to the Company's need to dispose of the securities. A company is presumed to be an investment company under the Investment Company Act of 1940 if more than 45% of its total assets consists of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not primarily control. Under the Investment Company Act of 1940, we are considered to primarily control a company if we own more than 25% of that company's voting securities and have more control than any other single owner. Prior to the sale by Net Value, Inc. of its assets to BrightStreet, Net Value, Inc. alone constituted greater than 55% of our total assets and substantially in excess of 55% of income/loss and revenues for the past four fiscal quarters. As a result of the sale, we have more than 45% of our total assets comprised of and more than 45% of our income/loss over the prior four fiscal quarters derived from ownership interest in companies we do not primarily control.

         The rules under the Investment Company Act of 1940 provide us with a grace period of one year, at the end of which we must be primarily engaged in a business other than that of investing reinvesting owning, holding or trading in securities. We intend to meet the foregoing tests by expanding the range of services that we provide and operating our business through our affiliate companies in a manner that demonstrates that our primary business activity is e-commerce, as well as through our ownership interests in companies which we primarily control. However, because six of our affiliate companies are not majority-owned subsidiaries and we may not retain a majority ownership interest in our other two affiliate companies, changes in the value of our ownership interests in our affiliate companies and the income/loss and revenue attributable to our affiliate companies could require us to register as an investment company under the Investment Company Act of 1940 unless we take action to avoid registration requirements. For example, we may be forced to sell our minority ownership interests in some of our affiliate companies which we do not want to sell and any sale may be at less than fair market value as we will be selling restricted securities in privately negotiated transactions. We may also have to ensure that we retain at least a 25% voting ownership interest in our majority-owned affiliate companies after their initial public offerings, if any. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire in connection with executing our business strategy.

         In order to be certain of our status under the Investment Company Act of 1940, we may apply to the Securities and Exchange Commission for an order finding that we are primarily engaged in a business other than investing in securities. We can give no assurance that such an order, if applied for, will be granted.

We are not required to follow any specific criteria for identifying affiliate companies, and therefore may acquire interests in affiliate companies that do not meet the criteria we have described.

         To date, we have focused our acquisition and affiliating efforts on technology businesses whose operations are focused in the Internet industry and generally meet the following criteria:

                  o        early stage entity;
                  o        seeking less than $2.5 million in capital;
                  o management that is experienced in the substantive industry in which the affiliate company will operate; and
                  o        offer compelling market opportunities.

However, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential business combinations. In addition, we are not required to acquire interests in any number of affiliate companies, complete any number of business combinations, or internally develop any number of affiliate companies in any calendar year. We will determine which target companies provide the best potential financial return for our stockholders and we will determine the amount of equity and other terms and conditions of investments. Stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular business combination or factors or strategies which they will implement in developing such relationships. We are not certain that we will be successful in identifying and evaluating suitable business opportunities and consummating business combinations with or acquiring interests in additional affiliate companies. We do not anticipate that our affiliate companies' operations will have a short-term positive impact on our operations. Thus, we continue to seek additional target companies and are continuing to develop companies based on our internally conceived business ideas. These companies may operate in industries in which members of our management team have little or no prior experience.

We expect our affiliate companies to grow rapidly and if we are unable to assist them in sustaining and managing their growth, our affiliate companies' businesses will suffer, which will adversely affect our business.

         Our affiliate companies may experience rapid growth as they introduce new products and services and hire additional employees to manage expanded areas of development and service a growing number of consumers. Since such growth may not be accompanied by immediate increases in revenues, this growth is likely to place significant strain on their resources and on the resources we allocate to assist our affiliate companies. In addition, our management may be unable to convince our affiliate companies to adopt our ideas effectively, and the affiliate companies may fail in their attempt to execute our ideas or successfully manage their growth. If we are unable to effectively assist our affiliate companies in managing their growth, then they may not sustain profitable operations and the value of our common stock may decrease.


Our Officers and Directors have acquired personal interests in our affiliate companies which may create conflicts of interest that may adversely affect our stockholders' best interests.

         Darr Aley, Stephen George, Andrew P. Panzo, Barry Uphoff and Lee Hansen, who are among our Officers and Directors, personally own interests or rights to purchase interests in YesAsia, Inc. Tom Aley, an Officer of our company, personally owns an interest in Swapit.com. This may cause the interests of these individuals to conflict with our stockholders' best interests. If the operations of YesAsia, Inc. or Swapit.com are unsuccessful, it may be in our stockholders' best interests for us to either divest our ownership interest in this affiliate company or devote a smaller percentage of our management resources to assisting in the development of this affiliate company. In addition, in order to avoid registration under the Investment Company Act of 1940, we may have to divest our ownership interest in a particular affiliate company. However, the officer(s) or director(s) who own a personal interest in this affiliate company may vote not to take this action or may seek to continue to devote management resources to this affiliate company due to his personal interest. Our Board of Directors has implemented a policy prohibiting our officers and directors from acquiring personal interests in our affiliate companies in the future.

If we are unable to obtain additional financing, then our business will suffer.

         We will need to raise substantial additional financing in the future to support our working capital needs or our affiliate companies' working capital needs and to provide us with sufficient funding to enter into additional business relationships and start additional early stage companies. As of April 30, 2000, we had on hand existing cash and cash equivalents of approximately $44.8 million. Based on our projected level of operations and funding requirements, these funds should be sufficient to sustain our operations until June 30, 2001. However, should the level of our operations or funding requirements increase, we will require additional capital sooner than we expect. This could occur for a number of reasons, including:

                  o We purchase an interest in a greater number of affiliate companies than we presently anticipate;

                  o Our level of investment in affiliate companies is greater than we presently anticipate; or

                  o We participate in subsequent rounds of financing conducted by our affiliate companies to a greater extent than we presently anticipate.

If we are unable to secure additional financing on acceptable terms, then we will not be able to fully implement our business plan.

Our success is dependent on our continued employment of Andrew P. Panzo and Lee
C. Hansen, and the continued employment by our affiliate companies of their key personnel, and if we were to lose the services of these individuals, our business and the businesses of our affiliate companies would be negatively affected.

         We believe that our success will depend on continued employment by us and our affiliate companies of senior management and key technical personnel. If one or more members of our management team or the management teams of any of our affiliate companies are unable or unwilling to continue in their present positions, then our business and operations could be disrupted.

         As of April 30, 2000, our entire management team, other than Andrew P. Panzo, has worked for us for less than one year. Andrew P. Panzo joined our management team in January 1999. Other than Lee C. Hansen, our President who joined us on October 1, 1999, the remainder of our management team and directors joined our company in July 1999 in connection with our merger with Strategicus Partners, Inc. and thereafter. Our efficiency may be limited while these employees, directors and future employees are being integrated into our operations. In addition, we may be unable to identify and hire additional qualified management and professional personnel to help lead us and our affiliate companies.

         Our affiliate companies will need to continue to hire additional qualified personnel as their businesses grow. A shortage in the number of trained technical and marketing personnel could limit the ability of our affiliate companies to increase the sales of their existing products and services and launch new product offerings.

We have issued a significant amount of stock-based compensation to our employees, consultants and members of our Board of Directors, and this compensation has significantly decreased and will continue to significantly decrease our earnings.

         In 1999, we recorded deferred compensation of $32.3 million related to compensatory stock options and restricted stock awards to our employees, consultants and members of our Board of Directors. As a result of these compensatory option grants and restricted stock awards, we recorded amortization of deferred compensation of $5.0 million to stock-based compensation during 1999. We will continue to record amortization of deferred compensation as these option and stock awards vest, thus reducing our earnings in future years.

We will incur a significant expense in each of the next three years as a result of amortization expense which we will record relating to our acquisition of Strategicus Partners, Inc. and our acquisition of equity interests accounted for under the equity method of accounting.

         We will incur amortization expense of approximately $4 million from 2000 through 2003 and our earnings will be reduced by this expense in each year that it is recorded. This expense is the result of:

                  o the amortization of the goodwill which we have recorded in connection with our acquisition of Strategicus Partners, Inc.; and
                  o the amortization of the amount by which the purchase price of each of our equity interests accounted for under the equity method of accounting exceeds our proportionate share of the underlying net assets of each of these affiliate companies.

Pursuant to our business plan, we contemplate acquiring equity interests in additional affiliate companies over the next several years. If these acquisitions result in our purchase of additional goodwill or our payment of a purchase price which exceeds our share of the underlying net assets of these affiliate companies, then we will record additional amortization expense in future years. Sales of equity method investments will reduce additional amortization expense in future years.

Fluctuations in our quarterly results may adversely affect our stock price.

         Because we acquire significant interests in early stage companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our affiliate companies have consistently reported losses, we may have net income in certain periods and may experience significant volatility from period to period due to non-recurring transactions and other events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges.

RISKS GENERALLY APPLICABLE TO OUR AFFILIATE COMPANIES.

Each of our affiliate companies has a very limited operating history and has generated very limited, if any, revenues.

         Other than BrightStreet.com, Inc., our affiliate companies were all formed less than two years ago. Each of our affiliate companies is in the development stage and has generated very limited, if any, revenues. Accordingly, we have no historical basis on which to evaluate the future success of any of our affiliate companies.

Most of our affiliate companies will require significant additional financing to execute their business plans.

         Other than BrightStreet and YesAsia, each of our affiliate companies only has sufficient capital resources to meet operating expenses for less than one year. Accordingly, most of our affiliate companies will require significant additional financing to execute their business plans. Although we intend to assist our affiliate companies in obtaining this financing, there is no assurance that these affiliate companies will be able to obtain this financing on a timely basis. If any of our affiliate companies are unable to obtain the required financing on a timely basis, then they may not be able to execute their business plans.

The success of our affiliate companies depends on the development of the e-commerce market, which is uncertain.

         All of our affiliate companies rely on the Internet for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not continue to develop, or if the Internet does not expand as an effective medium for the sale of products and services, then our affiliate companies may not succeed. For example, YesAsia, Swapit.com and metacat each allow consumers to purchase products over the Internet. If consumer use of the Internet to purchase goods and services does not continue to develop and expand, then these affiliate companies may not attract a sufficient customer base and their businesses may be adversely affected. In addition, if businesses do not continue to use or expand their use of the Internet for conducting business then some of our affiliate companies may not develop an adequate customer base to execute their business plans.

         A number of factors could prevent the long-term acceptance of e-commerce business, including the following:

                  o the unwillingness of businesses to shift from traditional business processes to e-commerce processes;
                  o the necessary network infrastructure for substantial growth in usage of e-commerce may not be adequately developed;
                  o increased government and securities regulation or taxation may adversely affect the viability of e-commerce;
                  o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times for the users of e-commerce; and
                  o concern and adverse publicity about the security of e-commerce transactions.

Our affiliate companies may fail if their competitors provide superior Internet-related products or continue to have greater resources than our affiliate companies.

         Competition for Internet products and services is intense and grows on a daily basis. As the market for e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal and competitors can offer products and services at a relatively low cost. As no physical presence is required to commence operations, our affiliate companies' competitors may emerge without the same degree of warning that competitors who are traditional bricks and mortar businesses would provide to those businesses. Our affiliate companies compete for a share of a customer's:

                  o purchasing budget for services, materials and supplies with other online providers and traditional distribution channels; and
                  o advertising budget with online services and traditional off-line media, such as print and trade associations.

         Many of our affiliate companies' existing competitors have greater brand recognition and greater financial, marketing and other resources than our affiliate companies. This may place our affiliate companies at a competitive disadvantage in responding to other companies' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

         In addition, our affiliate companies compete to attract and retain a critical mass of buyers and sellers. Our affiliate companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, those offered by our affiliate companies. If our affiliate companies are unable to compete successfully against their existing and developing competitors, then our affiliate companies may fail.

Changes in federal and state tax treatment of Internet sales could result in decreased revenues for some of our affiliate companies.

         The imposition of sales taxes on Internet sales would increase the effective cost of goods to purchasers from metacat.com, College 411, YesAsia and Swapit.com and may result in lower sales. Currently, these affiliate companies are not required to charge any customer sales and usage tax, and there is a federally imposed moratorium on taxation of Internet transactions. However, the growth of Internet commerce is likely to lead state revenue agencies to pursue taxation on Internet sales. To the extent that states are successful in imposing taxes on Internet sales, the result will be an effective increase in the cost of goods purchased through Internet websites. Consumers may respond by shifting to traditional purchasing methods such as catalog sales which often do not impose sales tax or interstate shipments or store purchases which do not involve shipping costs.

All of our affiliate companies anticipate rapid growth, and failure to manage that growth could adversely affect their businesses.

         Each of our affiliate companies anticipates rapid growth, which will require continual enhancement to financial and management controls, reporting systems and procedures and expansion, training and management of personnel. If any affiliate company fails to have systems, procedures and controls which are adequate to support its growth and operations, it may be unable to successfully implement its business plan. In addition, it may lose customers who become dissatisfied as the result of operational problems created by the failure to manage growth, adversely impacting revenues, expenses and earnings.

Item 2.  Properties

         In February 2000, we entered into a lease agreement for our executive offices located at 1085 Mission Street, San Francisco, California. The office space consists of approximately 5,000 square feet at a monthly rental of $17,383. The lease agreement terminates on March 31, 2004. In addition, we also lease an aggregate of approximately 5,000 square feet of office space for offices located in Philadelphia, Pennsylvania, New York, New York and Waltham, Massachusetts, at a combined monthly rental of approximately $17,000.

Item 3.  Legal Proceedings

         In October 1999, we terminated our employment agreement with Douglas Spink, our former Chief Technology Officer and director, for cause due to Mr. Spink's material breach of this agreement and his breach of his fiduciary duties to our company. We believe that Mr. Spink engaged in various acts that were not in our best interests, including various instances of misappropriation or attempted misappropriation of our assets and various acts of insubordination and dishonesty in his dealings with our other officers and directors. The various agreements which we entered into with Mr. Spink stated that if Mr. Spink's employment was terminated for cause, he forfeits all unvested shares of our common stock which he held on the date of termination and he would be obligated to repay all loans which we advanced to him if the termination date was prior to December 31, 1999 and 50% of the principal balance of these loans and all accrued interest thereon if the termination date was prior to May 28, 2000.

         On January 7, 2000, Mr. Spink filed an action against us in the United States District Court for the District of Oregon, alleging that our termination of his employment constituted a breach of his employment agreement and violated Oregon statutes regarding the payment of wages. The complaint seeks damages in the amount of $17,000,000 on the breach of contract claim, plus prejudgment interest from the date of the alleged breach of the employment agreement or, in the alternative, an order directing us to specifically perform our obligations under our employment agreement with Mr. Spink. The complaint seeks damages in the amount of $150,000 on the wage claim, plus penalty wage, prejudgment interest, costs and disbursements.

         We intend to vigorously defend this action. In addition, on May 5, 2000, we filed an action against Mr. Spink and Merus Partners, Inc., an Oregon corporation principally owned by Mr. Spink, in the United States District Court for the District of Delaware, asserting counterclaims and additional claims, including a claim for injunctive relief requiring Mr. Spink to forfeit and return 1,610,835 of his unvested shares of our common stock since he was terminated for cause.

         On August 23, 1999, coolsavings.com, Inc. filed an action against Net Value, Inc. in the United States District Court for the Northern District of Illinois, Eastern Division. Pursuant to the Asset Purchase Agreement which Net Value, Inc. entered into with BrightStreet.com, inc. (f/k/a Promotion Acquisition, Inc.) BrightStreet has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims. The complaint alleges that Net Value, Inc. infringed upon United States Letters Patent No. 5,761,648 entitled "Interactive

Marketing Network and Process Using Electronic Certificates" held by coolsavings. The complaint alleges that Net Value, Inc., through its Internet website and products, has committed acts of infringement by:

                 o performing or completing steps of the methods and processes described and claimed in Patent No. 5,761,648;

                 o by actively inducing others to practice the methods and processes described and claimed in Patent No. 5,761,648 by, among other things, performing or completing steps of such methods and processes; and

                 o by offering to sell or selling a system or service for offering and providing targeted electronic certificates such as coupons, for use in practicing the methods and processes described and claimed in Patent No. 5,761,648.

         The complaint seeks both a preliminary and permanent injunction prohibiting Net Value, Inc. from further acts of infringement, as well as damages. On November 23, 1999, Net Value, Inc. filed its answer to this complaint as well as a counterclaim against coolsavings.com, Inc. seeking a declaratory judgment of invalidity and noninfringement of Patent No. 5,761,648. Neither a discovery schedule nor a trial have been set in this matter. BrightStreet cannot estimate the amount of damages that it may incur if the court issues a final judgment concluding that Net Value, Inc. has infringed on coolsavings' patent. In addition, based on its estimate of the cost of defending this type of litigation, BrightStreet may decide to settle this case for an amount that, although substantially less than the damages sought by coolsavings, may be significant.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5. Market Price of the Registrant's Common Equity and Related Stockholder Matters

         As of the date of this Annual Report, our common stock is traded on the NASDAQ Over-the-Counter Bulletin Board Trading System under the symbol "NETV." The market for our common stock on the NASDAQ Over-the-Counter Bulletin Board Trading System is sporadic and the quarterly average daily volume of shares traded since inception ranged from a low of 31,539 shares to a high of 237,180 shares. The following table presents the range of the high and low bid and average daily volume information for our common stock for the periods indicated, which information was provided by NASDAQ Trading and Market Services. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                                                         Average Daily
                                                    High              Low               Volume (Shares)
                                                    ----              ---               ---------------
Year Ended December 31, 1998
         Fourth Quarter                            5.7500           4.0000                 31,539
Year Ended December 31, 1999
         First Quarter                             6.3750           4.7500                 38,393
         Second Quarter                            7.6875           4.5000                 55,695
         Third Quarter                             6.3125           3.8125                 49,461
         Fourth Quarter                           13.4375           3.5625                120,817
Year Ending December 31, 2000
         First Quarter                            35.7500           7.1250                237,180
         Second Quarter (through                  17.7500           6.6250                160,515
         April 30, 2000)

         Our common stock has only been traded on the NASDAQ Over-the-Counter Bulletin Board Trading System since November 24, 1998. Records of our stock transfer agent indicate that as of April 30, 2000, there were approximately 270 record holders of our common stock. We have not paid any cash dividends to date and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

Recent Sales of Unregistered Securities

         In September 1998, we issued and sold an aggregate of 2,950,000 shares of our common stock at an offering price of $.20 per share to the following accredited investors pursuant to Rule 504: West Tropical Investments Corp., Azura Investment Corp., Thibault-Petite Capital Corp., Godwin Finance Ltd., Clifton Capital Ltd., Millworth Investments, Inc., 101 Investments, Inc., Westin Investors Profit Sharing Trust, Harpings Management Limited, Euroswiss Securities Limited, Deremie Enterprises Limited, Myderry Investments Company Limited, Golden Claw Investments Company Limited, Benmad, Inc. and the Elanken Family Trust. This offering generated gross proceeds of $590,000 of which we paid an aggregate of $47,200 in commissions to registered broker-dealers.

         In September 1998, we issued a promissory note in the principal amount of $900,000 to Founders Equity Group, Inc. pursuant to Section 4(2) of the Securities Act of 1933 in exchange for $900,000. This promissory note matured on March 1, 1999 and on that date we issued four convertible promissory notes in the aggregate principal amount of $900,000 to Founders Equity Group, Inc., Founders Mezzanine Investors III, LLC, George & Nancy Moorehead Charitable Trust and Donald & Shelley Moorehead Charitable Trust, and paid $50,334 (representing all accrued interest on the original promissory note through February 28, 1999) in exchange for the lender's cancellation of the promissory note and its release of our corporation and our present and future officers and directors from any claims related to payment of principal and accrued interest pursuant to the promissory note. The lenders are entitled to piggyback registration rights with respect to all shares issuable upon any conversion of the convertible promissory notes. As additional consideration for the lender's agreement to cancel the original promissory note and accept convertible promissory notes in full satisfaction of our obligations pursuant to the original promissory note, we issued the lender a warrant to purchase 90,000 shares of our common stock at an exercise price of $2.50 per share and a warrant to purchase 90,000 shares of our common stock at an exercise price of $5.00 per share. The lender may exercise each of these warrants at any time prior to February 28, 2002. The lenders are not entitled to any registration rights with respect to any shares of our common stock issued upon the exercise of either of these warrants. In July 1999, we issued an aggregate total of 6,138 shares of our common stock to the lenders as payment of accrued interest on the convertible promissory notes for the quarter ended June 30, 1999. On February 4, 2000, the lenders converted their convertible promissory notes into 400,000 shares of our common stock.

         In October 1998 we issued 1,000,000 shares of our common stock and 500,000 shares of our Series A Preferred Stock to Rozel International Holdings Limited pursuant to Rule 506 in exchange for 178,700 shares of Series A Preferred Stock of BrightStreet.

         In October 1998, November 1998 and December 1998, we issued 2,019,852 shares of our common stock and 2,019,852 shares of our Series A Preferred Stock to the following accredited investors pursuant to Rule 506 in exchange for 8,079,408 shares of common stock of BrightStreet: Rozel International Holdings Limited, Craig Barnett, American Maple Leaf Financial Corporation, Mark Braunstein, Founders Partners IV, Capital Growth Trust, Hanover Associates, Steve Rosner, Clifton Capital Ltd., Millworth Investments, Inc., Steven Rosner Money Purchase Plan, HPC Corporate Services Ltd., The D.A.R. Group, Mark Dutton, SPH Investments, Inc., SPH Equities, Inc., Bermuda Trust Company (Trustee for the Elanken Family Trust), Burton Turk, Azurra Investments Corp. and Lenart Haggegard.

         In November 1998 and January 1999, we issued convertible debentures in the aggregate principal amount of $1,642,500 pursuant to Rule 506 to the following accredited investors: Brarrison, Inc., Fredric J. Mintz, Burton Turk, Gary Rein, Lancer Partners, L.P., Lancer Offshore, Inc., Steven Rolfe, Taylor Oil Products, Ltd., Salicor, Inc. and Edgar W. Allen. We issued these convertible debentures in exchange for $1,642,500 of which we paid $112,000 in commissions to registered broker-dealers. The principal amount of these convertible debentures plus the accrued interest thereon is convertible by the holders at any time and by us upon the completion of our merger with BrightStreet at a conversion price of $2.00 per share. As of March 31, 2000, the holders of the convertible debentures issued in this offering have converted all of their debentures and the accrued interest thereon into 886,865 shares of our common stock.

         During the period from January 1999 through June 1999, we issued convertible debentures in the aggregate principal amount of $6,215,000 pursuant to Rule 506 to the following accredited investors: Gary Rein, Jeffrey & Jessica Goldstein, Richard J. Bennett, 4WR-DG Limited Partnership, Gary Hollander, Douglas Martin, Sven Behrendt, Juergen Jaekel, Straub Family Trust, Carmine Adimando, Scott & Patricia Kane, Marc Roberts, Founders Equity Group, Balmore Funds, S.A., Austost Apstalt Schaan, Amro International, S.A., CSL Associates, L.P., Bridgewater Partners, L.P., Nottinghill Resources, Ltd., Gladstone Equities Fund, L.P., Lori Tabatchnick, Peter T. Roselle, Joseph G. Ferrante, Robert M. Crozer, Gary Hollander, Gary Scharf, Cary & Melissa Silverman, Roy Roberts, Joseph Weiss, Gary Markman, Louis Borbas, Jr., Jeffrey & Jessica Goldstein, IHN Partners, Vincent Adimado. We issued these convertible debentures in exchange for $6,215,000 of which we paid $410,100 in commissions to registered broker-dealers. The principal amount of these convertible debentures plus the accrued interest thereon is convertible by the holders at any time and by us upon the completion of our merger with BrightStreet at a conversion price of $2.50 per share. As of April 6, 2000, the holders of the convertible debentures issued in this offering have converted all of their debentures plus accrued interest thereon into 2,581,576 shares of our common stock.

         In April 1999, we issued convertible promissory notes in the aggregate principal amount of $4,270,125 pursuant to Rule 506 to the following accredited investors: Tyrone Adams, A. Arnold Agree, Robert M. Alloway, Emil P. Angel, Gerald A. Benarcik, Michael J. Benenson, Ronald Berk, Frank J. Bauerlein, Yancey
R. Black, John L. & Jetha M. Black, Thomas E. Bonar, David W. Boydston, Vincent Brandeis, Thomas Cannon, LG Trust, Howard Chang, Lynn Chidester, Allergy Medical Group Profit Sharing Plan, Raymond C. Clabberbuck, Edward G. Cook, Christopher
W. Craven, Eugene D. Crittenden, Mark Curry, Saquaro Asset Holding I, Steven A. Dawes, Epiphany Deluca, Dennis Desmond, Anand Dhanda, Ronald S. Dugan, David Easton, Alan C. Espy, CKF Living Trust, Elliot H. Fishkin, Ronald F. Gagnon, Max
H. Ghezzi, Ray Haase, Neal B. Hambleton, John Hunter, Richard S. Incandela Trust (DTD 9/15/91), Rhyaz Jinnah, Daniel Kane, Michael L. B. Kaplan, Bernard & Rosemary Kayne, Gary D. Ditchell, John B. Kogut, Paul J. Kuehn, Lawrence B. Lewis, Sigma Services, Gary E. Markman, Sheri Perl Migdol, David F. Miller, Morton M. Mower, Giovanni Mucciacciaro, William A. Murphy, Arthur J. Notini, Anthony J. Parkinson, Poul Pederson, Robert Perl, William D. Prevost, James R. Ratliff, David & Barbara Rosen, Joseph Santomarco, James & Bernadette Schenk, C. David Schenkel, Douglas K. Schwegel, Louis A. Shpritz, Fast Eddie's Investment Club LLP, Edward Silberman, Thomas Sixsmith, Gary L. Smidt, Ilkar Sonmez, Henry Styskal, Herme O. Sylora, Edmond Tennenhaus, James F. Van Middlesworth, Martin
C. Watz, Melvin E. Weinstein, Micro-Comp Industries and Kal Zeff. We issued these convertible promissory notes in exchange for their cancellation of matured promissory notes which were issued by Net Value, Inc. in October, November and December 1997 and their agreement to release us, Net Value, Inc. and the present and future officers and directors of each corporation from any claims related to their Net Value, Inc. promissory notes. Each participant in this offering received a convertible promissory note with a principal amount equal to the principal amount of their Net Value, Inc. promissory note plus all accrued interest thereon as of December 31, 1998. Each note holder may convert all or any part of the outstanding principal amount of their convertible promissory note, plus all accrued interest thereon through the date of conversion, into shares of our common stock at any time at a conversion rate of $2.00 per share. We may force the noteholders to convert the entire principal amount of their convertible promissory notes, plus all accrued interest thereon at a conversion price of $2.00 per share upon the trading of our common stock at a price per share of at least $5.00 for 20 consecutive trading days and the registration of the resale of all shares of our common stock issuable to the noteholders upon such mandatory conversion of the convertible promissory notes with the Securities and Exchange Commission. We are obligated to issue a warrant to purchase one-half of one share of our common stock for each share of our common stock issued to the noteholders upon any conversion of the convertible promissory notes. These warrants are exercisable for a period of three years from the date of issuance at an exercise price of $6.00 per share. As of April 30, 2000, holders of convertible promissory notes issued in this offering have converted their promissory notes in the principal amount of $4,241,844, plus accrued interest into 2,295,160 shares of our common stock and we issued warrants to purchase 1,147,597 shares of our common stock to these holders.

         In July 1999, we issued an aggregate of 601,029 vested shares of our common stock, an aggregate of 6,923,599 unvested shares of our common stock, an aggregate of 184,627 vested shares of our Series A Preferred Stock and an aggregate of 2,126,833 unvested shares of our Series A Preferred Stock to Darr Aley, Stephen George, Douglas Spink and Barry Uphoff pursuant to Rule 506 in exchange for their tender of all of the issued and outstanding capital stock of Strategicus Partners, Inc.

         In August 1999, we issued an aggregate of 2,898,788 shares of our common stock to the following stockholders: Darr Aley, Mary Lane Alvarino, American Maple Leaf Financial Corp., Frank Astorino, Azurra Investments, Inc., Craig Barnett, Mark Berry & Nancy Berry (TEN COM), Mark Braunstein, Quinn Brennan, John & Mary Burlingame, Ben Campagnuolo, Capital Growth Trust, Wayne Churyk, Clifton Capital, Inc., Jose Costa, Neil Costa, The DAR Group, Inc., John Dearden, Mark Dutton, Elanken Family Trust, Richard Elgart, Founders Partners IV, LLC, Stephen George, Leonart Haggegard, Hanover Associates, Eleanor Harvey, IHN Partners, Douglas Love, Russell Lucas & Christina Lucas (TEN COM), Henry McCarl, Millworth Investments, Inc., Clayton Moran, Fred Moran & Joan Moran (TEN
COM), Frederick W. Moran, Kent Moran, Luke Moran, Andrew P. Panzo & Patricia Panzo (TEN COM), Fernando Presser, Steven Rosner, Rozel International Holdings, Ltd., Margaret Sellig, Robert Smith, Andrew Sorrentino, SPH Equities, Inc., SPH Investments, Inc., Douglas Spink, Michael Stanley, William Steif, Steven B. Rosner Money Purchase Plan, Charles L. Tinker & Mitch Tinker (TEN COM), Burton Turk, Barry Uphoff and Dean Ward. These shares were issued pursuant to Rule 506 in exchange for their tender of an aggregate of 4,831,312 shares of our Series A Preferred Stock and their agreement to release us and our present and future officers and directors from any claims related to these rights and any shares of common stock that were to be issuable upon conversion of these shares of Series A Preferred Stock.

         In September and October 1999, we issued an aggregate of 74,250 shares of our common stock to Sven Behrendt, Juergen Jaekel, Golden Eagle Partners, Laura D'Antona, Don Berman and Bruce Malinowski pursuant to Section 4(2) of the Securities Act of 1933 in settlement of various debts and other obligations.

         In September and October 1999, we issued an aggregate of 4,824 shares of our Series B Preferred Stock and warrants to purchase 295,040 shares of our common stock to Tonga Partners, L.P., Yeoman Ventures, Ltd., Lightline Limited, Little Wing LP, Little Wing Too LP, Tradewinds Fund, LLC, JDN Partners, L.P., Bayhill, Ltd., RS Orphan Fund, L.P. and RS Orphan Offshore Fund, L.P., pursuant to Rule 506 in exchange for $5,000,000, of which we paid $250,000 and warrants to purchase 110,077 shares of our common stock in commissions to a registered broker-dealer. In February and March 2000, the holders of our Series B Preferred Stock converted all of our issued and outstanding shares of Series B Preferred Stock into 1,180,180 of our common stock. In March and April 2000, the holders exercised warrants to purchase 210,944 shares of our common stock.

         In October 1999, we issued an aggregate of 676,374 shares of our common stock to RS Orphan Fund, L.P. and RS Orphan Offshore Fund, L.P. pursuant to
Section 4(2) of the Securities Act of 1933 in exchange for $676,374.

         In March 2000, we issued an aggregate of 4,166,667 shares of our Series C Preferred Stock and warrants to purchase 416,667 shares of our common stock to Brown Simpson Strategic Growth Fund, Ltd., Brown Simpson Strategic Growth Fund, L.P., Catalyst Partners, L.P., TGT Capital Partners, LP, Narragansett I, LP, Emergent Capital Investment Management, LLC, Gavleborgs Lansforsakingar, N. Herrick Irrevocable Securities Trust (Howard Herrick, Trustee), Scout Capital Partners, L.P., Asset Management Holding Co., Halifax Fund, LP, Fisher Partners Fondkommission, AB, ACIE/NETVALUE, LLC, Montrose Investments, Ltd., Anegada Fund, Ltd., Tonga Partners, LP, Aspen International Ltd., Gilston Corporation Ltd., The Altar Rock Fund, L.P., Raptor Global Portfolio, Ltd., Martin H. Garvey, Eric Hauser, Michael Lauer, Lancer Partners, LP, Lancer Offshore, Inc., Bridgewater Partners, L.P., CSL Associates, Gladstone Equity Funds, Inc., Ogden Properties, Inc., Schottenfeld Associates, LP, Nicholas Stiassini and Suzanne Stiassni Co., Trustees of the Stiassni Family Trust and BNY Capital Partners, Inc., pursuant to Rule 506 in exchange for $50,000,000, of which we paid an aggregate of $1,305,240 and issued an aggregate of 35,000 shares of Series C Preferred Stock in commissions to two registered broker-dealers.

         In May 2000, we purchased 563,000 shares of Series A Preferred Stock and a warrant to purchase 170,000 shares of common stock of Webmodal, Inc. for $5,000,000. We paid $4,000,000 of this purchase price in cash and $1,000,000 of this purchase price by issuing 113,214 shares of our common stock to Webmodal, Inc. We issued these shares of common stock pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Consolidated Financial Data

                      Consolidated Statements of Operations


                                                                                  Year Ended December 31
                                                           --------------------------------------------------------------------
                                                              1999           1998          1997           1996        1995
                                                              ----           ----          ----           ----        ----
                                                           -------------  -------------  ------------  ------------ -----------
Revenue                                                    $           -  $           -  $          -  $            $         -
Operating expenses
    Stock based compensation                                   7,320,695              -             -             -           -
    General and administrative                                 3,719,497        140,484             -             -           -
                                                           -------------  -------------  ------------  ------------ -----------
         Total operating expenses                             11,040,192        140,484             -             -           -
Interest income                                                   60,526              -             -             -           -
Interest expense                                              12,380,157      1,441,399             -             -           -
Financing fees                                                   523,601         48,436             -             -           -
                                                           -------------  -------------  ------------  ------------ -----------
         Loss before equity in losses of Affiliate            23,883,424      1,630,319             -             -           -
         Companies
Equity in losses of Affiliate Companies                           79,559              -             -             -           -

                                                           -------------  -------------  ------------  ------------ -----------
         Net loss from continuing operations                  23,962,983      1,630,319             -             -           -
Discontinued operations
    Loss from discontinued operations                          6,370,776     11,106,826    11,235,237     3,314,094     764,702
    Gain on disposal of discontinued operations                6,502,663              -             -             -           -
                                                           -------------  -------------  ------------  ------------ -----------
Net loss                                                      23,831,096     12,737,145    11,235,237     3,314,094     764,702
                                                           -------------  -------------  ------------  ------------ -----------

Preferred stock dividends
     Continuing operations                                     6,605,261              -             -             -           -
     Discontinued operations                                           -     15,250,500     1,181,250             -           -
                                                           -------------  -------------  ------------  ------------ -----------

Net loss to common shareholders                              $30,436,357  $  27,987,645  $ 12,416,487  $  3,314,094 $   764,702
                                                           =============  =============  ============  ============ ===========
Basic and diluted net (loss) per common share -
 continuing operations                                     $      (2.90)  $      (0.35)  $          -  $          -         N/A
                                                           =============  =============  ============  ============ ===========
Basic and diluted net earnings (loss) per common share
 - discontinued operations                                 $        0.01  $      (5.59)  $     (6.88)  $     (3.55)         N/A
                                                           =============  =============  ============  ============ ===========
Basic and diluted weighted average common shares
 outstanding                                                  10,557,953      4,711,351     1,804,700       934,810         N/A
                                                           =============  =============  ============  ============ ===========

Balance Sheet Data                    December 31,   December 31,    December 31,     December 31,    December 31,
                                           1999           1998            1997            1996             1995
                                   --------------------------------------------------------------------------------
Working capital deficit                $ 4,212,869    $ 8,750,164     $ 3,427,635     $  792,841        $ 306,910
Total assets                            13,989,368        371,648       1,800,402        794,592           29,615
Total liabilities                        7,839,258      9,121,812       4,227,058      1,099,684          309,317
Long-term debt, net of current
  portion                                   67,302              -       4,227,058              -                -
Series B redeemable convertible
  preferred stock                        4,448,872              -               -              -                -
Stockholders' equity (deficit)           1,701,240     (8,750,164)     (2,426,656)      (305,092)        (279,702)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Annual Report and the risks discussed in our other SEC filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report.

General

         We were originally formed as a Florida corporation in 1991. We did not have any operations until our change of domicile into Delaware in October 1998. This occurred in conjunction with our acquisition of a controlling interest in Net Value, Inc. which commenced in October 1998. Net Value, Inc. was engaged in the development and distribution of online promotional campaigns.

         We obtained control of Net Value, Inc. when we acquired 66% of its outstanding common stock through share exchange transactions with 20 of its largest stockholders. Since as a result of these transactions the former Net Value, Inc. stockholders obtained a majority ownership interest of our company, the transaction was accounted for as a recapitalization. Under a recapitalization, the historical financial statements presented are those of the company acquired, not those of the legal acquiror. Accordingly, the financial information included in our financial statements prior to October 1998 is that of Net Value, Inc.

         We plan to complete a merger with Net Value, Inc. within three to six months pursuant to which we intend to offer .4 shares of our common stock for every share of Net Value, Inc. common stock tendered to us by the existing Net Value, Inc. stockholders. This is being done in order to acquire the remaining minority interest in Net Value, Inc. Additionally, we will issue common stock purchase warrants and stock options to the holders of Net Value, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio. Since we already own a majority of Net Value, Inc.'s capital stock, we can assure that the merger will be completed. Accordingly, our 1999 financial statements reflect the results of our in-process merger with Net Value, Inc.

         At December 31, 1999, we owned approximately 66% of the outstanding common stock of Net Value, Inc. Because the total net assets of Net Value, Inc. are negative and because it is unlikely that the minority shareholders of Net Value, Inc. will make additional capital contributions to erase subsequent Net Value, Inc. losses, no amount has been ascribed to the 34% minority interest.

         Our financial statements also reflect the operations of Net Value, Inc. as a discontinued operation. This was necessitated when, in November 1999, we made the strategic decision to exit the development and distribution of online promotional campaigns operations of Net Value, Inc. In December 1999, we sold the business and assets of Net Value, Inc. to BrightStreet.com, Inc., a new company formed by members of Net Value, Inc.'s then senior management team and a group of third party investors. Through Net Value, Inc., we retained a 14% interest in the common stock of BrightStreet.com.

         We have segregated the operating results of the discontinued operations of Net Value, Inc. from continuing operations and have reported these operating results as a separate line item on the statements of operations. Upon the completion of our merger with Net Value, Inc., we will own all of Net Value, Inc.'s assets and liabilities. This will not change our financial statement presentations as these items are already reflected on our balance sheet.

         Because we acquire significant interests in early stage companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our affiliate companies have consistently reported losses, we may have net income in certain periods and may experience significant volatility from period to period due to non-recurring transactions and other events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges.

         On a continuous basis, but no less frequently than at the end of each reporting period, we evaluate:

         o the carrying value of our ownership interest in and advances to each of affiliate companies for possible impairment based on achievement of business plan objectives and milestones;
         o the value of each ownership interest in the affiliate company relative to carrying value;
         o   the financial condition and prospects of the affiliate company; and
         o   other relevant factors.

         The business plan objectives and milestones we consider include those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of an Internet website or the hiring of key employees. The fair value of our ownership interests in and advances to privately held affiliate companies is generally determined based on the value at which independent third parties have or have committed to invest in its affiliate companies. If impairment is determined, then the carrying value of our ownership interest is adjusted to fair value.

Effect of Various Accounting Methods on our Results of Continuing Operations

         Accounting for Stock Based Compensation.

         Stock based compensation is a non-cash charge relating to the amortization of deferred compensation. We record deferred compensation when we make restricted stock awards or compensatory stock option grants to employees, members of our Board of Directors, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference between the exercise price and fair market value of our common stock on the date of grant. In the case of options granted to consultants or advisory board members, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined by the Black-Scholes option pricing model. We record deferred compensation as a reduction to shareholders' equity and an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock based compensation over the performance period of the consultant or advisory board member, which typically coincides with the vesting period of the stock based award of 3 to 4 years.

         Grants to Employees. All awards to employees are fixed awards. This means that the number and exercise price of the stock options are known on the date of grant. Under these fixed awards, the amount of deferred compensation which we record is similarly fixed and represents the total amount of future amortization to stock based compensation.

         Grants to Consultants and Advisory Board. In accordance with the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, stock based awards to consultants and advisory board members for future professional services are considered variable. This means that the amount of deferred compensation is periodically adjusted to the current fair value of the unvested awards as determined by the Black-Scholes option pricing model. Similarly, the amortization to stock based compensation for variable awards also fluctuates in direct proportion to the increase or decrease in deferred compensation resulting from changes in fair value. These fluctuations are largely dependent on the fair market value of our common stock and therefore makes future prediction or estimate of the amortization charge to stock based compensation extremely difficult.

         Accounting for Affiliate Company Ownership

         The various interests that we acquire in our affiliate companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in an affiliate company.

         Consolidation. Affiliate companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an affiliate company's financial statements are reflected within our Consolidated Statements of Operations. None of our affiliated companies were consolidated as of December 31, 1998. As of December 31 1999, metacat.com, Inc. is our only consolidated affiliate company.

         The effect of an affiliate company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of an affiliate company is reflected in our results of operations in the Consolidated Statements of Operations.

         Equity Method. Affiliate companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an affiliate company depends on an evaluation of several factors including, among others, representation on the affiliate company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the affiliate company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the affiliate company. Under the equity method of accounting, an affiliate company's results of operations are not reflected within our consolidated statements of operations; however, our share of the earnings or losses of the company is reflected in the caption "Equity in Losses of Affiliate Companies" in the Consolidated Statements of Operations. As of December 31, 1999, we accounted for the following affiliate companies under this method:

        o         College 411.com, Inc.
        o         AssetExchange, Inc.
        o         Swapit.com, Inc.

         In addition, we plan to account for our recent investments which we made in 2000 in IndustrialVortex.com, Inc. and AlarmX.com under the equity method of accounting. We have representation on the board of directors of all of the above affiliate companies. Most of our equity method affiliate companies are in a very early stage of development and have not generated any revenues. All of our equity method affiliate companies commenced operations in 1999 or 2000 and are expected to incur substantial losses in 2000.

         Cost Method. Affiliate companies not accounted for under either the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. At December 31, 1999, we accounted for YesAsia, BrightStreet.com and Webmodal, Inc. under the cost method of accounting. Our cost method affiliate companies are in a very early stage of development and have not generated significant revenues. In addition, our cost method affiliate companies have incurred substantial losses and are expected to continue to incur substantial losses in 2000.

Results of Operations

Twelve Months Ended December 31, 1999 Compared to the Twelve Months Ended December 31, 1998

Continuing Operations

         Stock Based Compensation. Stock based compensation relating to continuing operations, a non-cash charge resulting from restricted stock awards and compensatory option grants, totaled $7,320,695 for the year ended December 31, 1999. We did not incur a corresponding expense for the year ended December 31, 1998 due to the fact that our management team was not hired until 1999. The following table shows the amount of deferred compensation, the related amortization to stock based compensation included in operating expense, and the resulting unamortized deferred compensation associated with our continuing operations. Amortization of deferred compensation relating to Net Value, Inc.'s discontinued operations for the year ended December 31, 1999 of $1,771,168 is not reflected in the schedule below. In addition, the cancellation of stock options held by former Net Value, Inc. employees resulted in a reduction of deferred stock-based compensation of $1,487,984, which is not reflected below.

                                                          Amortization of Deferred   Unamortized
                                 Deferred                 Compensation to Stock      Deferred
                                 Compensation             Based Compensation         Compensation at
                                 Recorded During 1999     During 1999                December 31, 1999
Employees
---------
Andrew Panzo                          $ 6,252,600                    $1,808,350           $ 4,444,250
Lee Hansen                              3,204,000                       560,700             2,643,300
Douglas Spink                           1,406,648                     1,406,648                     -
Other Employees                            52,800                         2,750                50,050
                                 ----------------             -----------------         -------------
                                       10,916,048                     3,778,448             7,137,600

Consultants and Advisory
Board
------------------------
Darr Aley                               6,998,382                       415,371             6,583,011
Stephen George                          6,998,382                       415,371             6,583,011
Barry Uphoff                            6,998,382                       415,371             6,583,011
Advisory Board Members                    437,949                         6,810               431,139
                                 ----------------             -----------------         -------------
                                       21,433,095                     1,252,923            20,180,172

Total                                 $32,349,143                    $5,031,371           $27,317,772
                                 ================             =================         =============

         We also recorded stock-based compensation of $2,289,324 relating to services provided by a member of our Advisory Board for assistance with locating strategic investors and potential affiliate companies. The terms of the consulting agreement allowed the Advisory Board member's investment company to purchase 676,374 shares of common stock at a price of $1.00 per share, which was less than the fair market value of our common stock on the date of the sale. Accordingly, we recognized a non-cash charge to stock-based compensation for the difference between the stock purchase price and the fair market value of our common stock on the date of this sale. We entered into this consulting agreement during the early stages of our operations and do not expect to enter into similar agreements in the future.

         Of the total unamortized deferred compensation relating to employees of $7,137,600, we expect to amortize into stock based compensation $2,813,400, $2,813,400, $1,500,350 and $10,450 during 2000, 2001, 2002 and 2003, respectively. These amounts correspond to the vesting schedule of presently issued and outstanding stock based awards. This amount will be increased by any future compensatory grants and decreased by any cancellations. As discussed above in "Effects of Various Accounting Methods on our Results of Continuing Operations," stock based awards to consultants and advisory board members for future professional services are considered variable. This means that the amount of deferred compensation is periodically adjusted to the fair market value of the unvested awards. Accordingly, due to the variability associated with these awards, we cannot accurately predict the future amortization to stock based compensation of the deferred compensation which we recorded in 1999. This amount will generally increase and decrease with corresponding increases and decreases in the market price of our common stock.

         General and Administrative Expenses. Our general and administrative expenses have increased significantly from $140,484 in 1998 to $3,719,497 in 1999 due to the execution of our operating plan and the expansion of our operations. We anticipate that our general and administrative expenses will continue to grow as we solidify our infrastructure and acquire additional interests in affiliate companies. The following is a schedule of the significant components that comprise general and administrative expenses:

                                                       Year Ended
                                             December 31,        December 31,
                                                 1999                1998
                                                 ----                ----
Professional fees                             1,150,315            129,878
Goodwill amortization                           578,906                  -
Salaries and benefits                           387,828                  -
Other general and administrative              1,602,448             10,606
                                             ----------           --------
Total                                        $3,719,497           $140,484
                                             ==========           ========

         Professional fees consist primarily of legal and accounting fees associated with our corporate transactions and audit services. We expect these fees to increase as we expand our operations.

         Goodwill amortization includes the amortization expense attributable to our acquisition of Strategicus Partners, Inc. in July 1999. Total goodwill for the Strategicus transaction was approximately $3.8 million which is being amortized on a straight-line basis over three years.

         The increase in salaries and benefits expense is due to our active recruitment of executive personnel in 1999, resulting in the addition of seven full-time employees. Salaries and benefits include employee cash compensation and medical and dental coverage.

         Other general and administrative consists primarily of general operating expenses and travel-related expenses.

         Interest Income and Expense. Interest income consists of the interest earned on our cash and cash equivalents balances, with the change year over year due to significant increases in our cash balances over 1998. Interest expense, which was primarily a non-cash expense, increased as a result of the issuance of our convertible promissory notes and convertible debentures in the fourth quarter of 1998 and the first nine months of 1999. These non-cash charges are the result of beneficial conversion features included in our convertible promissory notes and convertible debentures that allowed the holders to convert their notes and debentures into shares of our common stock at below market rates. We expect to fund our future operations through the use of equity financings and do not anticipate that we will incur these interest expense charges in the future.

         The following is a schedule of the significant components that comprise interest expense:


                                                            Year Ended
                                                     December 31,  December 31,
                                                        1999          1998
                                                        ----          ----
Beneficial conversion features:
 8% convertible debentures                           $6,449,020    $1,441,399
 12% convertible promissory notes                     4,270,625             -
 10% convertible promissory note                        445,500             -
Value of warrants related to the 10%
 convertible promissory note                            454,500             -
Interest expense based on stated interest rates
 of convertible debentures and promissory notes         761,512             -
                                                   ------------    ----------
Total                                              $ 12,380,157    $1,441,399
                                                   ============    ==========

         Financing Fees. Amortization of financing fees increased to $523,601 during the year ended December 31, 1999. The increase in financing fees was primarily due to the amortization of issuance costs paid in relation to the issuance of the convertible promissory notes and convertible debentures we issued in the fourth quarter of 1998 and the first nine months of 1999.

         Equity in losses of affiliate companies. Equity in losses of affiliate companies amounted to $79,559. This amount represents our proportionate share of the losses of the affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. For the year ended December 31, 1999, College411.com, AssetExchange, Inc. and Swapit.com were accounted for under the equity method of accounting. During the year ended December 31, 1998, we did not account for any of our ownership interests in our affiliate companies under the equity method. We expect these expenses to increase as we continue to purchase equity interests in affiliate companies.

Discontinued Operations

         In 1999 we incurred a loss from discontinued operations relating to Net Value, Inc. of $6,370,776 compared to a loss of $11,106,826 in 1998. Net Value, Inc. did not recognize any revenues in 1999. The decreased loss was primarily due to decreased operating, consulting, and system development expenses incurred by Net Value, Inc. following management's decision to sell its operations to third party investors. Gain on disposal of discontinued operations relates to the December 1999 sale of substantially all of the assets of Net Value, Inc. to BrightStreet.com (f/k/a Promotions Acquisitions, Inc.), a newly formed corporation formed by the former management team of Net Value, Inc. Net Value, Inc. received $2 million in cash and 2,958,819 shares of common stock of BrightStreet.com in exchange for substantially all of Net Value Inc's assets and assumption by BrightStreet.com of approximately $1.6 million of liabilities. We recognized a gain on the sale of $6,502,663, representing the excess of the fair value of the stock and cash received over the carrying value of the assets sold and liabilities assumed.

Net Loss From Continuing Operations

         We have had a net loss from continuing operations for each period since inception. This amount could fluctuate significantly from period to period, depending on the operating results of our affiliate companies and other non-recurring transactions. For the year ended December 31, 1999, our net loss from continuing operations was $23,962,983. We are aggregating this amount into our federal and state net loss carryforwards to offset future taxable income, if any. These net loss carryforwards will start to expire in 2011. Because of the uncertainty regarding reliability we have provided a full valuation allowance on our deferred tax assets consisting primarily of net operating loss carryforwards.

Twelve Months Ended December 31, 1998 Compared to the Twelve Months Ended December 31, 1997

Continuing Operations

         The only operations that existed during 1997 were from discontinued operations.

         We did not generate any operating revenues in 1998.

         The results from continuing operations for the years ended December 31, 1998 and 1997 are not directly comparable as all operations during periods prior to 1998 have been discontinued. We incurred a net loss from continuing operations of $1,630,319 in 1998. Approximately $129,900 was paid for professional fees related to our merger with Net Value, Inc. An additional $11,000 was used for our normal operating expenditures in our attempts to acquire interests in affiliate companies. The remaining $1,490,000 was primarily related to interest expense and financing fees on convertible debentures issued during the fourth quarter of 1998.

Discontinued Operations

         We incurred a loss from discontinued operations of $11,106,826 in 1998 compared to a loss of $11,235,237 during 1997. The decrease of $128,411 was primarily due to a decrease in research and development costs of $894,250, a decrease in advertising costs of $545,118 and an increase in revenues of $1,330,367, offset primarily by an increase in compensation and related expenses of $483,444, an increase in professional fees of $611,006 and an increase in interest and financing costs of $1,570,715. Revenues recognized in 1998 resulted from a licensing agreement Net Value, Inc held with IQ Value. Net Value, Inc. received $1,250,000 in licensing fees from IQ Value L.L.C. pursuant to the terms of a Distribution and License Agreement which the parties entered into in April 1998. Net Value, Inc. used these funds to pay commercial accounts payable and to fund continuing operations. In December 1998, the parties determined that it would be in each of their best interests to terminate their relationship, and no further revenues were generated from the licensing agreement.

Changes in Financial Position, Liquidity and Capital Resources

         Our current operations do not generate sufficient operating funds to meet our cash needs and, as a result, we have funded our operations with a combination of equity and debt proceeds. We ultimately expect to fund our operations from the cash flows of our affiliate companies. Currently however, our affiliate companies do not generate sufficient earnings to pay dividends or otherwise distribute amounts which are sufficient to cover our operating expenses. Furthermore, we do not expect to receive such dividends within the next twelve months due to the fact that each of our affiliate companies is in the developmental stage of operations. We may also generate cash proceeds from the sale of interests in our affiliate companies. Until we receive dividends from our affiliate companies or realize cash proceeds from the sale of interests in our affiliate companies, if at all, we will remain dependant on outside sources of capital to fund our operations. We are not certain that such funds will be available on terms that are satisfactory to us or at all.

         During the period from January 1, 1998 through December 31, 1999, we received proceeds of approximately $8.8 million from the sale of our equity securities. In addition, during the period from January 1, 1998 through December 31, 1999, we received approximately $7.9 million from the sale of convertible debentures. Accordingly, proceeds from the sale of debt and equity amounted to approximately $16.7 million during the period from January 1, 1998 through December 31, 1999.

         In March 2000, we sold 4,166,667 shares of our Series C Preferred Stock and warrants to purchase 416,667 shares of our common stock for net proceeds of approximately $48.3 million after payment of offering costs.

         Since inception through December 31, 1999, we used approximately $3.8 million to fund our general corporate expenses, including salaries and wages, professional and consulting fees and interest expense and we advanced approximately $7.3 million to Net Value, Inc. to fund its operations and development stage activities. We continued to advance funds to Net Value, Inc. through December 3, 1999, the date of the asset sale with BrightStreet.

         In June 1999, pursuant to a loan agreement, we advanced an aggregate total of $1,555,000 to Strategicus Partners, Inc. Strategicus used these funds as follows:

                 o $1,000,000 to purchase an approximate 13% equity interest in YesAsia, Inc.
                 o $100,000 to purchase an approximate 10% equity interest in College 411.com, Inc.;
                 o $60,000 to extend a short term loan to Cowboys and Robots, Inc.
                 o         $85,000 for general corporate purposes; and
                 o $310,000 to extend a loan to Douglas Spink, the president of Strategicus.

         In June 1999, we also extended a loan in the principal amount of $267,000 to Darr Aley, one of our directors, who was a stockholder of Strategicus at the time of the loan. We extended these loans to Mr. Spink and Darr Aley to induce them to enter into an employment agreement and consulting agreement, respectively, with our company and to remain an employee and consultant of our company throughout the terms of their respective agreements. On July 30, 1999, we completed a merger with Strategicus. In connection with the merger, we issued an aggregate of 601,029 vested shares of our common stock, 184,627 vested shares of our Series A Preferred Stock, 6,923,599 unvested shares of our common stock and 2,126,833 unvested shares of our Series A Preferred stock to Darr Aley, Stephen George, Douglas Spink and Barry Uphoff, the stockholders of Strategicus, in exchange for 100% of the issued and outstanding capital stock of Strategicus. The 5,282,289 unvested shares of our common stock which were issued to Messrs. Uphoff, George and Darr Aley were scheduled to vest pro rata on a monthly basis over a period of 48 months from the closing date of the merger. However, on August 31, 1999, Messrs. Uphoff, George and Darr Aley agreed to forfeit these unvested shares of common stock and we agreed to issue them options to purchase an aggregate of 5,282,289 shares of our common stock. These options have an exercise price of $1.00 per share and will have the same vesting period as the unvested shares of common stock. Messrs. Uphoff, George and Darr Aley have subsequently agreed to forfeit an aggregate of 4,785,041 stock options so that Messrs. Uphoff and Darr Aley each now own options to purchase 332,416 shares of our common stock and Mr. George now owns options to purchase 382,416 shares of our common stock. The 1,641,310 unvested shares of our common stock which were issued to Mr. Spink were scheduled to vest pro rata on a monthly basis over a period of 24 months from the closing date of the merger. We have subsequently terminated Mr. Spink's employment agreement for cause and it is our position that, as a result, Mr. Spink has forfeited 1,616,835 of his unvested shares of our common stock. Upon consummation of the merger, each of the former Strategicus stockholders was appointed to our board of directors. Our common stock and preferred stock exchanged for Strategicus stock was ascribed a value of $6.06 per share and $3.06 per share, respectively. The value of our stock issued in the transaction was recorded as goodwill related to the acquisition of Strategicus.

         As a result of the merger, we acquired Strategicus' investments in YesAsia and College 411 and 100% of the capital stock of metacat.com, Inc. Since Strategicus merged into us pursuant to the merger agreement, it is no longer a legal entity and its obligations under the loan agreement with us have been discharged. This merger provided us with three affiliate companies and marked the beginning of the implementation of our business plan to act as an Internet holding company. Since each of these affiliate companies are in the development stage and Strategicus had no other operations, this merger did not have a material effect on our results of operations. In connection with this merger, we entered into an employment agreement with Mr. Spink and a consulting agreement with Darr Aley. Pursuant to each of these agreements, we agreed to forgive the repayment of each of Messrs. Spink's and Aley's loans if they remain employed or engaged by us for certain periods of time.

         During the fourth quarter of 1999 we continued to actively pursue the acquisition of additional equity interests in affiliate companies as follows:

                  o On October 6, 1999, we increased our ownership percentage in College 411, Inc. to 29% of the issued and outstanding common stock of College 411 through our exercise of warrants to purchase 1,125,000 shares of College 411's common stock.

                 o On October 10, 1999, we acquired a 20% interest in AssetExchange, Inc. for $400,000.

                 o On October 11, 1999, we acquired a 12% interest in Webmodal, Inc. for $350,000.

                 o On November 24, 1999, we acquired a 10% interest in Swapit.com, Inc. for $500,000.

         During the first quarter of 2000, we acquired equity ownership interests in the following affiliate companies:

                 o On January 31, 2000, we acquired a 31% interest in IndustrialVortex.com, Inc. for $1,000,000.

                 o On March 14, 2000, we acquired a 69% interest in AlarmX.com, Inc. for $1,000,000.

         None of the transactions consummated during the fourth quarter of 1999 or the first quarter of 2000 resulted in our acquisition of any business or assets other than equity securities of these affiliate companies and did not result in our assumption of any liabilities. These transactions resulted in our acquisition of additional equity interests in affiliate companies and, therefore, did not have any effect on the nature of our operations as a holding company. In addition, since each of these affiliate companies is in the development stage, these acquisitions did not have a material effect on our results of operations.

         We believe that our cash and cash equivalents as of April 30, 2000 will be sufficient to meet our operating expenses and current investment requirements through June 30, 2001. However, our future liquidity needs are dependant primarily on the number of future acquisitions of equity interests in new affiliate companies and the extent to which we participate in subsequent rounds of financings of our existing affiliate companies. We may be required to curtail or reduce the scope of our investment activities to satisfy our liquidity needs through June 30, 2001. Thereafter, we will be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders. We are not certain that these funds will be available on terms that are satisfactory to us, or at all. If we are unable to obtain these funds, then we will be required to reduce our acquisitions of equity interests in affiliate companies and reduce our operating activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in short term fixed income investments with remaining maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels, at December 31, 1999 and 1998, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

Item 8.  Financial Statements

         Our financial statements for the years ended December 31, 1999, 1998 and 1997, respectively and footnotes related thereto are included within Item 14(a) of this Report and may be found at pages F-1 through F-26.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         LJ Soldinger Associates completed the audit of our consolidated financial statements for the years ended December 31, 1997 and 1998. In February 2000, we dismissed LJ Soldinger Associates as our independent accounting firm and we engaged KPMG LLP as our independent accounting firm. KPMG LLP completed the audit of our consolidated financial statements for the year ended December 31, 1999. LJ Soldinger Associates has confirmed that they did not have any disputes or disagreements with our management regarding accounting principles or practices, financial disclosure or auditing scope of procedures.

         For periods in which we were inactive prior to our acquisition of a controlling interest in Net Value, Inc., Barry L. Friedman, P.C. completed audits of our financial statements and was subsequently dismissed when we engaged LJ Soldinger Associates in 1998. Barry L. Friedman, P.C. confirmed that they did not have any disputes or disagreements with management regarding accounting principles or practices, financial disclosure or auditing scope or procedures.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Our directors and executive officers, their ages and positions are set forth below:

         Andrew P. Panzo          35      Chairman of the Board of Directors and
                                          Chief Executive Officer
         Lee C. Hansen            33      President and Director
         Stephen M. Cohen         43      Senior Vice President, General Counsel
                                          and Secretary
         Thomas Aley              35      Executive Vice President, Business
                                          Development
         Darr Aley                35      Director
         Barry Uphoff             33      Director
         Stephen George           32      Director


         The following is a brief summary of the business experience of our executive officers and directors:

         Andrew P. Panzo has served as our Chairman and Chief Executive Officer since January 1999. From October 1993 to June 1999, Mr. Panzo was a managing director at American Maple Leaf Financial Corporation, a boutique investment banking firm located in Philadelphia, Pennsylvania. Mr. Panzo was one of the original founders of Net Value, Inc. in September 1996. Mr. Panzo currently serves on the Board of Directors of Net Value, Inc. and the Board of Directors of metacat.com, Inc. Mr. Panzo received a Masters degree in International Business and Finance from Temple University.

         Lee C. Hansen has served as our President since October 1, 1999 and as one of our directors since April 2000. Prior to joining our management team, Mr. Hansen was Senior Vice President of Corporate Strategy and Development at Bank of America Corporation from May 1997 to September 1999, where he managed strategic projects and merger and acquisition activities. From July 1993 to April 1997, Mr. Hansen served as a Vice President in the International Capital Raising Group and an Associate in the Lease Finance, Private Placement and High Yield Groups at Banc of America Securities. Mr. Hansen currently serves on the Board of Directors of AssetExchange, Inc. and AlarmX.com, Inc. Mr. Hansen received an MBA from the J.L. Kellogg Graduate School at Northwestern University and a BSBA from Bucknell University.

         Stephen M. Cohen has served as our Senior Vice President, General Counsel and Secretary since April 2000. Since 1980, Mr. Cohen has been engaged in the practice of law, having most recently been a partner of Buchanan Ingersoll Professional Corporation from March 1996 to April 2000 and a partner of Clark Ladner, Fortenbaugh & Young from March 1990 to March 1996. Mr. Cohen's practice focused on corporate finance and federal securities matters. He received a B.S. from the School of Commerce and Finance of Villanova University, a J.D. from Temple University and a L.L.M. in Taxation from Villanova University School of Law.

         Thomas Aley has served as our Executive Vice President for Business Development since November 22, 1999. Prior to joining our management team, Mr. Aley was Executive Vice President of Marketing at Wild Wild Web, Inc. from June 1997 through November 1999 where he oversaw business development including operations, marketing and sales for Wild Wild Web's online and television divisions. In November 1998, Mr. Aley played an instrumental role in the sale of Wild Wild Web to GT Interactive Software. From June 1995 to June 1997, Mr. Aley was Director of Electronic Commerce at Ziff-Davis where he managed the Company's Net Buyer initiatives and ZDNet service. From January 1994 to June 1995, Mr. Aley was the Director of Marketing for Eliza Corporation, where he sold speech recognition technology to cable and television companies in the interactive television industry. From January 1992 to January 1994, Mr. Aley worked at Ono-Sendai Corporation. From October 1990 to January

1992, Mr. Aley worked at Shiva Corporation. Mr. Aley currently serves on the Board of Directors of Swapit.com, Inc. Mr. Aley received an MBA in High Technology Marketing and Operations from Northeastern University.

         Darr Aley has served as a member of our Board of Directors since July 1999. Mr. Aley is also the chief technology officer of Epylon.com, Inc. Prior to joining our management team, Mr. Aley was Vice President of Corporate Development at Lycos, Inc. from August 1998 to August 1999, where he was responsible for developing Internet joint ventures and strategic alliances. From December 1997 to August 1998, Mr. Aley worked at WhoWhere.com, a search engine that enables users to locate a person's home and e-mail address. From December 1996 to December 1997, Mr. Aley worked at Zip Two, a venture capital firm. From December 1994 to December 1996, Mr. Aley worked at Soft Bank, a venture capital firm. Mr. Aley currently serves on the Board of Directors of College411.com, Inc. Mr. Aley received a BA from the University of New Hampshire.

         Barry Uphoff has served as a member of our Board of Directors since July 1999. Mr. Uphoff is also a partner at Diamond Technology Partners, Inc., an e-business consulting firm. Prior to joining Diamond Technology Partners in July 1994, Mr. Uphoff was a management consultant with Booz, Allen and Hamilton from June 1991 to July 1994 where he provided strategic and technology consulting services to a variety of clients. Mr. Uphoff received an MBA from the University of Chicago.

         Stephen George has served as a member of our Board of Directors since July 1999. Mr. George is also the chief executive officer of Epylon.com, Inc., a business to business San Francisco Bay-area e-commerce company. Prior to forming Epylon.com, Inc., Mr. George was a Vice President in the San Francisco office of Goldman Sachs & Co., from January 1996 to May 1999 where he provided a broad range of financial services to emerging technology companies, entrepreneurs, management teams and venture capitalists with a specialization in the Internet industry. From April 1992 through January 1996, Mr. George worked as an investment banker for Merrill Lynch, Pierce, Fenner & Smith, Inc. Mr. George currently serves on the Board of Directors of YesAsia, Inc. Mr. George received a BA in Government from Cornell University.

Advisory Board

         Members of our Advisory Board provide us and our affiliate companies with strategic guidance and networking assistance. The following is a brief summary of the business experience of our Advisory Board members:

         Paul Stephens. Paul Stephens was a founder, managing director and chief investment officer of the former Robertson Stephens & Company and currently serves as a managing director of RS Investment Management, which was purchased from the Bank of America on February 28, 1999. Following nine years in institutional sales (1969-78) with Smith Barney & Company and Robertson, Colman, Siebel & Weisel, Mr. Stephens joined Sandy Robertson to found Robertson, Colman, Stephens & Woodman in 1978. The organization changed its name to Robertson Stephens & Company in 1989. Mr. Stephens led the firm's research and institutional sales effort in the late 1970's and early 1980's and then transitioned into its new business corporate finance department where he served from 1982 to 1985. He then restructured the venture capital group, managing it until 1990 when he formed The Robertson Stephens Orphan Fund, a limited partnership focused on investing globally in undiscovered or neglected growth companies. In June 1993, Mr. Stephens launched The Contrarian Fund, a public mutual fund. He holds both a Bachelors degree and a Masters degree in Business Administration from the Haas School of Business at U.C. Berkeley.

         Warren Zide. Warren Zide is a movie producer and talent manager at Zide/Perry Entertainment, a production and management company. In 1997, Mr. Zide partnered with Craig Perry to form Zide/Perry Films, a division of Zide/Perry Entertainment. Mr. Zide recently served as a producer on Universal's box office success American Pie. He has also produced the action film, The Big Hit, starring Mark Wahlberg and Christina Applegate. Zide/Perry Films' recent projects include New Line Cinema's Final Destination, a supernatural thriller; Sony's Providence, a teen romance; and the independent comedy, Return of the World's Most Rotten Lover. The company also has numerous projects on its development slate and currently has a two-year, first-look production deal with Warner Bros. to develop and produce feature films. Mr. Zide serves as a literary manager for Zide Management, where he has sold more than 80 spec scripts in less than 60 months. Mr. Zide represents many young, rising screenwriters and directors, including Ben Ramsey, screenwriter of The Big Hit, Josh Schwartz, screenwriter of Providence and Stuart Gibbs, screenwriter of Return of the World's Most Rotten Lover. He has earned many impressive press accolades, including being selected for Fade-In Magazine's "One of the Top 100 People In Hollywood You Need to Know," The Hollywood Reporter's "Next Generation's," and he is the youngest manager to appear on Weekly Variety's "Top 10 Spec Salesman's" list. Additionally, Mr. Zide is extending his entertainment presence by launching InZide.com (www.InZide.com), an Internet website which has been developed as a comprehensive industry resource and reference tool for aspiring and established screenwriters. Mr. Zide graduated with a B.A. in finance from Michigan State University.

         Michela O'Connor Abrams. Michela O'Connor Abrams is the president of Imagine Media, Inc.'s Business Division. In this role, Ms. O'Connor Abrams oversees all operations, including the flagship publication Business 2.0 and all new brand extensions. Business 2.0 (www.business2.com) is an international monthly publication with a current circulation rate base of approximately 210,000. Within its first year, Business 2.0 won seven top magazine awards: three Maggie Awards, a Computer Press Award, two Ozzie Awards, and the Folio:
Editorial Excellence Award. Ms. O'Connor Abrams has over 16 years of experience in publishing, trade show management, Internet strategies, online branding and strategic business development. She has held executive positions at IDG, Ziff-Davis and McGraw-Hill. Most recently, she served as president and CEO of Computerworld. Prior to IDG, she was chief operating officer of ZD Events, which produces industry-leading expositions and conferences such as Comdex, Seybold and Networld +Interop. She also served several years as a publisher and group vice president at McGraw-Hill. Ms. O'Connor Abrams sits on the board of directors for Bow Street Software and Auctionnet.com. She holds a Bachelor of Science degree in Journalism from California Polytechnic University at San Luis Obispo.

         Owen Van Natta. Owen Van Natta is a Senior Director, Business Development at Amazon.com. Mr. Van Natta came to Amazon.com through the PlanetAll acquisition in August 1998. As Senior Director of Business Development, Mr. Van Natta manages the team responsible for all external partnerships and strategic alliances at Amazon.com. At PlanetAll.com, Mr. Van Natta oversaw all strategic partnerships and customer communications as the Vice President of Business Development & Marketing. Prior to PlanetAll, Mr. Van Natta was part of the management team at Zip2 Corporation where he successfully developed local sales and marketing operations for newspaper companies like Knight Ridder and The New York Times Company. Zip2 was ultimately sold to Compaq Computer Corporation's AltaVista Division. Mr. Van Natta has held Director level positions at high tech industry leaders such as Acer America, SoftBank, and Ziff-Davis Publishing Company. Mr. Van Natta holds a BA in English and American Literature from the University of California at Santa Cruz.

         Douglas Boake. Douglas Boake is Vice President, Business Development at Amazon.com. Mr. Boake came to Amazon.com through the Accept.com acquisition in June 1999. As Vice President of Business Development, Mr. Boake oversees the overall development of business opportunities. He implements high-level marketing strategies, develops strategic alliances and expands Amazon.com's customer relationships. At Accept.com, Mr. Boake directed all business development efforts. In addition, he spearheaded efforts to form new alliances and partnerships for the company. Before joining the Accept.com executive team, Mr. Boake was Senior Vice President of sales at PointCast Inc. where he oversaw strategic sales and affiliate development, advertising sales, and advertising marketing for the PointCast Network. He also held the position of Vice President, International at PointCast, and was President of PointCast Japan, Inc. Mr. Boake previously worked for Radius Inc. as Vice President and General Manager of the Pacific Rim region. He was also President of Radius' wholly-owned Japanese subsidiary, Radius K.K. Prior to joining Radius, Mr. Boake served as Managing Director, Pacific Rim, for the Claris Corporation and as President and Representative Director for Claris Japan, Inc., the company's Japanese subsidiary. Mr. Boake holds a BA in Managerial Science and Political Science from Rice University.

         Tom H. Rosenwald. Tom H. Rosenwald is a Partner at Heidrick & Struggles. Based in the New York office, Mr. Rosenwald is a founding member of the Consumer Practice, a Member of the E-Commerce Practice, and is Head of the Advertising and Communications Practice, a subset of the Consumer Practice. Mr. Rosenwald brings more than 30 years of experience in sales, marketing and advertising in health care and consumer packaged goods to Heidrick & Struggles. Before joining the firm, he spent ten years as Executive Vice President and General Manager of MED Communications, an advertising agency specializing in health care. Mr. Rosenwald concentrates on executive level search assignments, specializing in consumer-packaged goods, advertising, and communications. Recent clients he has served include American Express, Ammirati Puris Lintas, Burson-Marsteller, Coca-Cola Company, Compaq Computer Corporation, DMB&B, Fleet Financial Group, Gateway Inc., Grey Advertising, Hasbro, Omnicom Worldwide, Resort Condominiums International (RCI), Schering-Plough, Solvay Pharmaceuticals, TBWA/Chiat Day, The Hockey Company, True North Communications, Inc., Wells Rich Greene, Wunderman Cato Johnson, and Young & Rubicam. During his business career, Mr. Rosenwald has served in sales management positions at Wyeth Laboratories, a division of American Home Products, and held product management positions in the Post Division of General Foods. During his association with Young & Rubicam, he was a member of senior account management and General Foods was among his major clients. He also founded the firm's first health care advertising division. Mr. Rosenwald received a BA from Dartmouth College and an MBA from the Amos Tuck School of Business Administration.

         Marc Meyer. Marc Meyer is a Professor of Management at Northeastern University. Professor Meyer teaches and conducts research in the area of new product development and technological entrepreneurship. A co-founder of several software companies, Professor Meyer serves as a consultant to large corporations in the area of new product development. He is also director of the College's Center for Technology Management, helps run the College's Entrepreneurial Lab and is a co-director of the HighTech MBA program. His most recent book is The Power of Product Platforms (Free Press, 1997). Professor Meyer consults to leading corporations in the development of next generation products, systems and services. Professor Meyer holds an AB from Harvard University and MSc and PhD degrees from Massachusetts Institute of Technology.

         Paul Thomas Cohen. Paul Thomas Cohen is an independent investment advisor. Mr. Cohen has spent the past six years working as an investor banker for, and consultant to, a variety of New York-based media companies, such as Time Life, Time, Inc., The New York Times, The National Broadcasting Company
(NBC) and Rolling Stone Magazine, as well as a multitude of Internet-based companies such as Yoyodyne, Tunes.com, E-Exchange and Medcast. Working with Rolling Stone, Mr. Cohen aided in creating a new media/Internet strategy, in addition to developing and consulting on CD-Rom projects and commercial on-line ventures. Prior to his work in new media and the Internet, Mr. Cohen spent four years acting as Chief Executive Officer of the New York-based brokerage firm Herzfeld & Stern. Mr. Cohen received an MBA from Columbia University.

         Eric Olander. Eric Olander is an Equity Analyst for Tudor Investment Corporation specializing in small and mid-cap growth stocks. Previously, he was an Analyst for Putnam's Specialty Growth Equities Group, focusing on emerging small-cap growth stocks for the New Opportunities, OTC Emerging Growth and Voyager Funds. He is a Chartered Financial Analyst and is currently completing his Master of Business Administration at the Harvard Business School.

         Vici Wayne. Vici Wayne is the Managing Director of the New Media Practice at Christian & Timbers. Ms. Wayne joined Christian & Timbers to focus nationally on finding top executives to lead the burgeoning number of media companies including film, video, audio, broadcast, cable and print which are currently taking their businesses to the Internet. For the five years prior to joining Christian & Timbers, Ms. Wayne was a principal at Korn/Ferry International where she established the firm's Multimedia Practice. Ms. Wayne is an established search consultant with 12 years of recruiting experience, including managing her own search firm which focused on telecommunications, electronic entertainment, publishing and technology. Ms. Wayne received a B.S. degree in Information Systems from the University of San Francisco and studied in Switzerland and France. She has appeared as a speaker and a panelist at multimedia and Internet conventions.

Compliance with Section 16(a) of the Exchange Act

         Douglas Spink was a member of our Board of Directors until he resigned from this position on March 8, 2000. Based solely upon our review of Forms 3 submitted to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended, it is our belief that Mr. Spink has failed to file on a timely basis a Form 3 with the Securities and Exchange Commission as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11.          Executive Compensation

         The table below sets forth information concerning the compensation we paid to our chief executive officer and each executive officer who was paid compensation at an annual rate of greater than $100,000 in 1999.



                           Summary Compensation Table

                                                                                                Long-Term
                                                        Annual Compensation                Compensation Awards
                                                    --------------------------             -------------------
                  Name and
            Principal Position                      Salary               Bonus              Number of Options
            ------------------                      ------               -----              -----------------
Andrew P. Panzo,                                    $87,500                0                    1,020,000
Chairman and Chief Executive Officer
Lee C. Hansen, President                            $34,615                0                     900,000
Thomas Aley, Executive Vice President               $23,077             $50,000                     0

         From September 4, 1998 through January 6, 1999, Alexis Christodoulou served as our sole officer and director. During this period, Mr. Christodoulou did not receive any compensation in exchange for his services.

         The following table sets forth information regarding options granted in 1999 to the executive officers named in our Summary Compensation table above. Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

                       Option Grants in Last Fiscal Year

                                            Individual Grants
                                            -----------------

                                   % of Total
                                     Options                                                      Potential Realizable Value at
                                     Granted to               Market                               Assumed Annual Rates of Stock
                    Number of        Employees                Price                              Price Appreciation for Option Term
                     Options         in Fiscal    Exercise   on Date                             ----------------------------------
       Name          Granted            Year       Price     of Grant     Expiration Date        0%             5%            10%
       ----         --------           -----       -----     --------     ---------------        --             --            ---
Andrew P. Panzo     120,000             5.5%       $1.00       $7.13         June 1, 2004      $735,600      $971,987     $1,257,952
Andrew P. Panzo     300,000(1)         13.8%       $1.00       $7.13        June 30, 2005    $1,839,000    $2,566,465     $3,489,369
Andrew P. Panzo     300,000(2)         13.8%       $1.00       $7.13        June 30, 2006    $1,839,000    $2,709,788     $3,868,306
Andrew P. Panzo     300,000(3)         13.8%       $1.00       $7.13        June 30, 2007    $1,839,000    $2,860,277     $4,285,136
Lee C. Hansen        90,000             4.1%       $1.00       $4.56      October 1, 2004      $320,625      $434,073       $571,316
Lee C. Hansen       270,000(1)         12.4%       $1.00       $4.56     October 31, 2005      $961,875    $1,380,830     $1,912,342
Lee C. Hansen       270,000(2)         12.4%       $1.00       $4.56     October 31, 2006      $961,875    $1,463,372     $2,130,576
Lee C. Hansen       270,000(3)         12.4%       $1.00       $4.56     October 31, 2007      $961,875    $1,550,040     $2,370,633

(1) The options included in this grant vest pro rata on a monthly basis throughout the twelve month period commencing on the date of grant.

(2) The options included in this grant vest pro rata during the 12 month period commencing on the first anniversary of the date of grant.

(3) The options included in this grant vest pro rata during the 12 month period commencing on the second anniversary of the date of grant.

         The following table sets forth information concerning year end option values for fiscal 1999 for the executive officers named in our Summary Compensation Table above. The value of unexercised in-the-money options is calculated based on the closing bid price of our common stock on December 31, 1999 of $11.00.

                          Fiscal Year End Option Values

                                                                              Value of Unexercised
                               Number of Unexercised Options                       In-the-Money Options
                                    at Fiscal Year End                            at Fiscal Year End
                                    ------------------                            ------------------
          Name               Exercisable         Unexercisable          Exercisable          Unexercisable
          ----               -----------         -------------          -----------          -------------
Andrew P. Panzo                300,000              720,000              $3,000,000            $7,200,000
Lee C. Hansen                  157,500              742,500              $1,575,000            $7,425,000

         The table below sets forth the information concerning the compensation which Net Value, Inc. paid to its chief executive officer and each executive officer who was paid compensation greater than $100,000 in 1999.

                           Summary Compensation Table

                                                                                                   Long-Term
                                                     Annual Compensation                      Compensation Awards
                Name and                             -------------------                      -------------------
           Principal Position                        Salary                 Bonus              Number of Options
           ------------------                        ------                 -----              -----------------
R. Scott Wills                                      $182,185               $50,000                     0
President and Chief Executive Officer

Gregory B. Roberts,                                 $166,789               $25,000                     0
Chief Technology Officer

Mark Lapolla,                                        $92,847               $10,000                     0
Vice President Engineering

Andrew P. Panzo,                                        0                     0                     60,000
President

         The following table sets forth information regarding options granted in 1999 to the executive officers named in the Net Value, Inc. Summary Compensation Table above. Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

                        Option Grants in Last Fiscal Year

                                                              Potential Realizable Value
                                                              at Assumed Annual Rates
                                                              of Stock Price Appreciation
                  Individual Grants                                for Option Term
                  -----------------                                ---------------
                               % of Total
                                Options
                               Granted to             Market
                   Number of   Employees             Price on
                    Options    in Fiscal   Exercise  Date of     Expiration
       Name         Granted       Year      Price     Grant         Date           0%         5%         10%
       ----         -------       ----      -----     -----         ----           --         --         ---
 Andrew P. Panzo     60,000     100.00%    $ 1.00     $2.85      December 4,    $111,000   $157,980   $215,352
                                                                    2004

         The following table sets forth information concerning year end option values for fiscal 1999 for the executive officers named in the Net Value, Inc. Summary Compensation Table above. The value of unexercised in- the-money options is calculated based on the closing bid price of our common stock on December 31, 1999 of $11.00. The fiscal year end option values for Mr. Panzo's options to purchase 60,000 shares of Net Value, Inc.'s common stock were calculated assuming that our merger with Net Value, Inc. was consummated as of December 31, 1999 and that Mr. Panzo's stock options were converted into options to purchase 24,000 shares of our common stock at an exercise price of $2.50 per share.

                          Fiscal Year End Option Values



                                                                                    Value of Unexercised
                                 Number of Unexercised Options                      In-the-Money Options
                                      at Fiscal Year End                             at Fiscal Year End
                                      ------------------                             ------------------
         Name                Exercisable            Unexercisable           Exercisable            Unexercisable
         ----                -----------            -------------           -----------            -------------
    Andrew P. Panzo             60,000                     0                  $204,000                  $ 0

Employment Agreements

         In June 1999, we entered into a three year employment agreement with Mr. Panzo. In addition to an annual salary of $150,000, Mr. Panzo's employment agreement provides for bonus compensation at the discretion of our Board of Directors. Pursuant to the employment agreement, Mr. Panzo is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. Mr. Panzo's employment agreement provides he is entitled to receive options to purchase 1,200,000 shares of our common stock. Options to purchase 120,000 shares of common stock vested immediately and the remainder of the options will vest pro rata on a monthly basis over a three year period. Mr. Panzo may exercise these options for five years following their vesting date at an exercise price of $1.00 per share. In September 1999, Mr. Panzo agreed to reduce his option award and surrendered 180,000 options. Mr. Panzo now holds options to purchase 1,020,000 shares of our common stock.

         In September 1999, we entered into a three year employment agreement with Lee Hansen pursuant to which Mr. Hansen will serve as our President. In addition to an annual salary of $150,000, Mr. Hansen's employment agreement provides for bonus compensation at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Hansen is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. We have awarded Mr. Hansen options to purchase 900,000 shares of common stock. Options to purchase 90,000 shares of common stock vested immediately and the remainder of the options will vest pro rata on a monthly basis over a three year period. As long as he is our employee, Mr. Hansen may exercise these options at an exercise price of $1.00 per share until the later of:

                  o        the fifth anniversary of their vesting date; or

                  o one year after the effective date of a registration statement registering the resale of the shares of common stock issuable upon exercise of the options.

         If Mr. Hansen's employment is terminated, then the exercise period of his options may be reduced.

         In November 1999, we entered into a one-year employment agreement with Thomas Aley pursuant to which he will serve as our Executive Vice President. In addition to an annual salary of $150,000, Tom Aley's employment agreement provides for bonus compensation at the discretion of the Board of Directors. Pursuant to his employment agreement, Tom Aley is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. In April 2000, we amended Tom Aley's employment agreement to award him options to purchase 900,000 shares of common stock. Options to purchase 150,000 shares of common stock vested immediately and the remainder of the options will vest pro rata on a monthly basis over a three year period. Tom Aley may exercise these options at an exercise price of $1.00 per share until the later of:

                  o        the fifth anniversary of their vesting date; or

                  o one year after the effective date of a registration statement registering the resale of the shares of common stock issuable upon exercise of the options.

         In April 2000, we entered into a three year employment agreement with Stephen M. Cohen pursuant to which Mr. Cohen will serve as our Senior Vice President, General Counsel. In addition to an annual salary of $150,000, Mr. Cohen's employment agreement provides for bonus compensation at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Cohen is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. We have awarded Mr. Cohen options to purchase 300,000 shares of common stock at an exercise price of $6.75 per share. Options to purchase 50,000 shares of our common stock vested immediately, options to purchase 62,500 shares of our common vest on April 17, 2001, and the remaining options to purchase 187,500 shares of our common stock vest pro rata on a monthly basis from April 18, 2001 through April 17, 2004, provided that if after the expiration of the initial term of the employment agreement we elect not to extend Mr. Cohen's employment for an additional one year for reasons other than a "for cause" termination as defined in the employment agreement, then Mr. Cohen shall vest fully in all of his options at the end of his initial term of employment as if he had remained our employee for a full term of four years.

         Pursuant to his employment agreement, we have agreed to provide Mr. Cohen with a loan in the principal amount of $100,000 at the beginning of each of the first two years of the term of his employment agreement. Each of the loans shall accrue interest at the rate of 8% per annum and shall be due on April 17, 2004 or such earlier date that Mr. Cohen shall have received aggregate proceeds of $5,000,000 from the sale of his options or the shares of common stock underlying his options. However, Mr. Cohen is not required to repay the loans if by April 17, 2004, the sum of the proceeds which he has received from the sale of his options or the shares of common stock underlying his options and the remaining equity in the options as of April 17, 2004 does not equal or exceed $5,000,000.

Consulting Agreements

         We have entered into consulting agreements with each of Messrs. Uphoff, Darr Aley and George. Pursuant to the terms of the consulting agreements, each of Messrs. Uphoff, Aley and George will be paid a monthly retainer of $500. In connection with our merger with Strategicus Partners and each of the consulting agreements, we issued options to purchase an aggregate of 6,255,876 shares of our common stock to Messrs. Uphoff, Darr Aley and George. Messrs. Uphoff, Darr Aley and George have subsequently agreed to surrender a substantial portion of these options. In May 2000, we finalized the terms of these options in warrant agreements which we issued to each of Messrs. Uphoff, Darr Aley and George. Pursuant to these warrant agreements, we issued to each of Messrs. Uphoff and Darr Aley warrants to purchase 332,416 shares of our common stock, of which warrants to purchase 192,275 shares vested immediately and warrants to purchase 140,141 shares remain subject to vesting provisions, and we issued Mr. George warrants to purchase 382,416 shares of our common stock, of which warrants to purchase 192,275 shares vested immediately and warrants to purchase 190,141 shares remain subject to vesting provisions. The unvested shares issued pursuant to each of these warrant agreements will vest monthly on a pro rata basis over a period of 36 months from the date of the warrant agreements. For a detailed discussion of the issuance and status of these options, see "Item 13 - TRANSACTIONS WITH OFFICERS AND DIRECTORS AND OTHER BUSINESS RELATIONSHIPS." We may terminate their consulting agreements at any time and for any reason.

         Darr Aley's consulting agreement also provides for the forgiveness of a loan in the principal amount of $267,000 which we have provided to Darr Aley. We will forgive:

                  o one-third of the principal amount of this loan, plus accrued interest thereon, if Darr Aley remains engaged by us on the first anniversary of the effective date of the merger with Strategicus Partners;

                  o one-third of the principal amount of these loans, plus accrued interest thereon, if Darr Aley remains engaged by us on the second anniversary of the effective date of the merger with Strategicus Partners, Inc.; and

                  o one-third of the principal amount of this loan, plus accrued interest thereon, if Darr Aley remains engaged by us on the third anniversary of the effective date of the merger with Strategicus Partners, Inc.

         On October 1, 1999 we entered into a consulting agreement with Paul H. Stephens, a founder and formerly a principal of the investment banking firm of Robertson Stephens & Company. Under the consulting agreement, Mr.

Stephens has been appointed to our newly created Advisory Board. In this capacity, Mr. Stephens will review and advise us regarding our business and prospects and the business and prospects of our affiliate companies. He will also assist us in completing acquisitions of and making investments in other businesses and will assist us in obtaining additional rounds of financing. Mr. Stephens led Robertson Stephens' research and institutional sales effort in the late 1970's and early 1980's and then transitioned into its new business corporate finance department where he worked until 1985. He then restructured the firm's venture capital group, managing it until 1990, when he formed The RS Orphan Fund, LP, a limited partnership focused on investing globally in undiscovered or neglected growth companies. In June 1993, Mr. Stephens launched The Contrarian Fund, a public mutual fund that also has a global focus on developing companies.

         In exchange for rendering these consulting services, we sold a total of 676,374 shares of our common stock to The RS Orphan Fund, LP and The RS Orphan Offshore Fund, LP for a total purchase price of $676,374. These funds also purchased a total of 1,324 shares of our Series B Preferred Stock and warrants to purchase 80,976 shares of our common stock in our October 1999 private placement offering. These funds are managed by Mr. Stephens. No additional compensation will be paid to Mr. Stephens pursuant to the consulting agreement. We will reimburse Mr. Stephens for reasonable business expenses which he incurs in performing his duties pursuant to the consulting agreement. This consulting agreement has a three year term and either we or Mr. Stephens may terminate this agreement upon one month's notice to the other party.

Item 12. Security Ownership of Executive Officers, Directors and Beneficial Owners of Greater Than 5% of Our Common Stock

         The following table sets forth information with respect to the beneficial ownership of our common stock owned, as of April 30, 2000, by:

                  o        the holders of more than 5% of our common stock;
                  o        each of our directors;
                  o        our executive officers; and
                  o all directors and executive officers of our company as a group.

         As of April 30, 2000, an aggregate of 17,680,672 shares of our common stock were issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all options and warrants to acquire our common stock which have been issued to the directors, executive officers and the holders of more than 5% of our common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of our common stock have been issued to these individuals. The number of shares reflected as outstanding has also been determined on the basis that 1,610,835 shares of common stock that were issued to a former officer have effectively been cancelled as a result of the termination for cause of the former officer. This matter is currently the subject of a material legal proceeding discussed in this Annual Report on page 28.


                                                                      Shares of Common Stock Beneficially Owned
                                                                      ------------------------------------------
                                                               Amount and Nature of
       Name of Beneficial Owner        Position              Beneficial Ownership (1)          Percentage of Class
       ------------------------        --------              ------------------------          -------------------
Rozel International Holdings, Ltd.     Beneficial                   2,819,852                           16.0
Whitehill House                        Owner
Newby Road, Industrial Estate
Hazel Grove, Stockport
Cheshire, United Kingdom
SK7 5DA

Andrew P. Panzo (2)                    Officer,                       594,463                            3.3
8 Pennsford Lane                       Director
Media, PA 19063

Barry Uphoff (3)                       Director                       342,645                            1.9
4080 Winberie Avenue
Naperville, IL 60564

                                                                      Shares of Common Stock Beneficially Owned
                                                                      -----------------------------------------
                                                               Amount and Nature of
       Name of Beneficial Owner        Position              Beneficial Ownership (1)          Percentage of Class
       ------------------------        --------              ------------------------          -------------------
Darr Aley (3)                          Director                         342,645                         1.9
615 Howard Avenue
Burlingame, CA 94010

Stephen George (4)                     Director                         345,422                         1.9
5 Morning Sun Avenue
Mill Valley, CA 94941

Lee C. Hansen (5)                      Officer,                         292,500                         1.6
1475 Vallejo Street, #3                Director
San Francisco, CA 94109

Thomas Aley (6)                        Officer                          191,667                         1.1
260 Elsinore Street
Concord, MA 01742

Stephen M. Cohen (7)                   Officer                           50,000                           *
1811 Fireside Court
Cherry Hill, NJ 08003

All directors and executive officers                                  2,159,342                        11.2
as a group (7 people)

------------------
*        Less than one percent.

         (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

         (2) Includes 450,000 shares of our common stock issuable upon exercise of vested options. Does not include 570,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60-days of the date of this Report. Also includes 75,200 shares of our common stock which Mr. Panzo owns with his spouse as joint tenants with the right of survivorship.

         (3) Includes 200,061 shares of our common stock issuable upon exercise of vested options. Does not include 132,355 shares of our common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of the date of this Annual Report.

         (4) Includes 202,838 shares of our common stock issuable upon exercise of vested options. Does not include 179,578 shares of our common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of this date of this Annual Report.

         (5) Includes 292,500 shares of our common stock issuable upon exercise of vested options. Does not include 607,500 shares of our common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of the date of this Annual Report.

         (6) Includes 191,667 shares of our common stock issuable upon exercise of vested options. Does not include 708,333 shares of our common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of the date of this Annual Report.

         (7) Includes 50,000 shares of our common stock issuable upon exercise of vested options. Does not include 250,000 shares of our common stock issuable pursuant to options not presently exercisable within 60 days of the date of this Annual Report.

Item 13. Transactions with Officers and Directors and Other Business
         Relationships

Share Exchange Transactions with Rozel International Holdings, Ltd.

         In October 1998, we completed a share exchange transaction with Rozel International Holdings, Ltd. in which we issued 1,000,000 shares of our common stock valued at $4,630,000 and 500,000 shares of our Series A Preferred Stock valued at $40,000 in exchange for 178,700 shares of the Series A Preferred Stock of Net Value, Inc. This represented 100% of the issued and outstanding shares of Series A Preferred Stock.of Net Value, Inc. In October 1998, we also completed a share exchange transaction with Rozel International Holdings, Ltd. in which we issued 1,145,594 shares of our common stock valued at $4,628,200 and 1,145,594 shares of our Series A Preferred Stock valued at $91,648 in exchange for 4,582,377 shares of common stock of Net Value, Inc. Rozel International Holdings, Ltd. is a beneficial owner of approximately 16.0% of our common stock.

Recapitalization of Securities Issued in Strategicus Merger.

         We completed our merger with Strategicus Partners on July 30, 1999. Subject to vesting provisions described in the merger agreement, we issued the following shares of our capital stock to the stockholders of Strategicus
Partners:

                             Vested Shares       Unvested Shares of        Vested Shares of        Unvested Shares of
                               of Common            Common Stock          Series A Preferred       Series A Preferred
                                 Stock                                           Stock                   Stock
                             -------------       ------------------        ----------------        ------------------
Douglas Spink                     239,847              1,641,310                73,678                  504,187
Barry Uphoff                      120,394              1,760,763                36,983                  540,882
Darr Aley                         120,394              1,760,763                36,983                  540,882
Stephen George                    120,394              1,760,763                36,983                  540,882
                                  -------              ---------                ------                  -------
       TOTAL                      601,029              6,923,599               184,627                2,126,833
       TOTAL VALUE             $3,638,084            $21,458,719              $142,163               $1,637,661

         The unvested shares of our capital stock listed above were intended to vest ratably on a monthly basis over periods ranging from 24 months to 48 months based on the individual stockholder's continued employment or engagement as a consultant with Net Value Holdings.

         Following our merger with Strategicus, the securities issued in the merger were recapitalized in several stages as follows:

         1. In September 1999, we issued 2,898,788 shares of our common stock in exchange for all 4,831,312 issued and outstanding shares of our Series A Preferred Stock. Of this amount, Messrs. Spink, Uphoff, Aley and George received a total of 1,386,876 shares of our common stock valued at $6,012,738 in exchange for the cancellation of all of their 2,311,460 shares of our Series A Preferred Stock.

         2. On August 31, 1999, each of Messrs. Uphoff, Darr Aley and George agreed to immediately cancel all of their 6,255,876 unvested shares of our common stock valued at $37,927,669 (consisting of 5,282,289 unvested shares of our common stock pursuant to our merger with Strategicus Partners, and 973,587 unvested shares of our common stock in the Series A Preferred Stock Exchange described above) in exchange for options to purchase a total of 6,255,876 shares of our common stock valued at $11,889,024. Each of these options has an exercise price of $1.00 per share and will be subject to the same vesting provisions that applied to the unvested shares of common stock as described in our merger agreement with Strategicus Partners.

         3. During September 1999, each of Messrs. Uphoff, Aley, George and Panzo agreed to surrender options to purchase 180,000 shares of our common stock valued at $646,884. On September 13, 1999, Mr. Spink agreed to cancel 180,000 of his unvested shares of common stock valued at $1,148,727.

         4. During January 2000, each of Messrs. Uphoff, Aley and George agreed to surrender options to purchase 1,217,876 shares of our common stock valued at $4,376,803.

         5. During May 2000, each of Messrs. Uphoff and Aley agreed to surrender options to purchase 355,000 shares of our common stock. During May 2000, Mr. George agreed to surrender options to purchase 305,000 shares of our common stock.

         Recapitalized as set forth above, the securities which we issued pursuant to our merger with Strategicus Partners were issued and outstanding as of May 10, 2000, as follows:


                                                          Options to
                               Vested Shares of       Purchase Shares of
                                 Common Stock            Common Stock
                               ----------------       ------------------
Douglas Spink                       431,041                          0
Barry Uphoff                        142,584                    332,416
Darr Aley                           142,584                    332,416
Stephen George                      142,584                    382,416
                                    -------                 ----------
       TOTAL                        858,793                  1,047,248
                                    =======                 ==========

         The table set forth above does not reflect 1,641,310 unvested shares of our common stock which we believe are subject to surrender by Mr. Spink following his termination "for cause."

Loans Made in Connection With Our Merger With Strategicus Partners, Inc.

         In May 1999, Strategicus Partners made a loan to Mr. Spink in the principal amount of $310,000. This amount was extended to Mr. Spink to provide funds for expenses which he incurred in connection with the start-up of metacat.com, Inc. This transaction was structured as a loan to induce Mr. Spink to remain our employee for at least one year. The loan accrues interest at a simple rate of 9% per annum. The repayment of the principal amount of this loan plus all accrued interest was originally due on July 12, 1999 but was subsequently extended to July 30, 1999. Upon the completion of our merger with Strategicus Partners, we entered into an employment agreement with Mr. Spink in which we agreed not to take any actions to demand repayment or to collect this loan during the term of the employment agreement so long as we do not terminate Mr. Spink's employment for "cause," death or disability (as such terms are defined in the employment agreement) and we agreed to forgive the principal amount plus all accrued interest related to this loan if Mr. Spink remained an employee of our company on the first anniversary of his employment. On January 21, 2000, we sent Mr. Spink written notice terminating his employment agreement for "cause", effective October 19, 1999. Accordingly, we intend to take legal action to obtain repayment of the principal amount of this loan plus all accrued interest thereon. In addition, in July 1999, Strategicus made an advance to Mr. Spink in the principal amount of approximately $185,000. We intend to take legal action to obtain repayment of this advance.

         In June 1999, we extended a loan to Mr. Darr Aley in the principal amount of $267,000. This amount was extended to Mr. Aley as an inducement for him to leave his prior employment. This transaction was structured as a loan to induce Mr. Aley to remain our consultant for the duration of his engagement. The repayment of the principal amount of this loan plus all accrued interest was originally due on July 12, 1999 but was subsequently extended to July 30, 1999. Upon the completion of our merger with Strategicus Partners, we entered into a consulting agreement with Mr. Aley in which we agreed not to take any actions to demand repayment or to collect this loan during the term of the consulting agreement. We also agreed to forgive Mr. Aley 's obligation to repay a portion of this loan if he remains engaged as a consultant to our corporation on each of the first three anniversaries of the date of his consulting agreement.

Personal Investments of Members of Our Management Team in Our Affiliate
Companies

         Members of our management team have made personal investments in some of our affiliate companies. As of April 30, 2000, members of our management team either own or have in the past owned the following equity interests in our affiliate companies:

                            Affiliate company                    Equity Interest
                            -----------------                    ---------------
Andrew P. Panzo              YesAsia                    12,000 shares of common stock
Barry Uphoff                 YesAsia                    12,000 shares of common stock
Darr Aley                    YesAsia                    12,000 shares of common stock
Darr Aley                    College 411                50,000 stock options
Stephen George               YesAsia                    12,000 shares of common stock
Stephen George               College 411                37,500 stock options

Thomas Aley                                 Swapit.com                 30,072 shares of common stock
Lee Hansen                                  YesAsia                    3,430 shares of Series B Preferred Stock
Douglas Spink (former director)             YesAsia                    12,000 shares of common stock
Douglas Spink (former director)             WebModal                   400 shares of common stock

San Francisco Office Space

         We shared office space in San Francisco, California with a corporation owned by Mr. George, at no expense from October 1999 until March 2000.

Contribution of Shares of Swapit.com, Inc. Common Stock From Thomas Aley

         In November 1999, we purchased a 10% equity ownership interest in Swapit.com, Inc. for $500,000. Thomas Aley, our Executive Vice President, Business Development, was a founder of this company and owned 1,140,000 shares of its common stock as of the date we completed our purchase of this equity ownership interest. In connection with this transaction, Mr. Aley has agreed to contribute 1,109,928 of these shares of Swapit.com's common stock to our company. Upon the completion of this transaction, we will own approximately 30% of Swapit.com's issued and outstanding common stock.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)   The following documents are filed as part of this Report:

               1.       Financial Statements

                        Report of KPMG LLP...............................................F-1
                        Report of LJ Soldinger Associates................................F-2
                        Consolidated Balance Sheets as of December 31, 1999 and 1998.....F-3
                        Consolidated Statements of Operations for the Years Ended
                             December 31, 1999, 1998 and 1997............................F-4
                        Consolidated Statements of Stockholders' Equity for the Years Ended
                              December 31, 1999, 1998 and 1997...........................F-5
                        Consolidated Statements of Cash Flows for the Years Ended
                              December 31, 1999, 1998 and 1997...........................F-6
                        Notes to Consolidated Financial Statements.......................F-7

               2.       Financial Statement Schedules

                        None.

               3.       Exhibits

                        The following exhibits are filed as part of this Form 10-K.

Exhibit
Number            Document
------            --------
2.1(1)            Merger Agreement and Plan of Reorganization dated as of June 21, 1999 among Net Value
                  Holdings, Inc. and Strategicus Partners Inc. and Douglas Spink

2.2(1)            Amendment No. 1 to Merger Agreement and Plan of Reorganization

2.3(1)            Amendment No. 2 to Merger Agreement and Plan of Reorganization

2.4(1)            Fairness Opinion of Ferris Baker Watts, dated July 30, 1999, Regarding the Merger Between Net
                  Value Holdings, Inc. and Strategicus Partners Inc.

3.1(1)            Amended and Restated Certificate of Incorporation

3.2(1)            Bylaws

4.1(2)            Specimen Certificate for Net Value Holdings, Inc.'s Common Stock

4.2(2)            Form of Convertible Promissory Note of Net Value Holdings, Inc. convertible into shares of common stock at a conversion price of $2.00 per share

4.3(2)            Form of Convertible Promissory Note of Net Value Holdings, Inc. convertible into shares of common stock at a conversion price of $2.50 per share

4.4(1)            Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock

4.5(1)            Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock

4.6(6)            Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock

4.7(6)            Form of Net Value Holdings, Inc. Common Stock Purchase Warrant issued in connection with the
                  Series C Convertible Preferred Stock

4.8(6)            Form of Compensation Warrant to be issued in connection with the Series C Convertible Preferred
                  Stock

5(4)              Opinion of Klehr Harrison Harvey Branzburg & Ellers as to the legality of the shares of common stock being registered

10.1(1)           Employment Agreement with Andrew P. Panzo, dated June 1, 1999

10.2(1)           Amended and Restated Employment Agreement with Douglas Spink, dated June 17, 1999

10.3(1)           Employment Agreement with Lee Hansen, dated September 15, 1999

10.4(1)           Consulting Agreement with Barry Uphoff, dated June 30, 1999

10.5(1)           Consulting Agreement with Darr Aley, dated June 30, 1999

10.6(1)           Consulting Agreement with Stephen George, dated June 21, 1999

10.7(1)           Loan Agreement between Strategicus Partners Inc. and Net Value Holdings, Inc., dated as of May
                  28, 1999

10.8(1)           Amendment No. 1 to the Loan Agreement between Strategicus Partners Inc. and Net Value
                  Holdings, Inc.

10.9(1)           Amendment No. 2 to the Loan Agreement between Strategicus Partners Inc. and Net Value
                  Holdings, Inc.

10.10(1)          Promissory Note in the amount of $310,000 issued by Douglas Spink in favor of Strategicus
                  Partners Inc., dated May 28, 1999

10.11(1)          Promissory Note in the amount of $267,000 issued by Darr Aley in favor of Net Value Holdings,
                  Inc., dated June 16, 1999

10.12(1)          Promissory Note issued by Net Value, Inc. in favor of SUNCL, Inc., dated October 1, 1998

10.13(1)          Loan Agreement by and among Net Value, Inc., American Maple Leaf Financial Corporation and
                  the other signatories thereto, dated June 26, 1998

10.14(1)          Promissory Note issued by Net Value, Inc. in favor of American Maple Leaf Financial
                  Corporation, dated June 26, 1998

10.15(1)          Stock Purchase Agreement By and Between YesAsia, Inc. and Strategicus Partners, Inc., dated
                  July 29, 1999

10.16(1)          Common Stock Purchase Agreement By and Between College 411.com, Inc. and Strategicus
                  Partners, Inc., dated July 28, 1999

10.17(1)          AssetExchange, Inc. Series A Preferred Stock Purchase Agreement, dated September 10, 1999

10.18(1)          AssetExchange. Inc. Investor Rights Agreement, dated September 10, 1999

10.19(1)          Series B Convertible Preferred Stock Purchase Agreement, dated as of September 17, 1999

10.20(1)          Registration Rights Agreement

10.21(1)          Form of Warrant

10.22(2)          Employment Agreement with Tom Aley dated November 22, 1999

10.23(2)          Amended and Restated Shareholders' Agreement by and between Merus Partners, Inc., Chris R.
                  Kravas, Net Value Holdings, Inc. and Webmodal, Inc. dated as of October 11, 1999

10.24(2)          Stock Purchase Agreement between Merus Partners, Inc. and Net Value Holdings, Inc. dated as of
                  October 11, 1999

10.25(2)          Stock Purchase Agreement between Net Value Holdings, Inc. and Webmodal, Inc. dated as of
                  October 11, 1999

10.26(2)          Series A Convertible Preferred Stock Purchase Agreement by and between Swapit.com, Inc. and
                  Net Value Holdings, Inc. dated as of November 23, 1999

10.27(2)          Investor Rights Agreement by and between Swapit.com, Inc. and Net Value Holdings, Inc. dated as of November 23, 1999

10.28(2)          Co-Sale Agreement by and among Net Value Holdings, Inc., Swapit.com, Inc. and the principal stockholders of Swapit.com, Inc. dated as of November 23, 1999

10.29(2)          Agreement for Purchase and Sale of Assets by and among Promotions Acquisitions, Inc.,
                  BrightStreet.com, Inc. and Net Value Holdings, Inc. dated as of December 3, 1999

10.30(2)          Stockholders Agreement by and among Promotions Acquisitions, Inc. and certain stockholders dated as of December 3, 1999.

10.31(2)          Registration Rights Agreement dated as of December 3, 1999

10.32(2)          Common Stock Purchase Agreement dated as of October 1, 1999

10.33(2)          Consulting Agreement dated as of October 1, 1999

10.34(3)          Series A Convertible Preferred Stock Purchase Agreement by and between IndustrialVortex.com,
                  Inc. and Net Value Holdings, Inc. dated as of January 31, 2000

10.35(3)          Investor Rights Agreement by and between IndustrialVortex.com, Inc,. and Net Value Holdings,
                  Inc. dated as of January 31, 2000

10.36(3)          Co-Sale Agreement by and among Net Value Holdings, Inc., IndustrialVortex.com, Inc. and the
                  principal stockholders of IndustrialVortex.com, Inc. dated as of January 31, 2000

10.37(6)          Registration Rights Agreement, dated as of March 3, 2000, by and among Net Value Holdings,
                  Inc. and the Series C Investors

10.38(6)          Series C Preferred Stock Agreement, dated as of March 3, 2000, among Net Value Holdings, Inc.
                  and The Altar Rock Fund, L.P., Raptor Global Portfolio, Ltd., Brown Simpson Strategic Growth
                  Fund, Ltd. and brown Simpson Strategic Growth Fund, L.P.

10.39(6)          Series C Preferred Stock Purchase Agreement, dated as of March 3, 2000, among Net Value
                  Holdings, Inc. and the remaining Series C Investors

10.40             Series A Convertible Preferred Stock Purchase Agreement by and between AlarmX.com, Inc. and
                  Net Value Holdings, Inc., dated as of March 14, 2000

10.41             Investor Rights Agreement by and between AlarmX.com, Inc. and Net Value Holdings, Inc., dated as of March 14, 2000

10.42             Co-Sale Agreement by and among Net Value Holdings, Inc., AlarmX.com, Inc. and the principal stockholders of AlarmX.com, Inc., dated as of March 14, 2000

10.43             Amended and Restated Employment Agreement by and between Net Value Holdings, Inc. and
                  Thomas Aley, dated as of April 17, 2000

10.44             Employment Agreement with Stephen Cohen dated April 17, 2000

10.45             Common Stock Purchase Warrant issued to Darr Aley on May 8, 2000

10.46             Common Stock Purchase Warrant issued to Stephen George on May 8, 2000

10.47             Common Stock Purchase Warrant issued to Barry Uphoff  on May 8, 2000

11                Statement re: computation of per share earnings

16.1(2)           Letter from Barry L. Friedman, PC dated November 23, 1999

16.2(5)           Letter from LJ Soldinger Associates dated February 25, 2000

21.1(1)           Subsidiaries of Net Value Holdings, Inc.

27                Financial Data Schedule

----------
         (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333- 88629) filed October 6, 1999
         (2) Incorporated by reference to Registrant's Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88629) filed December 17, 1999
         (3) Incorporated by reference to Registrant's Amendment No. 3 to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88629) filed February 7, 2000
         (4) Incorporated by reference to Registrant's Amendment No. 4 to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88629) filed February 14, 2000
         (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated February 2, 2000
         (6) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 3, 2000

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1999.

                            NET VALUE HOLDINGS, INC.



                                Table of Contents

                                                                            Page

Independent Auditors' Report KPMG                                           F-1

Independent Auditors' Report LJ Soldinger Associates                        F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-3

Consolidated Statements of Operations for the three years
  ended December 31, 1999                                                   F-4

Consolidated Statements of Stockholders' Equity for the three
  years ended December 31, 1999                                             F-5

Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999                                                   F-6

Notes to Consolidated Financial Statements                                  F-7

                          Independent Auditors' Report



Board of Directors and Stockholders
Net Value Holdings, Inc.:


We have audited the accompanying consolidated balance sheet of Net Value Holdings, Inc. and subsidiaries (the Company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Value Holdings, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                                                    /s/ KPMG LLP

Mountain View, California
March 31, 2000

                          Independent Auditors' Report



To the Board of Directors and
Stockholders of Net Value Holdings, Inc.



We have audited the accompanying consolidated balance sheets of Net Value Holdings, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Value Holdings, Inc. as of December 31, 1998, and the results of its operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's negative working capital position, substantial losses incurred since inception, and dependence on outside financing raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



L J SOLDINGER ASSOCIATES

Arlington Heights, Illinois
April 30, 1999

                            NET VALUE HOLDINGS, INC.
                           Consolidated Balance Sheets

                                                                                                   As of December 31
                                                                                         ------------------------------------
                                Assets                                                        1999                   1998
                                                                                         --------------         -------------
Current assets:
     Cash and cash equivalents                                                           $   3,127,232          $      1,466
     Interest receivable                                                                        28,176                    --
     Loans receivable                                                                          218,808               200,000
     Capitalized financing fees, net                                                           142,958               170,182
     Prepaid expenses and other current assets                                                  41,911                    --
                                                                                         --------------         -------------

                 Total current assets                                                        3,559,085               371,648

Ownership interests in and advances to Affiliate Companies                                   7,065,557                    --
Goodwill, net of accumulated amortization of $578,906 in 1999                                3,227,298                    --
Furniture and equipment, net                                                                    70,082                    --
Other assets                                                                                    67,346                    --
                                                                                         --------------         -------------

                                                                                         $  13,989,368          $    371,648
                                                                                         ==============         =============

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                    $     487,031          $    107,022
     Accrued expenses                                                                          315,171                41,399
     Notes and loans payable                                                                    12,000             1,140,000
     Convertible promissory notes                                                            1,921,929                    --
     Convertible debentures                                                                  3,250,500             1,402,500
     Long-term debt due within one year                                                         11,732                    --
     Net liabilities of discontinued operations                                              1,773,591             6,430,891
                                                                                         --------------         -------------

                 Total current liabilities                                                   7,771,954             9,121,812
                                                                                         --------------         -------------

Noncurrent liabilities:
     Long-term debt, less amounts due within one year                                           67,302                    --
                                                                                         --------------         -------------

                 Total noncurrent liabilities                                                   67,302                    --
                                                                                         --------------         -------------

Redeemable convertible preferred stock, Series B,
     $.001 par value (4,824 shares authorized, issued and outstanding at
     December 31, 1999), net of costs of issuance. Liquidation
     preference: $4,824,000 at 1999                                                          4,448,872                    --
                                                                                         --------------         -------------

Stockholders' equity:
     Convertible preferred stock, Series A , $.001
        par value (0 and 2,519,852 shares authorized, issued and outstanding at
        1999 and 1998, respectively), net of costs of issuance                                     --                  2,520
     Common stock, Net Value Inc. $.001 par value (49,000,000 shares authorized at 1999 and 1998; 1,037,338 shares issued and outstanding at
        1999 and  1998)                                                                          1,038                 1,038
     Common stock, $.001 par value (50,000,000 shares authorized at 1999 and 1998; 15,522,807 and 6,969,852 shares issued and outstanding at 1999
        and 1998, respectively)                                                                 15,523                 6,970
     Additional paid-in capital                                                            103,946,136            39,005,768
     Deferred compensation                                                                 (27,342,172)           (3,283,532)
     Accumulated deficit                                                                   (74,919,285)          (44,482,928)
                                                                                         --------------         -------------

                 Total stockholders' equity (deficit)                                        1,701,240            (8,750,164)
                                                                                         --------------         -------------

                                                                                         $  13,989,368          $    371,648
                                                                                         ==============         =============

See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                      Consolidated Statements of Operations

                                                                                           Year ended December 31
                                                                               ----------------------------------------------
                                                                                   1999              1998             1997
                                                                               -----------       ----------       -----------
Revenue                                                                       $         --       $        --      $        --

Operating expenses:
     Stock-based compensation                                                    7,320,695                --               --
     General and administrative                                                  3,719,497           140,484               --
                                                                              ------------       -----------      -----------

                 Total operating expenses                                       11,040,192           140,484               --

Interest income                                                                     60,526                --               --
Interest expense                                                                12,380,157         1,441,399               --
Financing fees                                                                     523,601            48,436               --
                                                                              ------------       -----------      -----------

                 Loss before equity in losses of Affiliate Companies            23,883,424         1,630,319               --

Equity in losses of Affiliate Companies                                             79,559                --               --
                                                                              ------------       -----------      -----------

                 Net loss from continuing operations                            23,962,983         1,630,319               --
                                                                              ------------       -----------      -----------

Discontinued operations:
     Loss from discontinued operations                                           6,370,776        11,106,826       11,235,237
     Gain on disposal of discontinued operations                                 6,502,663                --               --
                                                                              ------------       -----------      -----------

Net loss                                                                        23,831,096        12,737,145       11,235,237
                                                                              ------------       -----------      -----------

Preferred stock dividends
     Continuing operations                                                       6,605,261                --               --
     Discontinued operations                                                            --        15,250,500        1,181,250
                                                                              ------------       -----------      -----------

Net loss to common shareholders                                                $30,436,357       $27,987,645      $12,416,487
                                                                              ============       ===========      ===========

Basic and diluted net (loss) per common share - continuing operations          $     (2.90)      $     (0.35)     $        --
                                                                              ============       ===========      ===========
Basic and diluted net earnings (loss) per common
     share - discontinued operations                                           $      0.01       $     (5.59)     $     (6.88)
                                                                              ============       ===========      ===========



Basic and diluted weighted average common shares outstanding:                   10,557,953         4,711,351        1,804,700
                                                                              ============       ===========      ===========




See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                 Consolidated Statements of Stockholders' Equity


                                                                              Preferred stock
                                                                              Net Value, Inc.
                                                                   -----------------------------------
                                                                       Shares                Amount
                                                                   -------------         -------------
Balance at December 31, 1996                                                 --          $         --

Issuance of preferred stock                                              22,500                    23
Preferred stock dividend                                                     --                    --
Issuance of common stock , net                                               --                    --
Earned common stock for consulting services                                  --                    --
Common stock issued as consideration for notes
  and loans payable                                                          --                    --
Common stock and warrants issued in connection
  with short-term bridge financing, net                                      --                    --
Compensatory common stock options issued                                     --                    --
Amortization of deferred compensation -discontinued
  operations                                                                 --                    --
Effects of common stock exchanged                                            --                    --
Net loss                                                                     --                    --
                                                                   -------------         -------------

Balances at December 31, 1997                                            22,500                    23

Issuance of preferred stock                                             276,200                   276
Preferred stock conversion                                             (258,700)                 (259)
Preferred stock repurchase                                              (40,000)                  (40)
Preferred stock dividend                                                     --                    --
Issuance of warrants                                                         --                    --
Issuance of common stock , net                                               --                    --
Common stock issued as consideration for satisfaction
  of preferred stock purchase commitment                                     --                    --
Common stock issued as consideration for interest payable                    --                    --
Issuance of common stock for consulting services                             --                    --
Acquisition of assets of Holdings                                            --                    --
Compensatory common stock options issued                                     --                    --
Amortization of deferred compensation -discontinued
  operations                                                                 --                    --
Net loss                                                                     --                    --
                                                                  -------------          -------------

Balances at December 31, 1998                                                --                    --

Issuance of warrants                                                         --                    --
Issuance of common stock , net                                               --                    --
Common stock issued in connection with conversion
  of convertible debentures and interest                                     --                    --
Common stock issued in connection with conversion
  of notes payable and interest                                              --                    --
Common and preferred stock issued in connection with
  Strategicus merger                                                         --                    --
Common stock issued for consulting services                                  --                    --
Contributed capital                                                          --                    --
Beneficial conversion features on convertible notes
  and debentures                                                             --                    --
Series A preferred stock conversion                                          --                    --
Preferred stock dividend                                                     --                    --
Compensatory common stock and common stock options
  issued, net of cancellations                                               --                    --
Amortization of deferred stock based compensation
  -continuing operations                                                     --                    --
Amortization of deferred stock based compensation
  -discontinued operations                                                   --                    --
Net loss                                                                     --                    --
                                                                  -------------          -------------

Balances at December 31, 1999                                                --          $         --
                                                                  =============          =============


                                                                             Preferred stock
                                                                   -----------------------------------
                                                                         Net Value Holdings, Inc.
                                                                   -----------------------------------
                                                                       Shares                Amount
                                                                   -------------         -------------
Balance at December 31, 1996                                          1,567,607          $      1,568

Issuance of preferred stock                                                  --                    --
Preferred stock dividend                                                     --                    --
Issuance of common stock , net                                               --                    --
Earned common stock for consulting services                                  --                    --
Common stock issued as consideration for notes
  and loans payable                                                          --                    --
Common stock and warrants issued in connection
  with short-term bridge financing, net                                      --                    --
Compensatory common stock options issued                                     --                    --
Amortization of deferred compensation -discontinued
  operations                                                                 --                    --
Effects of common stock exchanged                                       452,245                   452
Net loss                                                                     --                    --
                                                                   -------------         -------------

Balances at December 31, 1997                                         2,019,852                 2,020

Issuance of preferred stock                                                  --                    --
Preferred stock conversion                                              500,000                   500
Preferred stock repurchase                                                   --                    --
Preferred stock dividend                                                     --                    --
Issuance of warrants                                                         --                    --
Issuance of common stock , net                                               --                    --
Common stock issued as consideration for satisfaction
  of preferred stock purchase commitment                                     --                    --
Common stock issued as consideration for interest payable                    --                    --
Issuance of common stock for consulting services                             --                    --
Acquisition of assets of Holdings                                            --                    --
Compensatory common stock options issued                                     --                    --
Amortization of deferred compensation -discontinued
  operations                                                                 --                    --
Net loss                                                                     --                    --
                                                                  --------------         -------------

Balances at December 31, 1998                                         2,519,852                 2,520

Issuance of warrants                                                         --                    --
Issuance of common stock , net                                               --                    --
Common stock issued in connection with conversion
  of convertible debentures and interest                                     --                    --
Common stock issued in connection with conversion
  of notes payable and interest                                              --                    --
Common and preferred stock issued in connection with
  Strategicus merger                                                    184,627                   185
Common stock issued for consulting services                                  --                    --
Contributed capital                                                          --                    --
Beneficial conversion features on convertible notes
  and debentures                                                             --                    --
Series A preferred stock conversion                                  (2,704,479)               (2,705)
Preferred stock dividend                                                     --                    --
Compensatory common stock and common stock options
  issued, net of cancellations                                               --                    --
Amortization of deferred stock based compensation
  -continuing operations                                                     --                    --
Amortization of deferred stock based compensation
  -discontinued operations                                                   --                    --
Net loss                                                                     --                    --
                                                                  --------------         -------------

Balances at December 31, 1999                                                --          $         --
                                                                  ==============         =============

                                                                              Common stock
                                                                  -----------------------------------
                                                                             Net Value, Inc.
                                                                  -----------------------------------
                                                                      Shares                Amount
                                                                  -------------         -------------
Balance at December 31, 1996                                                --          $         --

Issuance of preferred stock                                                 --                    --
Preferred stock dividend                                                    --                    --
Issuance of common stock , net                                          73,750                    74
Earned common stock for consulting services                             43,750                    44
Common stock issued as consideration for notes
  and loans payable                                                    885,770                   886
Common stock and warrants issued in connection
  with short-term bridge financing, net                                100,625                   101
Compensatory common stock options issued                                    --                    --
Amortization of deferred compensation -discontinued
  operations                                                                --                    --
Effects of common stock exchanged                                     (452,245)                 (452)
Net loss                                                                    --                    --
                                                                  -------------         -------------

Balances at December 31, 1997                                          651,650                   652

Issuance of preferred stock                                                 --                    --
Preferred stock conversion                                             250,000                   250
Preferred stock repurchase                                                  --                    --
Preferred stock dividend                                                    --                    --
Issuance of warrants                                                        --                    --
Issuance of common stock , net                                           7,500                     8
Common stock issued as consideration for satisfaction
  of preferred stock purchase commitment                                37,500                    38
Common stock issued as consideration for interest payable                  688                     1
Issuance of common stock for consulting services                        90,000                    90
Acquisition of assets of Holdings                                           --                    --
Compensatory common stock options issued                                    --                    --
Amortization of deferred compensation -discontinued
  operations                                                                --                    --
Net loss                                                                    --                    --
                                                                  -------------         -------------

Balances at December 31, 1998                                        1,037,338                 1,038

Issuance of warrants                                                        --                    --
Issuance of common stock , net                                              --                    --
Common stock issued in connection with conversion
  of convertible debentures and interest                                    --                    --
Common stock issued in connection with conversion
  of notes payable and interest                                             --                    --
Common and preferred stock issued in connection with
  Strategicus merger                                                        --                    --
Common stock issued for consulting services                                 --                    --
Contributed capital                                                         --                    --
Beneficial conversion features on convertible notes
  and debentures                                                            --                    --
Series A preferred stock conversion                                         --                    --
Preferred stock dividend                                                    --                    --
Compensatory common stock and common stock options
  issued, net of cancellations                                              --                    --
Amortization of deferred stock based compensation
  -continuing operations                                                    --                    --
Amortization of deferred stock based compensation
  -discontinued operations                                                  --                    --
Net loss                                                                    --                    --
                                                                  -------------         -------------

Balances at December 31, 1999                                        1,037,338          $      1,038
                                                                  =============         =============

                                                                              Common Stock
                                                                  -----------------------------------
                                                                         Net Value Holdings, Inc.               Additional
                                                                  -----------------------------------             paid-in
                                                                      Shares                Amount                capital
                                                                  -------------         -------------          -------------
Balance at December 31, 1996                                          1,567,607         $       1,568          $  3,770,568

Issuance of preferred stock                                                  --                    --               224,978
Preferred stock dividend                                                     --                    --             1,181,250
Issuance of common stock , net                                               --                    --               551,760
Earned common stock for consulting services                                  --                    --               612,453
Common stock issued as consideration for notes
  and loans payable                                                          --                    --             3,878,415
Common stock and warrants issued in connection
  with short-term bridge financing, net                                      --                    --             2,410,541
Compensatory common stock options issued                                     --                    --             1,932,150
Amortization of deferred compensation -discontinued
  operations                                                                 --                    --                    --
Effects of common stock exchanged                                       452,245                   452                  (452)
Net loss                                                                     --                    --                    --
                                                                  -------------         -------------          -------------

Balances at December 31, 1997                                         2,019,852                 2,020            14,561,663

Issuance of preferred stock                                                  --                    --             2,761,724
Preferred stock conversion                                            1,000,000                 1,000                (1,491)
Preferred stock repurchase                                                   --                    --              (399,960)
Preferred stock dividend                                                     --                    --            15,250,500
Issuance of warrants                                                         --                    --                49,200
Issuance of common stock , net                                        2,950,000                 2,950             2,151,473
Common stock issued as consideration for satisfaction
  of preferred stock purchase commitment                                     --                    --                   (38)
Common stock issued as consideration for interest payable                    --                    --                13,749
Issuance of common stock for consulting services                             --                    --               251,910
Acquisition of assets of Holdings                                     1,000,000                 1,000                (1,000)
Compensatory common stock options issued                                     --                    --             4,368,039
Amortization of deferred compensation -discontinued
  operations                                                                 --                    --                    --
Net loss                                                                     --                    --                    --
                                                                  -------------         -------------          -------------

Balances at December 31, 1998                                         6,969,852                 6,970            39,005,768

Issuance of warrants                                                         --                    --               454,000
Issuance of common stock , net                                           80,388                    80               356,536
Common stock issued in connection with conversion
  of convertible debentures and interest                              2,076,589                 2,077             4,774,444
Common stock issued in connection with conversion
  of notes payable and interest                                       1,732,066                 1,732             3,462,402
Common and preferred stock issued in connection with
  Strategicus merger                                                    601,029                   601             3,637,298
Common stock issued for consulting services                             676,374                   676             2,965,698
Contributed capital                                                          --                    --               659,087
Beneficial conversion features on convertible notes
  and debentures                                                             --                    --            11,165,145
Series A preferred stock conversion                                   1,622,687                 1,623                 1,082
Preferred stock dividend                                                     --                    --             6,605,261
Compensatory common stock and common stock options
  issued, net of cancellations                                        1,763,822                 1,764            30,859,415
Amortization of deferred stock based compensation
  -continuing operations                                                     --                    --                    --
Amortization of deferred stock based compensation
  -discontinued operations                                                   --                    --                    --
Net loss                                                                     --                    --                    --
                                                                  -------------         -------------          -------------

Balances at December 31, 1999                                        15,522,807         $      15,523          $103,946,136
                                                                  =============         =============          =============

                                                                                               Deferred
                                                                   Accumulated               stock-based
                                                                     deficit                 compensation             Total
                                                                  -------------             -------------         -------------
Balance at December 31, 1996                                      $ (4,078,796)             $         --          $   (305,093)

Issuance of preferred stock                                                 --                        --               225,001
Preferred stock dividend                                            (1,181,250)                       --                    --
Issuance of common stock , net                                              --                        --               551,834
Earned common stock for consulting services                                 --                        --               612,497
Common stock issued as consideration for notes
  and loans payable                                                         --                        --             3,879,301
Common stock and warrants issued in connection
  with short-term bridge financing, net                                     --                        --             2,410,642
Compensatory common stock options issued                                    --                (1,932,150)                   --
Amortization of deferred compensation -discontinued
  operations                                                                --                 1,434,400             1,434,400
Effects of common stock exchanged                                           --                        --                    --
Net loss                                                           (11,235,237)                       --           (11,235,237)
                                                                  -------------             -------------         -------------

Balances at December 31, 1997                                      (16,495,283)                 (497,750)           (2,426,656)

Issuance of preferred stock                                                 --                                       2,762,000
Preferred stock conversion                                                  --                        --                    --
Preferred stock repurchase                                                  --                        --              (400,000)
Preferred stock dividend                                           (15,250,500)                       --                    --
Issuance of warrants                                                        --                        --                49,200
Issuance of common stock , net                                              --                        --             2,154,430
Common stock issued as consideration for satisfaction
  of preferred stock purchase commitment                                    --                        --                    --
Common stock issued as consideration for interest payable                   --                        --                13,750
Issuance of common stock for consulting services                            --                        --               252,000
Acquisition of assets of Holdings                                           --                        --                    --
Compensatory common stock options issued                                    --                (4,368,039)                   --
Amortization of deferred compensation -discontinued
  operations                                                                --                 1,582,257             1,582,257
Net loss                                                           (12,737,145)                       --           (12,737,145)
                                                                  -------------             -------------         -------------

Balances at December 31, 1998                                      (44,482,928)               (3,283,532)           (8,750,164)

Issuance of warrants                                                        --                        --               454,000
Issuance of common stock , net                                              --                        --               356,616
Common stock issued in connection with conversion
  of convertible debentures and interest                                    --                        --             4,776,521
Common stock issued in connection with conversion
  of notes payable and interest                                             --                        --             3,464,134
Common and preferred stock issued in connection with
  Strategicus merger                                                        --                        --             3,638,084
Common stock issued for consulting services                                 --                        --             2,966,374
Contributed capital                                                         --                        --               659,087
Beneficial conversion features on convertible notes
  and debentures                                                            --                        --            11,165,145
Series A preferred stock conversion                                         --                        --                    --
Preferred stock dividend                                            (6,605,261)                       --                    --
Compensatory common stock and common stock options
  issued, net of cancellations                                              --               (30,861,179)                   --
Amortization of deferred stock based compensation
  -continuing operations                                                    --                 5,031,371             5,031,371
Amortization of deferred stock based compensation
  -discontinued operations                                                  --                 1,771,168             1,771,168
Net loss                                                           (23,831,096)                       --           (23,831,096)
                                                                  -------------             -------------         -------------

Balances at December 31, 1999                                     $(74,919,285)             $(27,342,172)         $  1,701,240
                                                                  =============             =============         =============

                            NET VALUE HOLDINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                                                 As of December 31
                                                                         -----------------------------------------------------------
                                                                              1999                   1998                   1997
                                                                         -------------           ------------           ------------
Cash flows from operating activities:
  Net loss                                                               $(23,831,096)           (12,737,145)           (11,235,237)
  Adjustments to reconcile to net cash used in operating activities:
    Depreciation and amortization                                           2,061,609              3,602,776              1,445,956
    Amortization of deferred stock based compensation                       6,802,539              1,582,257              1,434,400
    Beneficial conversion features on convertible notes and debentures     11,165,145              1,400,000                     --
    Gain on sale of assets - discontinued operations                       (6,502,663)                    --                     --
    Common stock issued for consulting services                             2,289,324                     --                     --
    Interest paid with stock issuance                                         395,348                 13,750              1,129,301
    Equity in losses of Affiliate Companies                                    79,559                     --                     --
  Changes in assets and liabilities
    Interest receivable                                                       (28,176)                    --                     --
    Prepaid expenses                                                          (41,911)               774,197               (416,302)
    Other noncurrent assets                                                   (67,346)               (21,107)                    --
    Accounts payable                                                          380,009                 15,708              1,344,949
    Accrued expenses                                                          273,772                     --                (58,333)
                                                                         -------------           ------------           ------------
            Net cash used in operating activities                          (7,023,887)            (5,369,564)            (6,355,266)

Cash flows from investing activities:
    Disbursements of loans                                                 (1,164,000)              (200,000)                    --
    Collections on loans                                                      767,000                     --                     --
    Proceeds from sale of assets - discontinued operations                  2,000,000                     --                     --
    Acquisition of ownership interests in affiliated companies             (2,500,000)                    --                     --
    Advances to affiliated companies                                          (50,000)                    --                     --
    Purchases of furniture and equipment                                      (74,977)               (57,478)              (544,618)
                                                                         -------------           ------------           ------------
            Net cash used in investing activities                          (1,021,977)              (257,478)              (544,618)

Cash flows from financing activities:
    Proceeds from notes payable                                                12,000              3,418,000              5,329,250
    Repayments of notes payable                                              (240,000)            (1,495,000)            (1,501,000)
    Long-term debt borrowings                                               6,455,000              1,402,500                     --
    Long-term debt payments                                                   (35,675)               (34,173)                    --
    Issuance of common stock                                                1,032,910                529,430              3,112,474
    Issuance of preferred stock                                             4,448,872              2,762,000                225,000
    Repurchase of preferred stock                                                  --               (400,000)                    --
    Payment of financing fees                                                (501,477)               (80,000)              (140,919)
    Registration costs                                                             --               (474,249)              (124,921)
                                                                         -------------           ------------           ------------
            Net cash provided by financing activities                      11,171,630              5,628,508              6,899,884

            Net increase in cash and cash equivalents                       3,125,766                  1,466                     --

Cash and cash equivalents at beginning of year                                  1,466                     --                     --
                                                                         -------------           ------------           ------------
Cash and cash equivalents at end of year                                 $  3,127,232                  1,466                     --
                                                                         =============           ============           ============
Cash paid for interest                                                   $     76,974                 93,537                  3,200
                                                                         =============           ============           ============
Cash paid for taxes                                                      $         --                     --                     --
                                                                         =============           ============           ============

See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(1)  Nature of Operations and Basis of Presentation

     Net Value Holdings, Inc. ("Net Value" or the "Company") is actively engaged in identifying, financing, and providing business development services for a network of early-stage technology businesses that possess significant growth potential. Net Value's operating strategy is to acquire a significant equity interest in development stage technology companies, which Net Value calls its "Affiliate Companies", and to provide financial, management, and technical support to accelerate the achievement of the Affiliate Companies' business goals and objectives. To date, Net Value has focused on technology businesses with significant Internet features and applications. As of December 31, 1999, Net Value owned interests in seven Affiliate companies. Net Value is based in San Francisco with offices in New York, Boston and Philadelphia.

     Net Value was formed in December 1991 and had no operations until October 1998, when Net Value acquired a majority interest in an Internet software developer named Net Value, Inc. (NV Inc.). This merger was accounted for as a recapitalization of Net Value because NV Inc. shareholders acquired a majority ownership in Net Value. Under a recapitialization, the historical financial statements presented are those of the company acquired, not those of the legal acquiror. Accordingly, the financial information included in these financial statements prior to the merger in October 1998 is that of NV Inc.

     The 1999 financial statements of Net Value reflect the results of the in-process merger with NV Inc. At December 31, 1999, Net Value owned 66% of the outstanding common stock of NV Inc. Because it is unlikely that the minority shareholders will make additional capital contributions to erase subsequent NV Inc. losses, no amount has been ascribed to the 34% minority interest. Net Value plans on acquiring the remaining shares that it does not own by completing the merger in 2000 via a share exchange whereby NV Inc. shareholders will receive .4 Net Value common shares for every one NV Inc. share tendered. Additionally, we will issue common stock purchase warrants and stock options to the holders of NV, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio.

     As further described in Note 14, in November 1999, the Board of Directors approved a formal plan to sell substantially all the assets of NV Inc, and to discontinue the operations of NV Inc's Internet software development operations. Accordingly, the operating results of the discontinued Internet software operations of NV Inc. have been segregated from continuing operations and reported as a separate line item on the statements of operations. The assets and liabilities of NV Inc's software development operations have been recorded as net liabilities of discontinued operations in the accompanying balance sheets.

     Net Value has a limited operating history under its current business model and was in the development stage prior to the commencement of its principal business operations in 1999. Net Value's prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. In addition, all of our current Affiliate Companies are early stage companies that have limited operating histories and have generated very limited, if any, revenues or earnings from operations since inception. Since Net Value's inception, the Company has generated operating funds primarily through the sale of equity and debt securities. Future capital requirements depend on many factors including Net Value's ability to execute its business plan. Failure by Net Value to raise additional funding when or if needed could have a material adverse effect on its business, results of operations and financial condition.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(2)  Summary of Significant Accounting Policies

     (a)  Cash and Cash Equivalents

          Cash and cash equivalents include cash on hand and investments in money market funds. Net Value considers all highly liquid instruments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents.

          Financial instruments that potentially subject Net Value to concentrations of credit risk consist principally of cash deposits at financial institutions. To mitigate this risk, Net Value places its cash deposits only with high credit quality institutions.

     (b) Principles of Consolidation and Ownership Interests in and advances to Affiliate Companies

          The consolidated financial statements of Net Value include its wholly-owned subsidiary, metacat.com, and its majority owned subsidiary, NV Inc. The various interests that Net Value acquires in its Affiliate Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on Net Value's voting interest in the Affiliate Company.

          o Consolidation - Affiliate Companies in which Net Value directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation method of accounting. Under this method, an Affiliate Company's results of operations are reflected within Net Value's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

          o Equity Method - Affiliate Companies whose results are not consolidated, but over whom Net Value exercises significant influence, are accounted for under the equity method of accounting. Whether or not Net Value exercises significant influence with respect to the Affiliate Company depends on an evaluation of several factors including, among others, representation on the Affiliate Company's Board of Directors and Net Value's ownership level, which is generally a 20% to 50% interest in the voting securities of the Affiliate Company, including voting rights associated with Net Value's holdings in common, preferred and other convertible instruments in the Affiliate Company. Under the equity method of accounting, Net Value's proportionate share of each affiliate's net income or loss and amortization of Net Value's excess investment cost over its equity in each affiliate's net assets is included in "Equity in losses of affiliate companies" in the Consolidated Statements of Operations. Amortization of the excess investment is recorded on a straight-line basis over 3 years.

          o Cost Method - All other investments for which Net Value does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Under this method, Net Value's share of each affiliate's net income or loss is not included in the Consolidated Statements of Operations. Cost basis represents Net Value's original acquisition cost less any impairment charges in such companies.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(2)  Summary of Significant Accounting Policies (continued)

     (b) Principles of Consolidation and Ownership Interests in and advances to Affiliate Companies (continued)

          o Advances to Affiliate Companies - In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Affiliate Companies in the form of promissory notes which are accounted for in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

          o Evaluations of Interests in Affiliate Companies - Net Value continually evaluates the carrying value of its ownership interests in and advances to each of its Affiliate Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Affiliate Company relative to carrying value, the financial condition and prospects of the Affiliate Company, and other relevant factors. The business plan objectives and milestones considered by Net Value include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of an Internet web site or the hiring of key employees. The fair value of Net Value's ownership interests in and advances to privately held Affiliate Companies is generally determined based on the value at which independent third parties have or have committed to invest in its Affiliate Companies. If impairment is determined, the carrying value is adjusted to fair value.

     (c)  Capitalized Financing Fees

          The Company capitalizes the direct costs incurred with the issuance of long term debt as capitalized financing fees. Net Value amortizes these fees using an effective interest method over the life of the related debt. Upon conversion of the related debt into Net Value's common shares, the related unamortized balance of capitalized financing fees is eliminated against additional paid-in capital.

     (d)  Goodwill

          Goodwill represents the excess of the purchase price over the fair value of the assets acquired less liabilities assumed of acquired businesses. Net Value amortizes goodwill on a straight-line basis over three-years. As more fully described in note 5, goodwill at December 31, 1999 of $3,227,298 net of accumulated amortization of $578,906, was attributable to Net Value's acquisition of Strategicus Partners, Inc.

     (e)  Furniture and Equipment

          Furniture and equipment are carried at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using a four-year life for computer equipment and a five-year life for furniture and office equipment.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(2)  Summary of Significant Accounting Policies (continued)

     (f)  Gain or Loss on Issuances of Stock By Affiliate Companies

          Pursuant to SEC Staff Accounting Bulletin No. 84, at the time an Affiliate Company accounted for under the consolidation or equity method of accounting issues its common stock at a price per share different from Net Value's per share carrying amount for that Affiliate Company, then Net Value's share of the Affiliate Company's net equity changes. If at that time, the Affiliate Company is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the company's ability to continue in existence, then Net Value records the change in its share of the Affiliate Company's net equity as a gain or loss in its Consolidated Statements of Operations.

     (g)  Income Taxes

          Net Value uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax for the year.

     (h)  Stock-Based Compensation

          The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". As permitted under FAS 123, Net Value has continued to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25) in accounting for its stock-based compensation. Under APB 25, no accounting recognition is given to stock options issued to employees that are granted with exercise prices at fair market value. Stock options issued to non-employees are recorded at fair value at the date of grant and are subsequently remeasured as counterparty performance is complete, which typically corresponds to the vesting period.

     (i)  Loss Per Share

          Basic net loss per common share and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, convertible debt, stock warrants, and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 9,276,476, 2,213,161, and 0 for the years ended December 31, 1999, 1998, and 1997, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(2)  Summary of Significant Accounting Policies (continued)

     (j)  Statements of Stockholders' Deficit

          The 1998 recapitalization of Net Value described in note 1 resulted in Net Value's equity accounts being restated whereby every four NV Inc. shares are reflected as one Net Value common share and one Net Value preferred share. This restatement had the effect of changing the allocation of capital between par value and additional paid in capital. There was no effect on aggregate stockholders deficit as a result of this allocation.

     (k)  Segment Information

          Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way public companies report operating segments in annual financial statements and interim reporting to shareholders. Net Value has determined that it has one operating and reportable segment: incubating development stage Internet companies as described in note
          1. The chief operating decision maker evaluates performance and makes decisions based on financial data consistent with the presentation in the accompanying financial statements.

     (l)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. Certain amounts recorded to reflect our share of losses of Affiliate Companies accounted for under the equity method are based on unaudited results of operations of those affiliate companies and may require adjustments in the future when audits of these entities are made final.

     (m)  Recent Accounting Pronouncements

          Net Value does not expect the adoption of recently issued accounting pronouncements to have a significant impact on it's results of operations, financial position or cash flows.

     (n)  Reclassifications

          Certain prior years' amounts have been reclassified to conform to the 1999 presentation. The impact of these changes did not affect net loss.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(3)  Ownership Interests in and Advances to Affiliate Companies

     The following summarizes Net Value's ownership interests in and advances to Affiliate Companies accounted for under the equity method and cost method of accounting at December 31, 1999. All of the Affiliate Companies were privately held companies as of December 31, 1999. Net Value had no interests in or advances to Affiliate Companies at December 31, 1998.

                                                                Excess of carrying
                                                                  value over net         Percentage of
                                            Carrying value            assets                ownership
                                            --------------      ------------------       -------------
     Equity method:
        College 411.com                     $    221,950                123,440               29%
        AssetExchange, Inc.                      366,192                285,698               20%
        Swapit.com                               473,922                421,481               11%(1)
                                            ------------           ------------

                                               1,062,064                830,619
                                            ------------           ------------

     Cost method:
        Promotions Acquisitions (Note 14)      3,994,406                     --               14%
        Webmodal, Inc.                         1,009,087                     --               12%
        YesAsia, Inc.                          1,000,000                     --               11%
                                            ------------           ------------
                                               6,003,493                     --
                                            ------------           ------------

                                            $  7,065,557                830,619
                                            ============           ============


     (1) SwapIt is accounted for under the equity method due to an officer of Net Value having a 16% ownership interest for which the officer has assigned the voting rights to Net Value.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(3)  Ownership Interests in and Advances to Affiliate Companies (continued)

     The following summarized financial information for Affiliate Companies accounted for under the equity method of accounting at December 31, 1999 has been compiled from the financial statements of the respective companies:

     Balance sheets:                                           December 31, 1999
     ---------------                                           -----------------
       Current assets                                             $  1,629,349
       Noncurrent assets                                               190,554
                                                                  ------------
               Total assets                                          1,819,903
                                                                  ============
       Current liabilities                                             249,860
       Noncurrent liabilities                                               --
       Stockholders' equity                                          1,570,043
                                                                  ------------
               Total liabilities and stockholders' equity         $  1,819,903
                                                                  ============

                                                                   Year Ended
     Results of operations:                                    December 31, 1999
                                                               -----------------
       Revenues                                                   $        823
       Net loss                                                   $   (653,538)


(4)  Furniture and Equipment

     Furniture and equipment consist of the following:

                                                               December 31, 1999
                                                               -----------------
       Computer equipment                                         $     56,491
       Furniture and office equipment                                   18,486
                                                                  ------------
                                                                        74,977
       Less accumulated depreciation                                    (4,895)
                                                                  ------------
                                                                  $     70,082
                                                                  ============


(5)  Acquisitions

     On June 21, 1999, Net Value entered into a merger agreement pursuant to which it acquired Strategicus Partners Inc. (Strategicus) in exchange for $1,555,000 in cash and 601,029 shares of common stock and 184,627 shares of Series A convertible preferred stock collectively valued at $3,638,084. In connection with this transaction, Net Value also entered into consulting agreements with the three principal stockholders and an employment agreement with a principal officer of Strategicus (note 11).

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(5)  Acquisitions (continued)

     Strategicus was developing Internet operations through a wholly owned subsidiary and was in the process of investing in two other Internet companies which Net Value desired to acquire. Net Value accounted for this acquisition as a purchase. The total purchase price was $5,364,423, of which $1,100,000, $458,030, and $3,806,204 was allocated to ownership interests in Affiliate Companies, various assets, and goodwill, respectively. The goodwill represents the excess of the purchase price over the fair value of the assets acquired less the liabilities assumed. The results of the acquired company are included in Net Value's operations as of the completion of the merger on July 30, 1999. Net Value evaluates the carrying value of this goodwill based on achievement of business plan objectives and milestones, the financial condition and prospects of the acquired operations, and other relevant factors. If impairment exists, the carrying amount of the goodwill will be reduced by the estimated shortfall of discounted cash flows. Amortization of goodwill totaled $578,906 for the year ended December 31, 1999 and is included in Selling, general and administrative in the consolidated Statement of Operations.

     The following unaudited pro forma financial information presents the combined results of operations as if Net Value had owned Strategicus since the beginning of its operations in 1999, after giving effect to the amortization of goodwill. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of Net Value's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project Net Value's results of operations for any future period:

                                                                     Year ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
       Revenue                                                      $        --
       Pro forma net loss to common shareholders                     30,671,504
                                                                    ===========
       Pro forma net loss per common share                          $      2.91
                                                                    ===========

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(6)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of Net Value's deferred tax assets and liabilities are as follows:

                                                                          Years Ended
                                                                          December 31,
                                                                    1999                 1998
                                                                ------------         -----------
     Temporary differences:
       Accruals and reserves                                    $   355,000                  --
       Amortization of financing fees                                    --              16,000
       Deferred compensation and warrants                         2,194,000                  --

     Temporary differences discontinued operations:
       Vesting of nonqualified stock options                             --              82,000
       Accrued salaries and compensation                                 --              37,000
       Amortization of discounts                                         --             132,000
       Common stock and warrants issued                                  --              29,000
       Depreciation                                                      --             (20,000)
                                                                ------------         -----------

             Total temporary differences                          2,549,000             258,000

     Carryforwards and credits:
       Federal and state deferred tax benefits arising
         from net operating loss carryforwards                    6,004,000              66,000
       Federal and state deferred tax benefits arising
         from net operating loss carryforwards of
         discontinued operations                                         --           6,692,000
       Research and development credits from discontinued
         operations                                                      --             278,000
                                                                ------------         -----------
                                                                  8,553,000           7,294,000
     Less valuation allowance                                    (8,553,000)         (7,294,000)
                                                                ------------         -----------

                                                                $        --                  --
                                                                ============         ===========

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(6)  Income Taxes (continued)

     The following table presents the principal reasons for the differences between the amount computed by applying the U.S. federal statutory tax rate of 35% to the net loss from continuing operations and the actual provision for income taxes for the years ended December 31, 1999, 1998, and 1997:

                                                            1999               1998             1997
                                                        ------------      ------------      ------------
     Federal income tax benefit at statutory rate       $(8,387,044)         (571,000)               --
     State and local income tax expense (benefit)             2,375           (82,000)               --
     Nondeductible goodwill amortization                    202,617               --                 --
     Other non-deductible expense                            83,715           560,000                --
     Loss from operations not benefited                   8,100,712            93,000                --
                                                        ------------      ------------      ------------
     Total tax expense                                  $     2,375                --                --
                                                        ============      ============      ============

     Prior to September 18, 1996, Net Value was a limited liability company, and accordingly, losses were passed through to its members. For the year ended December 31, 1999, Net Value had losses from continuing operations which resulted in net operating loss carryforwards for federal and state income tax purposes amounting to approximately $15,976,000 and $7,940,000, respectively. The federal net operating loss carryforwards expire beginning 2018 through 2019. The state net operating loss carryforwards expire beginning in 2004. However, these carryforwards may be significantly limited due to changes in the ownership of Net Value as a result of future equity offerings.

     As of December 31, 1998, NV, Inc. had net operating loss carryforwards of $16,730,000, of which a portion was utilized during 1999. As of December 31, 1998, Net Value, Inc. had generated research and development credits of approximately $328,000. As of December 31, 1999, due to Federal tax law, NV, Inc. no longer has net operating loss carryforwards and credits available to utilize as a result of the company selling substantially all of its assets in 1999.

     Recognition of the benefits of the net deferred tax assets and liabilities will require that Net Value generate future taxable income. It is more likely than not that Net Value will not generate sufficient taxable income during the 15-year carryforward period. Therefore, Net Value has established valuation allowances for deferred tax assets (net of liabilities) of $8,553,000 as of December 31, 1999. The net change in the total valuation allowance for the year ended December 31, 1999, 1998 and 1997 was an increase of $1,259,000, $3,016,000, and $3,511,000, respectively.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(7)  Borrowing Arrangements

     Borrowing arrangements consist of the following:

                                                                                 December 31,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------      ------------
     8% Convertible debentures                                          $  3,250,500      $  1,402,500
     12% Convertible promissory notes                                      1,021,929                --
     Convertible promissory note, bearing interest at 10%                    900,000                --
     Installment loan payable, bearing interest at 7.76%                      79,034                --
     Promissory note, bearing interest at 10%                                     --           900,000
     Loan payable to related party, bearing interest at 0%                        --           200,000
     Loan payable, bearing interest at 10%                                        --            40,000
     Other                                                                    12,000                --
                                                                        ------------      ------------

                                                                           5,263,463         2,542,500

     Less amount due within one year                                       5,196,161         2,542,500
                                                                        ------------      ------------

                  Noncurrent portion                                    $     67,302      $         --
                                                                        ============      ============

     (a)  8% Convertible Debentures

          Net Value issued 8% Convertible Debentures (Debentures) in the aggregate amount of $7,857,000 in a private placement offering. These debentures were issued in two separate tranches with the first tranche totaling $1,642,500 and the second tranche totaling $6,215,000. The first and second tranches of debentures together with accrued interest thereon were convertible into Net Value's common stock at any time by the holders at a conversion price of $2.00 and $2.50 per share, respectively. The Debentures mature at the earlier of (i) the date on which the holder elects to convert into shares of common stock; (ii) the date upon which Net Value elects to cause a mandatory conversion; or (iii) two years from the date of the issuance of the Debentures.

          Net Value recorded $6,457,500 and $1,400,000 as additional paid in capital in 1999 and 1998, respectively, for the discount deemed related to imputed interest for the preferential conversion features on the Debentures. In accordance with the Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5), these discounts were limited to the principal amount of the Debentures and were charged immediately to interest expense as the holders had the right to convert upon issuance. Net Value issued 2,076,589 shares of common stock during fiscal 1999 in connection with conversion requests from holders of outstanding Debenture principal and accrued interest.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(7)  Borrowing Arrangements (continued)

     (b)  12% Convertible Promissory Notes

          On January 7, 1999, Net Value issued $4,270,125 Convertible Promissory Notes (Convertible Notes) with interest payable at 12% per annum in exchange for the outstanding promissory notes plus accrued interest of NV Inc. The noteholders are entitled at any time to convert the outstanding principal plus accrued interest thereon into Net Value's common stock at a conversion rate of $2.00 per share. The Convertible Notes mature at the earlier of (i) the date on which either the holder or Net Value exercise their respective conversion rights under the Convertible Notes; or (ii) the one-year anniversary of the closing of the pending merger between Net Value and NV Inc. (see note 1). Additionally, the terms of conversion obligate Net Value to issue a warrant to purchase one-half of one share of Net Value's common stock for each share purchased through conversion. These warrants are exercisable over a three year period from the date of issuance at a $6 per share exercise price.

          The Company recorded $4,270,125 as additional paid in capital in fiscal 1999 for the discount deemed related to imputed interest for the preferential conversion features on the Convertible Notes. In accordance with EITF 98-5, these discounts were limited to the principal amount of the Convertible Notes and were charged immediately to interest expense as the holders had the right to convert upon issuance. Net Value issued 1,732,066 shares of common stock during fiscal 1999 in connection with conversion requests from holders of outstanding Convertible Notes principal and accrued interest.

     (c)  Convertible Promissory Note

          On March 1, 1999, in exchange for the outstanding promissory note described below, Net Value issued a $900,000 convertible promissory note (Convertible Note) with interest payable quarterly in cash or in shares of Net Value's common stock at the election of the lender. The Convertible Note, as amended, is convertible at any time by the noteholder into Net Value's common stock at a conversion rate of $2.25 per share. Net Value also issued to the lender immediately exercisable warrants to purchase 180,000 shares of Net Value's common stock in connection with the Convertible Note issuance. The warrants have exercise prices ranging from $2.50 to $5.00 per share and expire on February 28, 2002.

          The Company recorded $446,000 as additional paid in capital for the discount deemed related to imputed interest for the preferential conversion feature on the Convertible Note and recorded $454,000 as additional paid in capital for the discount deemed related to the detachable warrants as determined by an independent valuation. In accordance with EITF 98-5, these discounts were limited to the principal amount of the Convertible Note and were charged immediately to interest expense as the holder had the right to convert upon issuance and the warrants were immediately exercisable.

     (d)  Promissory Note

          In September 1998, Net Value issued a $900,000 promissory note with interest payable at 10% per annum. On the scheduled maturity date of March 1, 1999, Net Value issued the Convertible Note as payment in full on the $900,000 promissory note.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(8)  Accrued Expenses

     Accrued expenses consist of the following:

                                                             December 31,
                                                      --------------------------
                                                         1999             1998
                                                      ----------      ----------

     Accrued interest                                 $  301,077          41,399
     Accrued salaries and benefits                        14,094              --
                                                      ----------      ----------

                                                      $  315,171          41,399
                                                      ==========      ==========


(9)  Commitments and Contingencies

     Net Value shares office space for its principal executive offices in San Francisco, California with a related party at no expense. The rental value of the shared space is not material. Net Value also subleases office space in New York, Boston, and Philadelphia on a month to month basis at a rate of $2,000 per month.

     Net Value and subsidiaries are defendants in various legal proceedings including an action alleging patent infringement and an action brought by a former officer and director of Net Value alleging breach of an employment contract. Net Value filed its answer to the patent infringement action on November 23, 1999 seeking a declaratory judgment of invalidity and noninfringement of the patent. Promotions Acquisitions has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims, as part of their purchase of substantially all of the assets of NV Inc. (Note 14). Accordingly, Net Value does not believe that the resolution of this action will have a material adverse effect on its financial position. With respect its former officer and director, Net Value intends to vigorously defend itself against all claims made and to assert counterclaims and make additional claims against this individual. The litigation will center around the number of shares of Net Value common stock to which the former officer and director is entitled, if any. Because of the preliminary nature of this matter and as the parties have not commenced discovery, it is not possible at this time to quantify the number of shares, if any, that the former employee will be entitled.

(10) Stockholders' Equity

     The Company's has two classes of authorized stock: common stock and preferred stock.

     (a)  Common Stock

          Net Value is authorized to issue 50,000,000 shares of common stock, par value $.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared. Dividends may be restricted by the inability to liquidate ownership interests in Affiliate Companies to fund cash dividends and are subject to the preferential rights of the holders of Net Value's preferred stock. We have never declared dividends nor do we intend to for the foreseeable future. Certain shareholders have registration rights and piggy-back rights that require Net Value to register the underlying shares with the Securities and Exchange Commission.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(10) Stockholders' Equity (continued)

     (a)  Common Stock (continued)

          Common stock is reserved for issuances as follows:

                                                                       December 31, 1999
                                                                       -----------------
          Conversion of convertible debentures and notes                   2,370,960
          Conversion of preferred stock, series B                          1,180,180
          Completion of in-process merger with NV Inc. (see Note 1)        1,659,740
          Exercise of outstanding warrants                                 1,448,088
          Exercise of outstanding options                                  4,277,248
                                                                          ----------
                                                                          10,936,216
                                                                          ==========

     (b)  Preferred Stock

          Net Value is authorized to issue 10,000,000 shares of undesignated preferred stock, par value $.001 per share. Net Value may establish one or more classes or series of preferred stock having such number of shares and relative voting rights, designation, dividend rates, liquidation rights and preferences as may be fixed by them without further shareholder approval. The holders of preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, or dissolution in such amounts as established by Net Value's board of directors.

          Preferred stock issued and outstanding is as follows:

                                           December 31, 1999                      December 31, 1998
                                     ------------------------------        ------------------------------
                                       Shares                                 Shares
                                     outstanding        Amount (1)          outstanding       Amount (1)
                                     ------------      ------------        ------------      ------------

          Series A                             --      $         --           2,519,852      $      2,520
          Series B                          4,824         4,448,872                  --                --
                                     ------------      ------------        ------------      ------------

                                            4,824      $  4,448,872           2,519,852      $      2,520
                                     ============      ============        ============      ============

          (1) Amount is net of issuance costs.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(10) Stockholders' Equity (continued)

     (b)  Preferred Stock (continued)

          The Company's Series A Preferred Stock (Series A Shares) was convertible up to one share of Net Value's common stock upon Net Value's achievement of specified performance objectives. In fiscal 1999, pursuant to a private offering, Net Value issued 1,622,687 shares of common stock in exchange for all issued and outstanding Series A Shares based on a negotiated exchange ratio of .6 share of common stock for every one Series A Share. Net Value recorded a preferred stock dividend of $5,955,261 representing the excess of the fair value of the common stock issued over the fair value of the Series A Shares redeemed. Accordingly, at December 31, 1999 there were no longer any issued and outstanding Series A Shares.

          In September 1999, Net Value issued 4,824 shares of Series B Preferred Stock (Series B Shares) for aggregate proceeds of $4,824,000. These Series B Shares were subsequently converted into 1,180,180 shares of common stock in February 2000 pursuant to the original terms of the issuance. The Series B Shares had a liquidation preference of $1,000, bore a noncumulative dividend rate of 5%, and were redeemable at $1,250 per share in the event Net Value failed to achieve certain performance objectives.

          Net Value issued warrants to purchase 295,040 shares of common stock (Series B Warrants) in connection with the issuance of the Series B Shares. The Series B Warrants are exercisable at prices equivalent to a range between 110% to 140% of the conversion price of the Series B Shares. Net Value allocated $650,000 to the cost of the Series B Warrants based on an independent valuation which was recorded as a preferred stock dividend and offsetting increase to additional paid in capital.

(11) Stock Options and Warrants

     (a)  Stock Options

          Under the stock option plan that Net Value expects to be adopted by the Board of Directors, options to purchase shares of Net Value common stock may be granted to officers, directors, employees, consultants and independent contractors. Options granted under this plan will expire no more than ten years following the date of vesting, will have limited transferability, and will be subject to various vesting provisions. The Board of Directors or a committee thereof will determine the exercise price of options granted under this plan. The Board anticipates having the ability to amend, suspend or terminate this plan at any time, subject to restrictions imposed by applicable law.

          As part of the in-process merger with NV Inc. discussed in note 1, Net Value plans on converting the outstanding options under the existing NV Inc. stock option plan into options to purchase Net Value common stock using a conversion ratio of .4 Net Value options for every 1 NV Inc option. On an as converted basis, NV Inc. had 558,500 options outstanding at December 31, 1999 with exercise prices ranging from $.25 to $2.80. Metacat.com, Net Value's wholly owned consolidated subsidiary, maintains a separate stock option plan for which 27,025 options to purchase metacat.com Series A preferred stock were outstanding at December 31, 1999. Affiliate Companies maintain their own stock plans.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(11) Stock Options and Warrants (continued)

     (a)  Stock Options (continued)

          The following summarizes Net Value's stock option activity and related information during the year ended December 31, 1999:

                                                                               Range of exercise      Weighted average
                                                                Shares               prices            exercise price
                                                          ---------------      -----------------      ----------------
          Outstanding at December 31, 1998                            --                 --                     --
          Granted                                              8,650,876       $  1.00 - 10.13             $  1.14
          Cancelled                                           (4,373,628)      $          1.00             $  1.00
                                                          ---------------      ---------------         ---------------
          Outstanding at December 31, 1999                     4,277,248       $  1.00 - 10.13             $  1.28
                                                          ---------------
          Options contractually exercisable at end
            of period                                            886,384


          Exercise prices for stock options outstanding as of December 31, 1999 and the weighted average remaining contractual life are as follows:

                                                               Weighted
                                                               average
                                                              remaining             Number        Weighted Average
               Exercise prices      Shares Outstanding     contractual life      exercisable       Exercise Price
               ---------------      ------------------     ----------------      -----------      ----------------
                    $1.00                2,782,248            9.41 years           886,384             $  1.00
                $3.75 - $10.13           1,495,000            9.74 years                --             $  5.12
                                         ---------                               ---------

                $1.00 - $10.13           4,277,248            9.53 years           886,384
                                         =========                               =========

          As discussed in Note 2, Net Value has elected to follow APB 25 in accounting for its employee and director stock-based awards. Under APB 25, Net Value does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. The fair values of these awards for the purpose of the alternative fair value disclosures required by FAS 123 were estimated as of the date of the grant using a Black Scholes option-pricing model. For purposes of Net Value's pro forma disclosures, the fair value of options granted during the year ended December 31, 1999, was determined using a Black Scholes option pricing model with a volatility of 87%, a risk-free interest rate of approximately 6.3%, an expected life of 5 years, and a dividend yield of zero.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(11) Stock Options and Warrants (continued)

     (a)  Stock Options (continued)

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Net Value's pro forma information follows:

          Year ended:                         December 31, 1999
                                              -----------------

          Net loss to common shareholders:
            As reported                         $  30,436,357
            Pro forma                           $  32,149,155

          Basic and diluted net loss per
           common share:
            As reported                         $        2.90
            Pro forma                           $        3.05


          Future pro forma results may be materially different from actual amounts reported. The weighted average fair value of employee options granted during 1999 was $5.17. Net Value issued no options in 1998 or 1997.

     (b)  Deferred Stock Based Compensation

          In connection with certain stock option grants to employees during the year ended December 31, 1999, Net Value recorded deferred compensation of $9,509,400 representing the difference between the exercise price and the fair market value of Net Value's common stock on the date such options were granted. Such amount is included as a reduction of shareholders' equity and is being amortized as charges to stock based compensation on a straight line basis over the corresponding vesting period of each option grant, generally three years. For the year ended December 31, 1999, Net Value recorded amortization to stock based compensation of $2,371,800 in connection with these awards.

          In connection with Net Value's acquisition of Strategicus Partners Inc. (more fully described in note 5), three Strategicus shareholders signed consulting agreements with Net Value. The consulting agreements, as amended, provided for the grant to each of the three Strategicus shareholders of 687,416 options to purchase shares of Net Value's common stock at an exercise price of $1.00 per share. At December 31, 1999, Net Value had deferred compensation of $19,749,033 in connection with these option awards representing the deemed fair value of the options as determined by the Black Scholes option-pricing model. Such amount is included as a reduction of shareholders' equity and is being amortized by charges to stock based compensation over the terms of the consulting agreements of 48 months, which totaled $1,246,113 during the year ended December 31, 1999. In accordance with EITF 96-18, Net Value remeasures the fair value of the remaining unvested options as counterparty performance is complete, which typically corresponds to the vesting period. Such changes in fair values are recorded as an adjustment to the remaining unamortized deferred compensation balance.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(11) Stock Options and Warrants (continued)

     (b)  Deferred Compensation (continued)

          Also, in connection with Net Value's acquisition of Strategicus Partners Inc., a principal officer of Strategicus signed an employment agreement with Net Value, which, as amended, provided for the grant of 1,763,822 unvested shares of Net Value common stock. Such shares were to vest monthly over the 24 month term of the agreement. The employee was subsequently terminated effective October 1999 causing his remaining unvested shares to cease vesting. Net Value recorded deferred compensation of $1,406,648 for the vested shares earned by the employee during the year ended December 31, 1999, which was calculated as the difference between the exercise price and the fair market value of Net Value's common stock on the date the stock was granted. This amount was fully amortized at December 31, 1999 through charges to stock based compensation.

          During the year ended December 31, 1999, Net Value also recorded deferred compensation of $437,949 for various common stock options granted to Advisory Board members. The options' fair value was determined using the Black Scholes option pricing model and is accounted for in accordance with EITF 96-18.

     (c)  Warrants

          The Company had outstanding the following warrants to purchase its securities:

                                                                       December 31, 1999
                                                           ------------------------------------------
                                                                Number of           Exercise price
                   Description of series                     warrants issued           per share
          ------------------------------------------       -------------------    -------------------
          Common Stock                                          1,448,088            $2.50 - $6.00
                                                           ===================    ===================

          As described further in Notes 7 and 9, these warrants were issued in connection with Net Value's borrowing arrangements and Series B Preferred Stock issuances. Net Value recorded interest expense on warrants issued in connection with borrowing arrangements equal to the warrants then fair value as determined by independent valuations. Net Value recorded a preferred stock dividend on warrants issued in connection with the Series B Preferred Stock issuance equal to the warrants then fair value as determined by independent valuations.

          As part of the in-process merger with NV Inc. discussed in note 1, Net Value plans on converting the outstanding NV Inc. warrants into warrants to purchase Net Value common stock using a conversion ratio of .4 Net Value warrants for every 1 NV Inc. warrant. On an as converted basis, NV Inc. had 585,089 warrants outstanding at December 31, 1999 with exercise prices ranging from $6.00 to $8.64.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(12) Fair Value of Financial Instruments

     As of December 31, 1999 and 1998, the respective carrying values of Net Value's financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, loans receivable, accounts payable, accrued expenses, notes and loans payable, convertible promissory notes, and convertible debentures.

     Carrying values for cash and cash equivalents, loans receivable, accounts payable, accrued expenses, and notes and loans payable were estimated to approximate fair values for these financial instruments as they are short term in nature and are generally receivable or payable on demand. The fair value of Net Values' convertible promissory notes and convertible debentures were estimated assuming full conversion into common shares and using the closing the price of Net Value common stock on December 31, 1999. The resulting fair value computes to $26,080,560, which exceeds the carrying value of the convertible promissory notes and debentures of $5,172,429.

(13) Related Party Transactions

     Net Value provides strategic and operational support to its Affiliate Companies in the normal course of its business. These services are generally provided by Net Value's employees, members of its Advisory Board and Board of Directors and outside consultants. Net Value pays the costs related to employees. Members of Net Value's Advisory Board and Board of Directors are generally compensated with stock options in Net Value which are accounted for in accordance with FAS 123 and EITF 96-18. The costs of outside consultants are generally paid directly by the Affiliate Company.

     In June 1999, Net Value entered into a consulting agreement with and loaned $267,000 to an officer of a company that Net Value acquired (see Note 5). The loan is forgiven in 33% increments on the first, second and third year anniversary dates of the consulting agreement. For accounting purposes, Net Value amortizes the loan to consulting expense evenly over the three year loan period and recorded $51,917 during the year ended December 31, 1999 in connection with such loan amortization. The unamortized loan balance at December 31, 1999 was $215,083.

     In October 1999, Net Value entered into a consulting agreement with an Advisory Board member. Under the terms of the consulting agreement, an affiliated company of the Advisory Board member was granted and exercised the right to purchase 676,374 shares of Net Value common stock at a discount to its then fair market value. Net Value recorded consulting expense of $2,289,324 equal to the discount of the exercise price to the closing stock price on the date of grant.

     In October 1999, a former officer and director of Net Value agreed to sell his shares of an affiliate company to Net Value at a price which was less than the then deemed fair value of the stock. Accordingly, Net Value recorded contributed capital of $659,087 for the difference.

     In December 1998, Net Value made a non-interest bearing, unsecured loan of $200,000 to a stockholder which was subsequently repaid during March and April of 1999.

                            NET VALUE HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1999


(14) Discontinued Operations

     In November 1999, Net Value made the strategic decision to exit the online software development operations of NV Inc. and on December 3, 1999 completed a sale of substantially all of the assets of the discontinued operations to Promotions Acquisitions, Inc. (Promotions), a corporation formed by the former management team of NV Inc. in connection with a $17 million investment in Promotions by outside investors. Net Value received $2 million in cash and 2,958,819 shares of Promotions' common stock in exchange for substantially all of NV Inc.'s assets and assumption by Promotions of approximately $1.6 million of liabilities. The value ascribed to the Promotions common stock was based on the value of the shares issued to outside investors. Furthermore, the majority of stock options held by former NV Inc. employees were cancelled resulting in a reduction of $1,487,964 to deferred stock-based compensation. Net Value recognized a gain on the sale of the assets of the discontinued operations of $6,502,663 representing the excess of the fair value of the Promotions stock and cash received over the carrying value of the assets sold and liabilities assumed. The loss from operations during between the decision to exit the online software development operations and the sale of these operations was not material. At December 31, 1999, the remaining liabilities of the discontinued software development operations that were not assumed by Promotions consist of payables to several vendors and professional service providers used throughout fiscal 1999 and are included in net liabilities of discontinued operations on the consolidated balance sheet.

(15) Subsequent Events

     (a)  Extinguishments of Borrowing Arrangements

          Net Value repaid substantially all the 8% Convertible Debentures, 12% Convertible Promissory Notes and 10% Convertible Promissory Note at various dates through March 2000 through payments of cash or the issuance of common stock pursuant to the original conversion terms.

     (b)  Conversion of Mandatorily Redeemable Preferred Stock, Series B

          On March 1, 2000, Net Value converted all the issued and outstanding shares of the Series B Preferred Stock into 1,180,180 shares of common stock pursuant to the original conversion terms.

     (c)  Issuance of Convertible Redeemable Preferred Stock, Series C

          On March 6, 2000, Net Value completed a $50,000,000 private placement offering in exchange for 4,166,667 shares of Convertible Redeemable Preferred Stock, Series C and warrants to purchase 416,667 shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on May 11, 2000.

                                                     NET VALUE HOLDINGS, INC.

                             BY: /s/ Andrew P. Panzo
                                 ----------------------------------------
                                 Andrew P. Panzo
                                 Chairman of the Board of Directors, Chief
                                 Executive Officer and Chief Financial Officer

                             BY: /s/ Jay Elwell
                                 ----------------------------------------
                                 Jay Elwell (Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

SIGNATURE                                            TITLE
---------                                            -----

/s/ Andrew P. Panzo                         Chairman of the Board of Directors,
----------------------                      Chief Executive Officer and Chief
Andrew P. Panzo                             Financial Officer

/s/ Lee C. Hansen                           President and Director
----------------------
Lee C. Hansen

/s/ Barry Uphoff                            Director
----------------------
Barry Uphoff

/s/ Darr Aley                               Director
----------------------
Darr Aley

/s/ Stephen George                          Director
----------------------
Stephen George