Form 10-Q
period 2000-03-31
NET VALUE HOLDINGS INC
filed 2000-05-15
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ____________________.



                         Commission file number 0-29413


                            NET VALUE HOLDINGS, INC.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                             65-0867684
--------------------------------------------------------------------------------
(State or Jurisdiction of Incorporation or  (I.R.S. Employer Identification No.)
             Organization)


                               1085 Mission Street
                             San Francisco, CA 94103
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:  (415) 575-4755
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


There were 17,680,672 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at April 30, 2000, subject to increase for a contingency described within Footnote 6 to the Notes to the Consolidated Financial Statements. In addition, there were 5,000 shares of treasury stock as of such date.

                            NET VALUE HOLDINGS, INC.


                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at March 31, 2000 (unaudited)
                  and December 31, 1999................................................1

                  Consolidated Statements of Operations (unaudited)
                  Three months ended March 31, 2000 and March 31, 1999.................2

                  Consolidated Statements of Cash Flows (unaudited)
                  Three months ended March 31, 2000 and March 31, 1999.................3

                  Notes to Consolidated Financial Statements...........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........16

Part II. Other Information

         Item 1.  Legal Proceedings ..................................................17

         Item 6.  Exhibit and Reports on Form 8-K.....................................17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NET VALUE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS                                            March 31,           December 31,
                                                                                           2000                  1999
                                                                                     -----------------    ------------------
                                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents........................................................ $      45,715,612     $       3,127,232
   Interest receivable..............................................................            21,603                28,176
   Loans receivable.................................................................           212,833               218,808
   Capitalized financing fees, net..................................................                 -               142,958
   Prepaid expenses and other current assets........................................           202,875                41,911
                                                                                     -----------------     -----------------
         Total current assets.......................................................        46,152,923             3,559,085

   Ownership interests in and advances to Affiliate Companies.......................        11,091,706             7,065,557
   Goodwill, net of accumulated amortization of $891,224 and $578,906 in
     2000 and 1999 .................................................................         2,914,980             3,227,298
   Furniture and equipment, net.....................................................           113,219                70,082
   Other assets.....................................................................           106,450                67,346
                                                                                     -----------------     -----------------
                                                                                     $      60,379,278     $      13,989,368
                                                                                     =================     =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses............................................ $         367,579     $         802,202
   Notes and loans payable..........................................................            12,000                12,000
   Convertible promissory notes.....................................................            28,281             1,921,929
   Convertible debentures...........................................................                --             3,250,500
   Long-term debt due within one year...............................................            63,165                11,732
   Net liabilities of discontinued operations.......................................         1,693,807             1,773,591
                                                                                     -----------------     -----------------
         Total current liabilities..................................................         2,164,832             7,771,954
                                                                                     -----------------     -----------------

Noncurrent liabilities:
   Long-term debt, less amounts due within one year.................................                --                67,302
                                                                                     -----------------     -----------------
         Total noncurrent liabilities...............................................                --                67,302
                                                                                     -----------------     -----------------

Redeemable convertible preferred stock, Series B
   $.001 par value (0 and 4,824 shares authorized, issued and outstanding at
   2000 and 1999), net of costs of issuance. Liquidation preference: $0
   and $4,824,000 at 2000 and 1999..................................................                --             4,448,872
Redeemable convertible preferred stock, Series C
   $.001 par value (4,166,667 shares authorized, issued and outstanding at
   2000), net of costs of issuance and proceeds allocated to Series C Warrants.
   Liquidation preference: $50,000,000 at 2000......................................        40,883,087                    --
Accrued redeemable convertible preferred stock dividend, Series C...................           335,895                    --
                                                                                     -----------------    ------------------
                                                                                            41,218,982             4,448,872
                                                                                     -----------------    ------------------

Stockholders' equity:
   Common stock, Net Value, Inc. $.001 par value
     (49,000,000 shares authorized at 2000 and 1999; 898,338 and 1,037,338 shares
     issued and outstanding at 2000 and 1999, respectively).........................               899                 1,038
   Common stock, $.001 par value
     (50,000,000 shares authorized at 2000 and 1999; 19,281,807 and 15,522,807
     shares issued and outstanding at 2000 and 1999, respectively)..................            19,281                15,523
   Additional paid-in capital.......................................................       195,662,668           103,946,136
   Deferred compensation............................................................      (52,539,583)          (27,342,172)
   Accumulated deficit..............................................................     (126,130,306)          (74,919,285)
   Treasury stock, Net Value, Inc., at cost (5,000 shares at 2000) .................          (17,495)                    --
                                                                                     -----------------    ------------------
         Total stockholders' equity.................................................        16,995,464             1,701,240
                                                                                     -----------------    ------------------
                                                                                     $      60,379,278    $       13,989,368
                                                                                     =================    ==================

          See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Three months ended March 31,
                                                                                  ---------------------------------
                                                                                       2000              1999
                                                                                       ----              ----
Revenue................................................................           $           --     $           --
Operating expenses:
         Stock-based compensation......................................                5,894,187                 --
         General and administrative....................................                2,103,478             44,441
                                                                                  --------------     --------------
                  Total operating expenses.............................                7,997,665             44,441
Interest income........................................................                  211,957                 --
Interest expense.......................................................                   73,776          1,383,959
                                                                                  --------------     --------------
                  Loss before equity in losses of Affiliate Companies..                7,859,484          1,428,400
Equity in losses of Affiliate Companies................................                  298,851                 --
                                                                                  --------------     --------------
                  Net loss from continuing operations..................                8,158,335          1,428,400
                                                                                  --------------     --------------
Discontinued operations:
         Loss from discontinued operations.............................                        -          1,498,593
                                                                                  --------------     --------------

Net loss...............................................................                8,158,335          2,926,993
                                                                                  --------------     --------------
Preferred stock dividends - continuing operations......................               43,052,686                 --
                                                                                  --------------     --------------
Net loss to common shareholders........................................           $   51,211,021     $    2,926,993
                                                                                  ==============     ==============

Basic and diluted net (loss) per common share -
     continuing operations.............................................           $        (3.01)    $        (1.38)
                                                                                  ==============     ==============
Basic and diluted net (loss) per common share -
     discontinued operations...........................................           $           --     $        (1.44)
                                                                                  ==============     ==============
Basic and diluted weighted average common shares outstanding:..........               16,986,005          1,037,338
                                                                                  ==============     ==============

          See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three months ended March 31,
                                                                                        --------------------------------
                                                                                             2000                 1999
                                                                                             ----                 ----
Cash flows from operating activities:
  Net loss............................................................................  $  (8,158,335)     $  (2,926,993)
  Adjustments to reconcile to net cash used in operating activities:
    Discontinued operations...........................................................        (50,820)           411,741
    Depreciation and amortization.....................................................        322,993            921,073
    Stock-based compensation..........................................................      5,894,187                 --
    Interest paid with stock issuance.................................................        346,110             20,532
    Equity in losses of Affiliate Companies...........................................        298,851                 --
  Changes in assets and liabilities:
    Interest receivable...............................................................          6,573                 --
    Prepaid expenses and other current assets.........................................       (160,964)                --
    Other assets......................................................................        (39,106)                --
    Accounts payable and accrued expenses.............................................       (434,623)          (631,650)
                                                                                        -------------      -------------
              Net cash used in operating activities...................................     (1,975,134)        (2,205,297)

Cash flows from investing activities:
  Collections on loans................................................................             --            163,000
  Acquisition of ownership interests in Affiliate Companies...........................     (2,300,000)                --
  Advances to Affiliate Companies.....................................................     (2,025,000)                --
  Purchases of furniture and equipment................................................        (47,836)                --
                                                                                        -------------      -------------
              Net cash used in investing activities...................................     (4,372,836)           163,000

Cash flows from financing activities:
  Repayments of notes payable.........................................................        (28,281)          (240,000)
  Long-term debt borrowings...........................................................              --         3,025,000
  Long-term debt payments.............................................................        (15,869)                --
  Issuance of common stock............................................................        831,704                 --
  Issuance of preferred stock, Series C...............................................     48,274,760                 --
  Purchase of treasury stock..........................................................        (17,500)                --
  Payment of preferred stock dividend, Series B.......................................       (108,464)                --
  Payment of financing fees...........................................................             --           (460,600)
                                                                                        -------------      -------------
              Net cash provided by financing activities...............................     48,936,350          2,324,400

              Net increase in cash and cash equivalents...............................     42,588,380            282,103

Cash and cash equivalents at beginning of period......................................      3,127,232              1,466
                                                                                        -------------      -------------

Cash and cash equivalents at end of period............................................  $  45,715,612      $     283,569
                                                                                        =============      =============

Cash paid for interest................................................................  $      28,744             43,866
Cash paid for taxes...................................................................  $          --                 --

          See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000


(1) Nature of Operations and Basis of Presentation

     Net Value Holdings, Inc. ("Net Value" or the "Company") is actively engaged in identifying, financing, and providing business development services for a network of early-stage technology businesses that possess significant growth potential. Net Value's operating strategy is to acquire a significant equity interest in development stage technology companies, which Net Value calls its "Affiliate Companies," and to provide financial, management, and technical support to accelerate the achievement of the Affiliate Companies' business goals and objectives. To date, Net Value has focused on technology businesses with significant Internet features and applications. As of March 31, 2000, Net Value owned interests in nine Affiliate Companies. Net Value is based in San Francisco, California with offices in Philadelphia, Pennsylvania, New York, New York, and Waltham, Massachusetts.

     The accompanying unaudited consolidated financial statements for the three months ended March 31, 2000 were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Net Value's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on May 11, 2000. Interim operating results are not necessarily indicative of the results for a full year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

     The financial statements of Net Value for the three months ended March 31, 2000 reflect the results of the in-process merger with Net Value, Inc. ("NV Inc.") At March 31, 2000, Net Value owned approximately 67% of the outstanding common stock of NV Inc. Because it is unlikely that the minority shareholders will make additional capital contributions to erase subsequent NV Inc. losses, no amount has been ascribed to the approximate 33% minority interest. Net Value plans on acquiring the remaining shares that it does not own by completing the merger within three to six months pursuant to which NV Inc. shareholders will be offered .4 Net Value common shares for every one NV Inc. share tendered. Additionally, we will issue common stock purchase warrants and stock options to the holders of NV, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000


(2)  Ownership Interests in and Advances to Affiliate Companies

     The following summarizes Net Value's ownership interests in and advances to Affiliate Companies accounted for under the equity method and cost method of accounting at March 31, 2000. One Affiliate Company, metacat.com, is consolidated and therefore is not included in the table below. All of the Affiliate Companies were privately held companies as of March 31, 2000.

                                                                      Excess of
                                                                  carrying value
                                            Carrying value        over net assets       Percentage of ownership
                                            --------------        ---------------       ----------------------
         Equity method:
         AlarmX.com                           $1,000,000              $340,724                    69%(1)
         IndustrialVortex.com                    901,009               596,789                    31%
         College 411.com                         191,563                68,052                    29%
         AssetExchange                           318,947               238,453                    20%
         Swapit.com                            2,376,694               324,253                    11%(2)
                                              ----------            ----------
                                              $4,788,213            $1,568,271
                                              ==========            ==========


         Cost method:
         BrightStreet.com                     $3,994,406                                          14%
         Webmodal                              1,009,087                                          10%
         YesAsia                               1,300,000                                          13%
                                             -----------
                                               6,303,493
                                             -----------
                                             $11,091,706
                                             ===========

     (1) AlarmX.com is not consolidated because Net Value anticipates that its majority ownership is temporary and will be reduced below 50% within the next 12 months.
     (2) SwapIt.com is accounted for under the equity method due to an officer of Net Value having a 16% ownership interest for which the officer has assigned the voting rights to Net Value.

     The following unaudited summarized financial information for Affiliate Companies accounted for under the equity method of accounting at March 31, 2000 has been compiled from the unaudited financial information of the respective companies:

        Balance sheets:                                    February 29, 2000
        ---------------                                    -----------------
           Current assets                                     $1,729,704
           Noncurrent asset                                      525,597
                                                              ----------
           Total assets                                       $2,255,301
                                                              ==========

           Current liabilities                                $  601,617
           Noncurrent liabilities                                     --
           Stockholders' equity                                1,653,684
                                                              ----------
           Total liabilities and stockholders' equity         $2,255,301
                                                              ==========

                                                           Two Months Ended
        Results of operations:                             February 29, 2000
        ---------------------                              -----------------
          Revenues                                           $        --
          Net loss                                           $(1,141,078)

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000


(3)  Borrowing Arrangements

     Borrowing arrangements consist of the following:

                                                                           March 31,          December 31,
                                                                             2000                1999
                                                                           ---------          -----------
         8% Convertible debentures                                       $        --           $3,250,500
         12% Convertible promissory notes                                     28,281            1,021,929
         10% Convertible promissory note                                          --              900,000
         Installment loan payable, bearing interest at 7.76%                  63,165               79,034
         Other                                                                12,000               12,000
                                                                         -----------           ----------
                                                                         $   103,446           $5,263,463
                                                                         -----------           ----------

         Less amount due within one year                                          --            5,196,161
                                                                         -----------           ----------

         Noncurrent portion                                              $        --           $   67,302
                                                                         ===========           ==========

     8% Convertible Debentures

     Net Value repaid in full the 8% Convertible Debentures plus accrued interest at various dates through March 2000 through the payment of $15,869 and the issuance of 1,391,853 shares of common stock pursuant to the original conversion terms of the debentures.

     12% Convertible Promissory Notes

     Net Value repaid substantially all of the 12% Convertible Promissory Notes plus accrued interest at various dates through March 2000 through the payment of $28,281 and the issuance of 546,780 shares of common stock pursuant to the original conversion terms of the notes. The terms of conversion obligated Net Value to issue warrants to purchase one-half of one share of Net Value common stock for each share issued upon conversion. These warrants are exercisable over a three year period from the date of issuance at a $6 per share exercise price. Accordingly, Net Value issued 273,390 warrants to purchase common stock during the first quarter of 2000 in connection with the conversions.

     10% Convertible Promissory Note

     Net Value repaid in full the 10% Convertible Promissory Note plus accrued interest through the issuance of 400,000 shares of common stock pursuant to the original conversion terms of the note.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

(4)  Preferred Stock

     Preferred Stock issued and outstanding is as follows:

                                 March 31, 2000                         December 31, 1999
                                 --------------                         -----------------
                      Shares outstanding        Amount (1)    Shares outstanding         Amount (2)
                      ------------------        ----------    ------------------         ----------
         Series B                    --                --                  4,824         $4,448,872
         Series C             4,166,667        40,883,087                     --                 --
                              ---------       -----------                -------         ----------

                              4,166,667       $40,883,087                  4,824         $4,448,872
                              =========       ===========                =======         ==========

     (1) Amount is net of issuance costs and proceeds allocated to the Series C Warrants.
     (2) Amount is net of issuance costs.

     Series B Preferred Stock

     In February 2000, the holders of Net Value's Redeemable Convertible Series B Preferred Stock (Series B Shares) converted their Series B Shares into 1,180,180 shares of common stock pursuant to the original terms of the issuance. The Series B Shares had a liquidation preference of $1,000, a noncumulative dividend rate of 5%, and were redeemable at $1,250 per share in the event Net Value failed to achieve certain performance objectives.

     In connection with the Series B issuance in 1999, Net Value issued warrants to purchase 295,040 shares of common stock (Series B Warrants). These warrants are exercisable at prices equivalent to a range between 110% to 140% of the conversion price of the Series B Shares. During the quarter ended March 31, 2000, the warrant holders exercised 162,780 Series B Warrants with cash proceeds to Net Value of $831,704.

     Series C Preferred Stock

     In March 2000, the Company sold 4,166,667 shares of its Redeemable Convertible Series C Preferred Stock (Series C Shares) at $12 per share for net proceeds of $48,274,760 after payment of issuing costs of $1,305,240 and 35,000 Series C Shares valued at $420,000. The Series C Shares are convertible into one share of the Company's common stock at any time at the election of the shareholder, bear a cumulative dividend of 8% per annum payable in kind on a quarterly basis and have a liquidation preference of $12 per share. If Net Value has not filed a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series C Shares by December 31, 2000, then upon receiving 60 days notice from 80% holders of the Series C Shares, Net Value is required to redeem the Series C Shares in three annual installments beginning on or before the date stated in the written notice at a price per share equal to the greater of: (i) the liquidation preference of $12 per share, or (ii) the per share fair market value of Net Value's common stock on the redemption date, as defined. The dividend rate shall increase by 1% in October 2000 if the Company's listing application for a nationally recognized securities exchange has not been approved and by an additional 1% on the 90th day of each 90-day period thereafter on which a listing application for a nationally recognized securities exchange has not been approved. The dividend rate shall also increase by an additional 1% in December 2000 if the Company's registration statement to register the resale of the Series C Shares has not been approved and by an additional 1% on the last day of each calendar quarter thereafter on which the registration statement has not been approved.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

(4)  Preferred Stock (continued)

     Series C Preferred Stock (continued)

     Net Value issued warrants to purchase an aggregate of 416,667 shares of common stock (Series C Warrants) in connection with the issuance of the Series C Shares. The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock. Net Value also agreed to issue warrants to purchase 62,500 shares of the Company's common stock on July 1, 2000 and on the thirtieth day of each subsequent 30 day period thereafter, provided that the Company's registration statement for resale of the Series C Shares has not been declared effective by the SEC. Net Value allocated $7,391,673 of the net proceeds received from this offering to the cost of the Series C Warrants as determined by a Black-Scholes option-pricing model.

     Preferred Stock Dividends

     The components of preferred stock dividends are as follows:

                                                                        Three months ended
                                                                        ------------------
                                                              March 31, 2000             March 31, 1999
                                                              --------------             --------------
         Series B Preferred Stock dividend                    $    108,464               $           --
         Series C Preferred Stock dividend                         335,895                           --
         Non-cash charge: beneficial conversion
             feature on Series C Shares                         42,608,327                           --
                                                               -----------               --------------

                                                               $43,052,686               $           --
                                                               ===========               ==============

     The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of Net Value's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis.

     At the time of issuance of the Series C Shares, the then fair market value of Net Value's common stock was higher than the Series C Shares sales price of $12 per share. As the Series C Shares are convertible into shares of Net Value's common stock, this differential in price constitutes a beneficial conversion feature as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, Net Value recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

(5)  Stock-based Compensation

     The components of deferred compensation for continuing operations are as follows:

                                                                        Consultants and
                                                       Employees        Advisory Board          Total
                                                       ---------        --------------          -----
         Balance at beginning of year                 $ 7,137,600         $20,180,172         $27,317,772
         Additions to deferred compensation            13,207,675          17,198,948          30,406,623
         Amortization to stock-based compensation      (2,530,355)         (2,654,457)         (5,184,812)
                                                      -----------         -----------         -----------
         Balance at end of quarter                    $17,814,920         $34,724,663         $52,539,583
                                                      ===========         ===========         ===========

(6)  Contingencies

     NV, Inc. is a defendant in a legal proceeding alleging patent infringement. NV, Inc. filed its answer to this action November 23, 1999 seeking a declaratory judgment of invalidity and noninfringement of the patent. In connection with its purchase of substantially all of the assets of NV, Inc., BrightStreet.com has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims. Accordingly, Net Value does not believe that the resolution of this action will have a material adverse effect on its or NV, Inc.'s financial position.

     Net Value is also a defendant in a legal proceeding brought by a former officer and director of Net Value alleging breach of his employment agreement. Net Value intends to vigorously defend itself against all claims made and to assert counterclaims and make additional claims against this individual. The litigation will center around the 1,610,835 shares of Net Value common stock to which the former officer and director claims he is entitled. Because of the preliminary nature of this matter and as the parties have not commenced discovery, it is not possible at this time to quantify the number of shares, if any, that the former employee will be entitled.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on February 15, 2000 by the SEC (File No. 333-88629) and our Annual Report on Form 10-K filed on May 11, 2000. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         We plan to complete a merger with Net Value, Inc. within three to six months pursuant to which we intend to offer .4 shares of our common stock for every share of Net Value, Inc. common stock tendered to us by the existing Net Value, Inc. stockholders. This is being done in order to acquire the remaining minority interest in Net Value, Inc. Additionally, we will issue common stock purchase warrants and stock options to the holders of Net Value, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio. Since we already own a majority of Net Value, Inc.'s capital stock, we can assure that the merger will be completed. Accordingly, our consolidated financial statements reflect the results of our in-process merger with Net Value, Inc.

         At March 31, 2000, we owned approximately 67% of the outstanding common stock of Net Value, Inc. Since the total net assets of Net Value, Inc. are negative and because it is unlikely that the minority shareholders of Net Value, Inc. will make additional capital contributions to erase subsequent Net Value, Inc. losses, no amount has been ascribed to the approximate 33% minority interest.

         Our financial statements also reflect the operations of Net Value, Inc. as a discontinued operation. This was necessitated when, in November 1999, we made the strategic decision to exit the development and distribution of online promotional campaign operations of Net Value, Inc. In December 1999, we sold the business and assets of Net Value, Inc. to BrightStreet.com, Inc., a new company formed by members of Net Value, Inc.'s then senior management team and a group of third party investors. Through Net Value, Inc., we retained a 14% interest in the common stock of BrightStreet.com.

         We have segregated the operating results of the discontinued operations of Net Value, Inc. from continuing operations and have reported these operating results as a separate line item on the statements of operations. Upon the completion of our merger with Net Value, Inc.,we will own all of Net Value, Inc.'s assets and liabilities. This will not change our financial statement presentations as these items are already reflected on our balance sheet.

         Because we acquire significant interests in technology companies, all of which currently generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly financial results. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our affiliate companies have consistently reported losses, we may have net income in certain periods and may experience significant volatility from period to period due to non-recurring transactions and other events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges.

         On a continuous basis, but no less frequently than at the end of each reporting period, we evaluate:

                  o the carrying value of our ownership interest in and advances to each of our affiliate companies for possible impairment based on achievement of business plan objectives and milestones;
                  o the value of each ownership interest in the affiliate company relative to carrying value; and
                  o the financial condition and prospects of the affiliate company; and other relevant factors.

         The business plan objectives and milestones we consider include those related to financial performance, such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of an Internet website or the hiring of key employees. The fair value of our ownership interests in and advances to privately held affiliate companies is generally determined based on the value at which independent third parties have or have committed to invest in its affiliate companies. If impairment is determined, then the carrying value of our ownership interest is adjusted to fair value.

Effect of Various Accounting Methods on our Results of Continuing Operations

         Accounting for Stock-Based Compensation

         Stock-based compensation is a non-cash expense relating to the amortization of deferred compensation and issuance of stock for services. We record deferred compensation when we make restricted stock awards or compensatory stock option grants to employees, members of our Board of Directors, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference between the exercise price and fair market value of our common stock on the date of grant. In the case of options granted to consultants or advisory board members, the amount of deferred compensation recorded is the fair value of the stock options on the date of the grant as determined using a Black-Scholes option pricing model. We record deferred compensation as a reduction to shareholders' equity and an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock-based compensation over the performance period, which typically coincides with the vesting period of the stock based award of 3 to 4 years.

         Grants to Employees. All awards to employees are fixed awards. This means that the number and exercise price of the stock options are known on the date of grant. Under these fixed awards, the amount of deferred compensation which we record is similarly fixed and represents the total amount of future amortization to stock-based compensation.

         Grants to Consultants and Advisory Board. In accordance with the Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services", stock-based awards to consultants and advisory board members for future professional services are considered variable. This means that the amount of deferred compensation is periodically adjusted to the current fair value of the unvested awards as determined using a Black-Scholes option pricing model. Similarly, the amortization to stock-based compensation for variable awards also fluctuates in direct proportion to the increase or decrease in deferred compensation resulting from changes in fair value. These fluctuations are largely dependent on the fair market value of our common stock and therefore makes future prediction or estimate of the amortization charge to stock-based compensation extremely difficult.

         Accounting for Affiliate Company Ownership

         The various interests that we acquire in our affiliate companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting interest in an affiliate company.

         Consolidation. Affiliate companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an affiliate company's financial statements are reflected within our Consolidated Statements of Operations. As of March 31 2000, metacat.com, Inc. is our only consolidated affiliate company.

         The effect of an affiliate company's net results of operations on our net results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because under each of these methods only our share of the earnings or losses of an affiliate company is reflected in our net results of operations in the Consolidated Statements of Operations.

         Equity Method. Affiliate companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an affiliate company depends on an evaluation of several factors including, among others, representation on the affiliate company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the affiliate company, including voting rights associated with our holdings in common stock and preferred stock in the affiliate company. Under the equity method of accounting, an affiliate company's results of operations are not reflected within our consolidated statements of operations; however, our share of the earnings or losses of the company is reflected in the caption "Equity in Losses of Affiliate Companies" in the Consolidated Statements of Operations. Additionally, our excess investment cost over equity in each affiliate company's net assets is amortized over three years to "Equity in Losses of Affiliate Companies." As of March 31, 2000 and December 31, 1999 we accounted for the following affiliate companies under this method:

                                                                            Voting Ownership
                                                                            ----------------
                                    Partner Company Since        March 31, 2000         December 31, 1999
                                    ---------------------        --------------         -----------------
         AlarmX.com (1)                     2000                       69%                       --
         AssetExchange                      1999                       20%                       20%
         College411.com                     1999                       29%                       29%
         IndustrialVortex.com               2000                       31%                       --
         SwapIt.com (2)                     1999                       11%                       11%

         (1) AlarmX.com is not consolidated because we anticipate that our majority ownership is temporary and will be reduced below 50% within the next 12 months.
         (2) SwapIt.com is accounted for under the equity method since our Executive Vice President, Business Development holds a 16% ownership interest for which he has assigned the voting rights to us.

         We have representation on the board of directors of all of the above affiliate companies. Most of our equity method affiliate companies are in a very early stage of development and have not generated any revenues. All of our equity method affiliate companies were formed less than two years ago and are expected to incur substantial losses in 2000.

         Cost Method. Affiliate companies not accounted for under either the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. Our affiliate companies accounted for under the cost method of accounting at March 31, 2000 and December 31, 1999 included:

                                                                           Voting Ownership
                                                                           ----------------
                                    Partner Company Since        March 31, 2000         December 31, 1999
                                    ---------------------        --------------         -----------------
         Brightstreet.com                   1999                       14%                       14%
         Webmodal                           1999                       10%                       12%
         YesAsia                            1999                       13%                       11%

         Our cost method affiliate companies are in a very early stage of development and have not generated significant revenues. In addition, our cost method affiliate companies have incurred substantial losses and are expected to continue to incur substantial losses in 2000.

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Continuing Operations

         Stock-Based Compensation. Stock-based compensation totaled $5,894,187 for the three months ended March 31, 2000. We did not incur this expense for the corresponding period in 1999 due to the fact that our management team had not yet been hired. Stock-based compensation is a non-cash expense resulting from the amortization of deferred compensation and the issuance of stock for services. The following table shows the components of deferred compensation and related amortization to stock-based compensation:

                                                                        Consultants and
                                                       Employees        Advisory Board          Total
                                                       ---------        --------------          -----
         Balance at beginning of year                 $ 7,137,600        $ 20,180,172        $ 27,317,772
         Additions to deferred compensation            13,207,675          17,198,948          30,406,623
         Amortization to stock-based compensation      (2,530,355)         (2,654,457)         (5,184,812)
                                                      -----------        ------------        ------------
         Balance at end of quarter                    $17,814,920        $ 34,724,663        $ 52,539,583
                                                      ===========        ============        ============

         We also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of our common stock. We valued these services based on our closing stock market price of $28.375 on the date of issuance.

         Of the total unamortized deferred compensation relating to employees of $17,814,920, we expect to amortize into stock-based compensation $4,297,036, $5,729,381, $4,416,331, $2,926,431 and $445,741 during the remainder of 2000, 2001, 2002, 2003 and 2004, respectively. These amounts correspond to the vesting schedule of the underlying stock-based award. The amount of deferred compensation recorded and related amortization to stock-based compensation will be increased by any future compensatory grants and decreased by any cancellations.

         As discussed above in "Effects of Various Accounting Methods on our Results of Continuing Operations," stock-based awards to consultants and advisory board members for future professional services are considered variable, meaning the amount of deferred compensation is periodically adjusted to the fair market value of the unvested awards. Of the total additions to deferred compensation for consultants and advisory board members of $17,198,948, $12,772,336 resulted from adjusting unvested awards to their then fair market value, and

         $4,426,612 resulted from new stock-based awards. The fair market value adjustments are determined using a Black-Scholes option pricing model and generally increase or decrease with corresponding increases and decreases in the market price of our common stock. Due to this market variability, we cannot accurately predict the future amortization to stock-based compensation associated with these awards.

         General and Administrative Expenses. Our general and administrative expenses have increased to $2,103,478 for the three months ended March 31, 2000 compared to $44,441 for the corresponding period in 1999. This increase is due to the execution of our operating plan and the expansion of our operations which began in late 1999 and continued through March 2000. We anticipate that our general and administrative expenses will continue to grow as we solidify our infrastructure, hire additional employees and acquire additional interests in affiliate companies. The following is a schedule of the significant components that comprise general and administrative expense:

                                                    Three Months Ended
                                                    ------------------
                                            March 31, 2000        March 31, 1999
                                            -------------         --------------
         Professional fees                    $  756,191            $        -
         Salaries and benefits                   332,145                     -
         Depreciation and amortization           322,993                     -
         Other general and administrative        692,149                44,441
                                              ----------            ----------
         Total                                $2,103,478            $   44,441
                                              ==========            ==========

         Professional fees consist primarily of legal and accounting fees associated with our filing of our Registration Statement on Form S-1 in February 2000 and annual audit services.

         The increase in salaries and benefits expense over the prior year is due to our active recruitment of executive personnel throughout the first quarter of 2000. We had 19 more full-time employees at March 31, 2000 than March 31, 1999. Salaries and benefits include employee cash compensation and medical and dental coverage.

         Depreciation and amortization consists primarily of the amortization of goodwill attributable to our acquisition of Strategicus Partners, Inc. in July 1999. Total goodwill for the Strategicus transaction was approximately $3.8 million, which is being amortized on a straight-line basis over three years.

         Other general and administrative consists primarily of general operating expenses and travel-related expenses.

         Interest Income and Expense. Interest income consists of the interest earned on our cash and cash equivalents balances, with the change quarter over quarter due to significant increases in our cash balances over 1999. Interest expense consists of:

                                                                           Three Months Ended
                                                                           -------------------
                                                                  March 31,2000         March 31,1999
                                                                  -------------         -------------
         Interest expense based on stated interest rates           $   73,776            $   208,442
         Non-cash charge: beneficial conversion features
              on convertible promissory notes and debentures                -              1,175,517
                                                                   ----------            -----------
         Total                                                     $   73,776            $ 1,383,959
                                                                   ==========            ===========

         The non-cash charge is the result of beneficial conversion features attached to our convertible promissory notes and convertible debentures issued in the first quarter of 1999 that allowed the holders to convert their notes and debentures into shares of our common stock at below market rates. These promissory notes and debentures were substantially repaid during the first quarter of 2000 through cash payments or the issuance of stock pursuant to the original conversion terms. We expect to fund our future operations through the use of equity financings and do not anticipate that we will incur these interest expense charges in the future.

         Equity in losses of affiliate companies. Equity in losses of affiliate companies amounted to $298,851. This amount represents our proportionate share of the losses of our affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. For the three months ended March 31, 2000, College411.com, AssetExchange, Inc., AlarmX.com, IndustrialVortex.com, and SwapIt.com were accounted for under the equity method of accounting. For the three months ended March 31, 1999, we did not account for any of our ownership interests in our affiliate companies under the equity method. We expect our equity in losses to increase as we continue to purchase equity interests in early stage affiliate companies.

         Net Loss From Continuing Operations

         We have had a net loss from continuing operations for each period since inception. This amount could fluctuate significantly from period to period, depending on the operating results of our affiliate companies and other non-recurring transactions. For the three months ended March 31, 2000, our net loss from continuing operations was $8,158,335. We are aggregating this amount into our federal and state net loss carry forwards to be available to offset future taxable income, if any.

         Discontinued Operations

         In December 1999, we completed the sale of substantially all of the assets of Net Value, Inc. to BrightStreet.com (f/k/a Promotions Acquisitions, Inc.), a newly formed corporation formed by the former management team of Net Value, Inc. With the sale of Net Value, Inc. to BrightStreet.com, all operations relating to the discontinued operations were effectively ceased.

         Preferred Stock Dividends

         The components of the preferred stock dividends are as follows:

                                                                  Three Months Ended
                                                                  ------------------
                                                             March 31,2000      March 31,1999
                                                             -------------      -------------
         Series B preferred stock dividend                    $   108,464        $        --
         Series C preferred stock dividend                        335,895                 --
         Non-cash charge: beneficial conversion
               feature on Series C Shares                      42,608,327                 --
                                                              -----------        -----------
                                                              $43,052,686        $        --
                                                              ===========        ===========

         The Series B preferred stock dividend was paid in cash in February 2000, when the holders converted their Series B Shares into shares of our common stock. We will not incur this dividend in future periods as the Series B Shares have been entirely converted into common shares.

         The Series C preferred stock dividend is payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation.

         At the time of issuance of our the Series C Preferred Stock, the fair market value of our common stock was higher than the offering price of our Series C Preferred Stock of $12 per share. This differential in price constitutes a beneficial conversion as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, we recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Preferred Stock and was recognized immediately as a preferred stock dividend as the Series C Preferred Stock is convertible into shares of common stock at any time at the election of the shareholder.

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

         In March 2000, we sold 4,166,667 shares of our Series C Preferred Stock and warrants to purchase 416,667 shares of our common stock for net proceeds of approximately $48.3 million after payment of offering costs. Each share of our Series C Preferred Stock is convertible into one share of our common stock at any time at the election of the shareholder. Our Series C Preferred Stock bears a cumulative dividend of 8% per annum payable in kind on a quarterly basis and has a liquidation preference of $12 per share. If, by December 31, 2000, we have not filed a registration statement to register the resale of the shares of common stock issuable upon conversion of the Series C Preferred Stock, then, upon receiving 60 days notice from holders of 80% of the Series C Preferred Stock, we are required to redeem the Series C Preferred Stock in three annual installments beginning on or before the date stated in the written notice.

         During the three months ended March 31, 2000, we used approximately $2.2 million to fund our general corporate expenses, including salaries and wages, professional and consulting fees and interest expense. In addition, in March 2000, we repaid substantially all of our outstanding convertible debentures and convertible promissory notes through payments of $44,150 and the issuance of 2,338,633 shares of our common stock and 273,390 warrants to purchase common stock.

         During the first quarter of 2000, we advanced approximately $2 million to SwapIt.com, Inc. We may request payment on these advances at any time or we may elect to convert these advances into capital stock of SwapIt.com, Inc. on the same terms and conditions as any subsequent offering of securities made by SwapIt.com, Inc. that generates proceeds of at least $3 million.

         In addition, we acquired equity ownership interests in two new affiliate companies:

         o On January 31, 2000, we acquired a 31% voting interest in IndustrialVortex.com, Inc. for $1 million.
         o On March 14, 2000, we acquired a 69% voting interest in AlarmX.com, Inc. for $1 million.

         As of March 31, 2000, we had on hand existing cash and cash equivalents of approximately $45.7 million. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and investment requirements through June 30, 2001. However, our future liquidity needs are dependant primarily on the number of future acquisitions of equity interests in new affiliate companies and the extent to which we participate in subsequent rounds of financings of our existing affiliate companies. We may be required to curtail or reduce the scope of our investment activities to satisfy our liquidity needs beginning June 30, 2001. Thereafter, we will be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders. We are not certain that these funds will be available on terms that are satisfactory to us, or at all. If we are unable to obtain these funds, then we will be required to reduce our acquisitions of equity interests in affiliate companies and reduce our operating activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in short term fixed income investments with remaining maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2000, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Other than as reported in Part I, Item 3 - "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 1999, there have been no material developments to any of the matters that require reporting under this Item.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibit is included herein:

         27.1     Financial Data Schedule.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended March 31, 2000:

                  (i)      Current Report on Form 8-K, dated February 22, 2000.

                           The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, the dismissal of LJ Soldinger Associates, the principal accountant previously engaged to audit the Company's financial statements, and the appointment of KPMG LLP as the principal accountant to audit the Company's financial statements.

                  (ii)     Current Report on Form 8-K, dated March 3, 2000.

                           The Company filed the foregoing Current Report on Form 8-K reporting, under Item 5, the sale of 4,166,667 shares of its newly-created Series C Convertible Participating Preferred Stock for an aggregate purchase price of $50,000,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NET VALUE HOLDINGS, INC.

Date:    May 15, 2000             /s/   Andrew P. Panzo
                                  ---------------------
                                   Andrew P. Panzo
                                  Chief Executive Officer and Chairman
                                  of the Board of Directors

Date:    May 15, 2000             /s/   Jay Elwell
                                  ----------------
                                  Jay Elwell
                                  Vice President - Finance and Controller