Form 10-Q
period 2000-06-30
NET VALUE HOLDINGS INC
filed 2000-08-11
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ____________________.



                         Commission file number 0-29413


                            NET VALUE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                  65-0867684
----------------------------------------    -----------------------------------
 (State or Jurisdiction of Incorporation   (I.R.S. Employer Identification No.)
          or  Organization)


                               1085 Mission Street
                             San Francisco, CA 94103
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (415) 335-4700

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 17,739,847 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at July 31, 2000, subject to increase for a contingency described within Footnote 11 to the Notes to the Consolidated Financial Statements. In addition, there were 71,600 shares of treasury stock as of such date.

                            NET VALUE HOLDINGS, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements - Unaudited
                  Consolidated Balance Sheets at June 30, 2000
                  and December 31, 1999................................................1

                  Consolidated Statements of Operations
                  Three months ended June 30, 2000 and June 30, 1999;
                  Six months ended June 30, 2000 and 1999..............................2

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999..............................3

                  Notes to Consolidated Financial Statements...........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........20

Part II. Other Information

         Item 1.  Legal Proceedings ..................................................20

         Item 6.  Exhibits and Reports on Form 8-K....................................21

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NET VALUE HOLDINGS, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      As of June 30    As of December 31
                                                                      -------------    -----------------
                                  Assets                                   2000              1999
                                                                      -------------    -----------------
Current assets:
     Cash and cash equivalents                                        $  38,674,084      $  3,127,232
     Available-for-sale securities                                          406,728                --
     Interest receivable                                                     99,785            28,176
     Loans receivable                                                       170,645           218,808
     Capitalized financing fees, net                                             --           142,958
     Prepaid expenses and other current assets                              131,625            41,911
                                                                      -------------      ------------

                 Total current assets                                    39,482,867         3,559,085

Ownership interests in and advances to Affiliate Companies               14,583,040         7,065,557
Goodwill, net of accumulated amortization of $1,194,482,
  and $578,906 in 2000 and 1999                                           2,611,647         3,227,298
Furniture and equipment, net                                                183,607            70,082
Other assets                                                                128,923            67,346
                                                                      -------------      ------------
                                                                      $  56,990,084      $ 13,989,368
                                                                      =============      ============
                  Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                            $     281,576      $    802,202
     Notes and loans payable                                                     --            12,000
     Convertible promissory notes                                                --         1,921,929
     Convertible debentures                                                      --         3,250,500
     Long-term debt due within one year                                          --            11,732
     Net liabilities of discontinued operations                           1,014,526         1,773,591
                                                                      -------------      ------------
                 Total current liabilities                                1,296,102         7,771,954
                                                                      -------------      ------------
Noncurrent liabilities:
     Long-term debt, less amounts due within one year                            --            67,302
                                                                      -------------      ------------
                 Total noncurrent liabilities                                    --            67,302
                                                                      -------------      ------------

Convertible preferred stock, Series B,
     $.001 par value (0 and 4,824 shares authorized, issued
     and outstanding at 2000 and 1999), net of costs of
     issuance. Liquidation preference: $0 and $4,824,000 at
     2000 and 1999                                                               --         4,448,872
Preferred stock dividend, Series C                                        1,295,834                --
                                                                      -------------      ------------
                                                                          1,295,834         4,448,872

Stockholders' equity:
     Convertible preferred stock, Series C,
        $.001 par value (4,166,667 shares authorized, issued
        and outstanding at 2000) Liquidation preference:
        $50,000,000 at 2000                                                   4,167                --
     Common stock, Net Value, Inc. $.001 par value (100,000,000 shares authorized at 2000 and 1999; 1,097,588 issued and
        1,096,338 outstanding at 2000; 1,037,338 issued and
        outstanding at 1999)                                                  1,098             1,038
     Common stock, $.001 par value (50,000,000 shares authorized at 2000 and 1999; 19,410,681 issued and 19,356,681
        outstanding at 2000; 15,522,807 issued and outstanding at
        2000 and 1999)                                                       19,411            15,523
     Additional paid-in capital                                         214,442,605       103,946,136
     Accumulated deficit                                               (140,062,076)      (74,919,285)
     Deferred compensation                                              (19,840,561)      (27,342,172)
     Net unrealized gains on available-for-sale securities                  161,651                --
     Treasury stock, Net Value, Inc., at cost (1,250 shares)                (17,500)               --
     Treasury stock, at cost (54,000 shares)                               (310,647)               --
                                                                      -------------      ------------
                 Total stockholders' equity                              54,398,148         1,701,240
                                                                      -------------      ------------
                                                                      $  56,990,084      $ 13,989,368
                                                                      =============      ============

See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three months ended June 30         Six months ended June 30
                                                                   ----------------------------      -----------------------------
                                                                       2000             1999            2000              1999
                                                                   -----------       ----------      -----------        ----------
Revenue                                                            $        --       $       --      $        --        $       --

Operating expenses:
     Stock-based compensation                                        7,472,562           86,000       13,366,749            86,000
     General and administrative                                      2,313,725          902,555        4,417,203           946,996
                                                                   -----------       ----------      -----------        ----------

       Total operating expenses                                      9,786,287          988,555       17,783,952         1,032,996

Interest income                                                        703,989            4,816          915,946             4,816
Interest expense                                                        10,851        1,175,196           84,627         2,559,155
Other losses                                                           957,101               --          957,101                --
                                                                   -----------       ----------      -----------        ----------
       Loss before equity in losses of Affiliate Companies          10,050,250        2,158,935       17,909,734         3,587,335


Equity in losses of Affiliate Companies                              2,366,905               --        2,665,756                --
                                                                   -----------       ----------      -----------        ----------
       Net loss from continuing operations                          12,417,155        2,158,935       20,575,490         3,587,335
                                                                   -----------       ----------      -----------        ----------
Discontinued operations:
     Loss from discontinued operations                                      --        1,507,039               --         3,005,632
     Loss on extinguishment of debt                                    554,676               --          554,676                --
                                                                   -----------       ----------      -----------        ----------
Net loss                                                            12,971,831        3,665,974       21,130,166         6,592,967
                                                                   -----------       ----------      -----------        ----------

Preferred stock dividends - continuing operations                      959,939               --       44,012,625                --
                                                                   -----------       ----------      -----------        ----------

Net loss to common stockholders                                    $13,931,770       $3,665,974      $65,142,791        $6,592,967
                                                                   ===========       ==========      ===========        ==========
Basic and diluted net (loss) per common share -
     continuing operations                                         $     (0.76)      $   (0.23)      $     (3.91)       $    (0.41)
                                                                   ===========       ==========      ===========        ==========
Basic and diluted net (loss) per common share -
     discontinued operations                                       $     (0.03)      $   (0.16)      $     (0.03)       $    (0.35)
                                                                   ===========       ==========      ===========        ==========

Basic and diluted weighted average common shares outstanding:       17,672,454        9,188,787       16,521,162         8,645,151
                                                                   ===========       ==========      ===========        ==========

See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six months ended June 30
                                                                                    ---------------------------
                                                                                        2000            1999
                                                                                    -------------   -----------
Cash flows from operating activities:
     Net loss                                                                       $(21,130,166)  $(6,592,967)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    663,136     2,042,708
        Stock-based compensation - continuing operations                              13,366,749        86,000
        Stock-based compensation - discontinued operations                                    --       823,484
        Interest paid with stock issuance                                                 75,619       120,014
        Other loss                                                                       957,101            --
        Equity in losses of Affiliate Companies                                        2,665,756            --
        Loss from extinguishment of debt - discontinued operations                       554,676            --
     Changes in assets and liabilities:
        Interest receivable                                                              (71,609)       (4,162)
        Prepaid expenses and other current assets                                        (89,714)      (70,000)
        Other assets                                                                     (61,577)           --
        Accounts payable and accrued expenses                                           (245,788)      (98,364)
        Discontinued operations                                                         (187,902)           --
                                                                                    ------------   -----------

                 Net cash used in operating activities                                (3,503,719)   (3,693,287)

Cash flows from investing activities:
     Collections on loans                                                                     --       200,000
     Collections on advances to Affiliate Companies                                       75,000            --
     Acquisition of ownership interests in Affiliate Companies                        (6,300,000)     (270,000)
     Advances to Affiliate Companies                                                  (3,430,000)     (360,000)
     Purchases of furniture and equipment                                               (124,847)           --
                                                                                    ------------   -----------

                 Net cash used in investing activities                                (9,779,847)     (430,000)

Cash flows from financing activities:
     Repayments of notes payable                                                         (28,281)     (240,000)
     Long-term debt borrowings                                                                --     6,455,000
     Long-term debt payments                                                             (79,034)           --
     Issuance of warrants                                                              1,099,584            --
     Issuance of preferred stock                                                      48,274,760            --
     Purchase of treasury stock                                                         (328,147)           --
     Payment of preferred stock dividend, Series B                                      (108,464)           --
     Payment of financing fees                                                                --      (460,600)
                                                                                    ------------   -----------

                 Net cash provided by financing activities                            48,830,418     5,754,400

                 Net increase in cash and cash equivalents                            35,546,852     1,631,113

Cash and cash equivalents at beginning of year                                         3,127,232         1,466
                                                                                    ------------   -----------

Cash and cash equivalents at end of period                                          $ 38,674,084   $ 1,632,579
                                                                                    ============   ===========

Cash paid for interest                                                              $     29,153   $    43,866
                                                                                    ============   ===========

Cash paid for taxes                                                                 $         --   $        --
                                                                                    ============   ===========

See accompanying notes to consolidated financial statements.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(1)    Nature of Operations and Basis of Presentation

       Net Value Holdings, Inc. ("Net Value" or the "Company") is actively engaged in identifying, financing, and providing business development services for a network of early-stage technology businesses that possess significant growth potential. Net Value's operating strategy is to acquire a significant equity interest in development stage technology companies, which Net Value calls its "Affiliate Companies", and to provide financial, management, and technical support to accelerate the achievement of the Affiliate Companies' business goals and objectives. To date, Net Value has focused on technology businesses with significant Internet features and applications. As of June 30, 2000, Net Value owned interests in seven Affiliate Companies. Net Value is based in San Francisco with offices in New York, Boston and Philadelphia.

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Net Value's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on May 11, 2000. Interim operating results are not necessarily indicative of the results for a full year. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with current period presentation.

       The accompanying unaudited consolidated financial statements of Net Value reflect the results of the in-process merger with Net Value, Inc. ("NV Inc."). At June 30, 2000, Net Value owned approximately 65% of the outstanding common stock of NV Inc. Because it is unlikely that the minority shareholders will make additional capital contributions to erase accumulated NV Inc. losses, no amount has been ascribed to the approximate 35% minority interest. Net Value plans on acquiring the remaining shares that it does not own by completing the merger within three to six months pursuant to which NV Inc. shareholders will be offered .4 Net Value common shares for every one NV Inc. share tendered. Additionally, we will issue common stock purchase warrants and stock options to the holders of NV, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio.

(2)    Available-For-Sale Securities

       Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of other comprehensive income in stockholders' equity. At June 30, 2000, available-for-sale securities consist of the following equity security:

                                                 Unrealized   Unrealized
                                       Cost         Loss         Gain      Fair Value
                                    ----------   ----------   ----------   ----------
       Student Advantage, Inc.      $  245,077   $       --   $  161,651   $  406,728
                                    ----------   ----------   ----------   ----------
                                    $  245,077   $       --   $  161,651   $  406,728
                                    ==========   ==========   ==========   ==========

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(3)    Ownership Interests in and Advances to Affiliate Companies

       The following summarizes Net Value's ownership interests in and advances to Affiliate Companies accounted for under the equity method and cost method of accounting at June 30, 2000. One Affiliate Company, metacat.com, is consolidated and therefore is not included in the table below. All of the Affiliate Companies are privately held companies.

                                                        Excess of carrying
                                                          value over net          Percentage of
                                     Carrying value          assets                  ownership
                                     --------------       ------------            -------------
               Equity method:
               AlarmX.com             $     670,936       $    307,614                  61%(1)
               Webmodal                   5,251,755          3,723,644                  39%
               Swapit.com                 3,092,755            316,053                  30%
               AssetExchange                273,188            241,602                  20%
                                      -------------       ------------
                                      $   9,288,634       $  4,588,913
                                      =============       ============

               Cost method:
               BrightStreet.com       $   3,994,406                                     14%(2)
               YesAsia                    1,300,000                                      9%
                                      -------------
                                          5,294,406
                                      -------------
                                      $  14,583,040
                                      =============

              (1) AlarmX is not consolidated because Net Value anticipates that its majority ownership is temporary and will be reduced below 50% within the next 12 months.

              (2) Net Value owns this interest indirectly through Net Value,
                  Inc., a 65% owned subsidiary at June 30, 2000.

       The following summarized financial information for Affiliate Companies accounted for under the equity method of accounting at May 31, 2000, has been compiled from the unaudited financial statements of the respective companies:

                Balance sheets:                                                May 31, 2000
                                                                               ------------
                   Current assets                                              $  5,895,631
                   Noncurrent assets                                              2,771,658
                                                                               ------------
                             Total assets                                      $  8,667,290
                                                                               ============

                   Current liabilities                                         $  1,758,625
                   Noncurrent liabilities                                           313,809
                   Stockholders' equity                                           6,594,856
                                                                               ------------
                             Total liabilities and stockholders' equity        $  8,667,290
                                                                               ============
                Results of operations:
                                                                            Three months ended
                                                                               May 31, 2000
                                                                            ------------------
                             Revenues                                          $     14,336
                             Net loss                                          $ (4,618,958)

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(4)    Acquisition

       On May 9, 2000, Net Value acquired an additional equity interest in Webmodal for total consideration of $4,877,099 consisting of $4,000,000 cash and 113,174 shares of Net Value common stock valued at $877,099. This acquisition increased Net Value's approximate voting ownership from 10% to 39% and necessitated a change from the cost method to the equity method of accounting for the investment in Webmodal.

       The following unaudited pro forma financial information presents the combined results of operations as if Net Value had owned its 39% ownership interest since the beginning of 2000, and include the effect of Net Value's proportionate share of Webmodal's net losses and amortization of the investment cost over the equity in Webmodal's net assets. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of Net Value's consolidated results of operations had the acquisitions been consummated on the dates assumed and do not project Net Value's results of operations for any future period:

                                                          Six months ended
                                                            June 30, 2000
                                                           ---------------
          Revenue                                          $            --
          Pro forma net loss to common shareholders             66,115,661
                                                           ===============
          Pro forma net loss per common share              $          4.00
                                                           ===============


(5)    Borrowing Arrangements

       Borrowing arrangements consist of the following:

                                                                    June 30,   December 31,
                                                                     2000          1999
                                                                  ---------     ----------
          8% Convertible debentures                               $     --     $3,250,500
          12% Convertible promissory notes                              --      1,021,929
          Convertible promissory note, bearing interest at 10%          --        900,000
          Installment loan payable, bearing interest at 7.76%           --         79,034
          Other                                                         --         12,000
                                                                    --------   ----------

                                                                         --     5,263,463

          Less amount due within one year                               --      5,196,161
                                                                    --------   ----------

                        Noncurrent portion                         $     --    $   67,302
                                                                    ========   ==========

        (a)   8% Convertible Debentures

              Net Value repaid in full the 8% Convertible Debentures plus accrued interest through the payment of $15,869 and the issuance of 1,391,853 shares of common stock pursuant to the original conversion terms of the debentures.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(5)      Borrowing Arrangements (continued)

        (b)   12% Convertible Promissory Notes

              Net Value repaid in full the 12% Convertible Promissory Notes plus accrued interest through the payment of $28,281 and the issuance of 563,094 shares of common stock, pursuant to the original terms of the notes. The terms of the conversion obligated Net Value to issue warrants to purchase one-half of one share of Net Value common stock for each share issued upon conversion. Accordingly, Net Value issued 273,390 warrants to purchase common stock in connection with the conversions. These warrants are exercisable over a three-year period from the date of issuance at a $6 per share exercise price.

        (c)   10% Convertible Promissory Note

              Net Value repaid in full the 10% Convertible Promissory Notes plus accrued interest through the issuance of 400,000 shares of common stock pursuant to the original conversion terms of the note.

(6)    Preferred Stock

       Preferred Stock issued and outstanding is as follows:

                                          June 30, 2000                               December 31, 1999
                              --------------------------------------          ----------------------------------
                                 Shares                                          Shares
                               outstanding               Amount (1)            outstanding           Amount (2)
                              -------------            -------------          -------------        -------------
         Series B                      --              $         --               4,824             $  4,448,872
         Series C               4,166,667                40,883,087                  --                       --
                                ---------              ------------               -----             ------------

                                4,166,667              $ 40,883,087               4,824             $  4,448,872
                                =========              ============               =====             ============

         (1) Amount is net of issuance costs and proceeds allocated to the Series C Warrants.
         (2) Amount is net of issuance costs.

       Series B Preferred Stock

       In February 2000, the holders of Net Value's Redeemable Convertible Series B Preferred Stock (Series B Shares) converted their Series B Shares into 1,180,180 shares of common stock pursuant to the original terms of the issuance. The Series B Shares had a liquidation preference of $1,000 per share, a noncumulative dividend rate of 5%, and were redeemable at $1,250 per share in the event Net Value failed to achieve certain performance objectives.

       In connection with the Series B issuance in 1999, Net Value issued warrants to purchase 295,040 shares of common stock (Series B Warrants). These warrants are exercisable at prices equivalent to a range between 110% to 140% of the conversion price of the Series B Shares. Through June 30, 2000, the warrant holders exercised 210,944 Series B Warrants with cash proceeds to Net Value of $1,077,792.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(6)    Preferred Stock (continued)

       Series C Preferred Stock

       In March 2000, the Company sold 4,166,667 shares of its Convertible Series C Preferred Stock (Series C Shares) at $12 per share for net proceeds of $48,274,760 after payment of issuing costs consisting of $1,305,240 and 35,000 Series C Shares valued at $420,000. The Series C Shares are convertible into one share of the Company's common stock at any time at the election of the shareholder, bear a cumulative dividend of 8% per annum payable in kind on a quarterly basis and have a liquidation preference of $12 per share. The dividend rate shall increase by 1% in October 2000 if the Company's listing application for a nationally recognized securities exchange has not been approved and by an additional 1% on the 90th day of each 90-day period thereafter on which a listing application for a nationally recognized securities exchange has not been approved.

       Net Value issued warrants to purchase an aggregate of 416,667 shares of common stock (Series C Warrants) in connection with the issuance of the Series C Shares. The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock. Net Value allocated $7,391,673 of the net proceeds received to the cost of the Series C Warrants as determined using a Black-Scholes option-pricing model.

       Preferred Stock Dividends

       The components of preferred stock dividends are as follows:

                                                       Three months ended                  Six months ended
                                                ---------------------------------  ---------------------------------
                                                   June 30,         June 30,          June 30,         June 30,
                                                     2000             1999              2000             1999
                                                ---------------  ----------------  ---------------  ----------------
       Series B Preferred Stock dividend        $            --  $             --  $       108,464  $             --
       Series C Preferred Stock dividend                959,939                --        1,295,834                --
       Beneficial conversion feature on                      --                --       42,608,327                --
            Series C Shares
                                                ---------------  ----------------  ---------------  ----------------

                                                $       959,939  $             --  $    44,012,625  $             --
                                                ===============  ================  ===============  ================

       The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of Net Value's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation of the Company.

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

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(7)    Deferred Compensation

       The components of deferred compensation from continuing operations are as follows:

                                                                               Consultants and
                                                              Employees         Advisory Board           Total
                                                          -----------------    -----------------    -----------------
       Balance at beginning of year                       $       7,137,600    $      20,180,172    $      27,317,772
         Additions to deferred compensation                      20,037,675            4,151,735           24,189,410
         Cancellations and fair value adjustments                (3,367,619)         (15,641,628)         (19,009,247)
         Amortization to stock-based compensation                (5,169,652)          (7,487,722)         (12,657,374)
                                                          -----------------    -----------------    -----------------
       Balance at June 30, 2000                           $      18,638,004    $       1,202,557    $      19,840,561
                                                          =================    =================    =================

(8)    Other Loss

       Other loss consists of the following:

                                                   Three and six months ended
                                                            June 30,
                                                  -----------------------------
                                                      2000           1999
                                                  -------------   -------------
       Gain on sale of College411 holdings        $    (195,088)  $          --
       Affiliate Company impairment charge            1,152,189              --
                                                  -------------   -------------
                                                  $     957,101   $          --
                                                  =============   =============

       In May 2000, College411 was merged into a wholly owned subsidiary of Student Advantage, Inc. whereby the College411 stockholders received .0144 shares of Student Advantage common stock for every share of College411 common stock which they owned on the date of the merger. As a result of this merger, Net Value received 55,621 shares of Student Advantage's common stock. The fair market value of Student Advantage's common stock received, based on publicly quoted market prices, was $245,077, which exceeded the carrying value of our investment in College411 by $195,088. Accordingly, we recorded a $195,088 gain as a result of this transaction.

       In June 2000 the Company recorded an impairment charge of $1,152,189 for the other than temporary decline in the carrying value of one of its Affiliate Companies accounted for under the equity method. The Company acquired its ownership interest in the Affiliate Company in 2000 for $1,000,000 and advanced loans of $650,000. From the date of the Company's initial acquisition of ownership interest through June 30, 2000, the Company's funding to this Affiliate Company represented all of the outside capital the company had available to fund its operations. Once it was determined that this company was unable to obtain further rounds of financing necessary to sustain operations, Net Value recorded an impairment charge to reduce the remaining carrying value of this company to zero.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(9)    Comprehensive Income (Loss)

       Excluding net loss, the Company's source of comprehensive income is from the unrealized gain on its equity holdings of Student Advantage, Inc., which is classified as available-for-sale. The Company has not provided for a deferred tax liability relating to this unrealized gain as the Company expects to have sufficient net operating losses to offset any potential tax liability resulting from the sale of its equity holdings. The following summarizes the components of comprehensive income:

                                              Three months ended June 30,            Six months ended June 30,
                                           -----------------------------------   -----------------------------------
                                                 2000               1999              2000              1999
                                           ------------------  ---------------   ---------------  ------------------
         Net loss                          $      (12,971,831) $    (3,665,974)  $   (21,130,166) $       (6,592,967)
         Other comprehensive income:
            Unrealized gain                           161,651               --           161,651               --
                                           ------------------  ---------------   ---------------  ------------------
         Comprehensive income (loss)       $      (12,810,180) $    (3,665,974)  $   (20,968,515) $       (6,592,967)
                                           ==================  ===============   ===============  ==================

(10)   Net Loss per Share

       Basic net loss per common share and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, convertible debt, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 12,184,725, and 5,297,180 at June 30, 2000 and 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method.

(11)   Commitments and Contingencies

       In August 1999, coolsavings.com filed an action against NV Inc. alleging that NV Inc. through its Internet website and products had committed various acts of patent infringement. NV Inc. filed its answer to the patent infringement action in November 1999 seeking a declaratory judgment of invalidity and non-infringement of the patent. Brightstreet.com has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims, as part of their purchase of substantially all of the assets of NV Inc. Accordingly, Net Value does not believe that the resolution of this action will have a material adverse effect on its financial position.

       In October 1999, Net Value terminated its employment agreement with Douglas Spink, the former Chief Technology Officer and director, for cause due to Mr. Spink's material breach of his employment agreement and his breach of his fiduciary duties to the Company. The various agreements with Mr. Spink state that if Mr. Spink was terminated for cause, he forfeits all unvested shares of our common stock that he held on the date of termination and he repays all loans advanced to him. In January 2000, Mr. Spink filed an action against the Company alleging that the Company's termination of his employment constituted a breach of his employment agreement and violated statutes regarding the payment of wages. Net Value intends to vigorously defend itself against all claims made by Mr. Spink and in May 2000, filed a claim for injunctive relief requiring Mr. Spink to forfeit and return 1,610,835 shares of his unvested common stock. The litigation will center on the number of shares of Net Value common stock to which Mr. Spink is entitled, if any. Because of the preliminary nature of this matter, it is not possible at this time to quantify the number of shares, if any, that the former employee will be entitled.

                            NET VALUE HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

(11)   Commitments and Contingencies (continued)

       In another matter related to this dispute, during June 2000, an individual filed a complaint against Mr. Spink alleging that this individual was forced out of the management team of Strategicus Partners prior to its merger with Net Value. This complaint also names Net Value and seeks shares of Net Value capital stock equal to the claimant's alleged ownership interest in Strategicus Partners. Since the allegation relates to the ownership of Strategicus Partners' capital stock, the Company has demanded indemnification from Mr. Spink. In the event Mr. Spink declines to indemnify the Company or provide the Company with legal defense, then Net Value intends to vigorously defend itself against this action. Net Value has filed a response to this complaint denying this individual's claims. Due to the preliminary nature of this matter, it is not possible to quantify the Company's potential loss, if any.

       On or about July 27, Steve Rosendahl, Jim Steuer and Pinnacle Technology L.L.C., filed a complaint against Mr. Spink, the Company, Merus and Aspen Value, LLC, in the Circuit Court in the State of Oregon for Multnomah County. The plaintiffs in this case allegedly purchased shares of Common Stock from Mr. Spink in January 2000. The plaintiffs apparently seek a declaratory judgment against the Company regarding their ownership of 140,000 shares of Mr. Spink's stock in the Company. This complaint was recently served. The Company intends to fully investigate and defend this action. The Company has also asserted a claim for indemnification against Mr. Spink in its Delaware proceeding.

              CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q included forward-looking statements within the meaning of Section 7A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," " believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on June 30, 2000 by the SEC (File No. 333-38716) and our Annual Report on Form 10-K filed on May 11, 2000. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

We plan to complete a merger with Net Value, Inc. within three to six months pursuant to which we intend to offer .4 shares of our common stock for every share of Net Value, Inc. common stock tendered to us by the existing Net Value, Inc. stockholders. This is being done in order to acquire the remaining minority interest in Net Value, Inc. Additionally, we will issue common stock purchase warrants and stock options to the holders of Net Value, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio. Since we already own a majority of Net Value, Inc.'s capital stock, we can assure that the merger will be completed. Accordingly, our 1999 and 2000 financial statements reflect the results of our in-process merger with Net Value, Inc.

At June 30, 2000, we owned approximately 65% of the outstanding common stock of Net Value, Inc. Because the total net assets of Net Value, Inc. are negative and because it is unlikely that the minority shareholders of Net Value, Inc. will make additional capital contributions to erase subsequent Net Value, Inc. losses, no amount has been ascribed to the 35% minority interest.

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

We have segregated the operating results of the discontinued operations of Net Value, Inc. from continuing operations and have reported these operating results as a separate line item on the statements of operations. Upon the completion of our merger with Net Value, Inc., we will own all of Net Value, Inc.'s assets and liabilities. This will not change our financial statement presentation as these items are already reflected on our balance sheet.

Because we acquire significant interests in early-stage companies, many of which generate net losses, we have experienced, and expect to continue to experience, significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our affiliate companies have consistently reported losses, we may have net income in certain periods and may experience significant volatility from period to period due to non-recurring transactions and other events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges.

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

         o   the financial condition and prospects of the affiliate company; and

         o   other relevant factors.

The business plan objectives and milestones we consider include those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of an Internet website or the hiring of key employees. The fair value of our ownership interests in and advances to privately held affiliate companies is generally determined based on the value at which independent third parties have or have committed to invest in our affiliate companies.

Effect of Various Accounting Methods on our Results of Continuing Operations

Accounting for Stock-Based Compensation.

Stock-based compensation is a non-cash charge relating to the amortization of deferred compensation. We record deferred compensation when we make restricted stock awards or compensatory stock option or warrant grants to employees, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference between the exercise price and fair market value of our common stock on the date of grant. In the case of options granted to consultants or advisory board members, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes option pricing model. We record deferred compensation as a reduction to stockholders' equity and an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock-based compensation over the performance period, which typically coincides with the vesting period of the stock-based award of 3 to 4 years.

         Grants to Employees. All awards to employees are fixed awards. This means that the number and exercise price of the stock options are known on the date of grant. Under these fixed awards, the amount of deferred compensation which we record is similarly fixed and represents the total amount of future amortization to stock-based compensation.

         Grants to Consultants and Advisory Board. In accordance with the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, stock-based awards to consultants and advisory board members for future professional services are considered variable. This means that the amount of deferred compensation is periodically adjusted to the current fair value of the unvested awards as determined using a Black-Scholes option pricing model. Similarly, the amortization to stock-based compensation for variable awards also fluctuates in direct proportion to the increase or decrease in deferred compensation resulting from changes in fair value. These fluctuations are largely dependent on the fair market value of our common stock, which therefore makes future prediction or estimate of the amortization charge to stock-based compensation extremely difficult.

Accounting for Affiliate Company Ownership

The various interests that we acquire in our affiliate companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting ownership in an affiliate company.

         Consolidation. Affiliate companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an affiliate company's financial statements are reflected within our Consolidated Statements of Operations. As of June 30, 2000, metacat.com, Inc. is our only consolidated affiliate company.

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

         Equity Method. Affiliate companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an affiliate company depends on an evaluation of several factors including, among others, representation on the affiliate company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the affiliate company, including voting rights associated with our holdings in common stock and preferred stock in the affiliate company. Under the equity method of accounting, our share of the earnings or losses of the affiliate company is reflected in the caption "Equity in Losses of Affiliate Companies" in the Consolidated Statements of Operations. Additionally, our excess investment cost over equity in each affiliate company's net assets is amortized over three years to "Equity in Losses of Affiliate Companies." As of June 30, 2000 and December 31, 1999 we accounted for the following affiliate companies under this method:

                                                                                 Voting Ownership
                                               Affiliate Company                 ----------------
                                                     Since            June 30, 2000       December 31, 1999
                                               -----------------      -------------       -----------------
              AlarmX.com                             2000                  61%(1)                --
              Asset Exchange, Inc.                   1999                  20%                   20%
              SwapIt.com                             1999                  30%                   11%
              Webmodal, Inc.                         1999                  39%                   12%

                (1) AlarmX.com is not consolidated because we anticipate that our majority ownership is temporary and will be reduced below 50% within 12 months of our initial investment.

         We have representation on the board of directors of all of the above affiliate companies. Most of our equity method affiliate companies are in a very early stage of development and have not generated any revenues. All of our equity method affiliate companies were formed less than two years ago and are expected to incur substantial losses in 2000.

         Cost Method. Affiliate companies not accounted for under either the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. Our affiliate companies accounted for under the cost method of accounting at June 30, 2000 and December 31, 1999 included:

                                                                           Voting Ownership
                                                                           ----------------
                                                 Affiliate
                                               Company Since        June 30, 2000      December 31, 1999
                                               -------------        -------------      -----------------
              Brightstreet.com                      1999                 14%(2)                14%
              YesAsia                               1999                  9%                   11%

                (2) We own this interest indirectly through Net Value, Inc., our 65% owned subsidiary at June 30, 2000.

         Our cost method affiliate companies are in a very early stage of development and have not generated significant revenues. In addition, our cost method affiliate companies have incurred substantial losses and are expected to continue to incur substantial losses in 2000.

Results of Operations

Three and Six months ended June 30, 2000 compared to the Three and Six Months Ended June 30, 1999

Continuing Operations

Stock-Based Compensation. Stock-based compensation totaled $7,472,562 and $13,366,749 for the three and six months ended June 30, 2000, respectively, compared to $86,000 for each of the corresponding periods in 1999. The increase in stock-based compensation is due to the fact that we began building our management team in June 1999. Stock-based compensation is a non-cash expense resulting from the amortization of deferred compensation and the issuance of stock for services. The following table shows the components of deferred compensation and related amortization to stock-based compensation for the three months ended June 30, 2000:

                                                                               Consultants and
                                                             Employees          Advisory Board           Total
                                                          -----------------    -----------------    -----------------
   Balance beginning of period                            $      17,814,920    $      34,724,662    $      52,539,582
     Additions to deferred compensation                           6,830,000               42,080            6,872,080
     Cancellations and fair value adjustments                    (3,367,619)         (28,730,920)         (32,098,539)
     Amortization to stock-based compensation                    (2,639,297)          (4,833,265)          (7,472,562)
                                                          -----------------    -----------------    -----------------
   Balance at June 30, 2000                               $      18,638,004    $       1,202,557    $      19,840,561
                                                          =================    =================    =================

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the six months ended June 30, 2000:

                                                                                Consultants and
                                                             Employees          Advisory Board           Total
                                                          -----------------    -----------------    -----------------
   Balance at beginning of year                           $      7,137,600     $      20,180,172    $      27,317,772
     Additions to deferred compensation                         20,037,675             4,151,735           24,189,410
     Cancellations and fair value adjustments                   (3,367,619)          (15,641,628)         (19,009,247)
     Amortization to stock-based compensation                   (5,169,652)           (7,487,722)         (12,657,374)
                                                          -----------------    -----------------    -----------------
   Balance at June 30, 2000                               $      18,638,004    $       1,202,557    $      19,840,561
                                                          =================    =================    =================

During the six months ended June 30, 2000, we also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of our common stock. We valued these services based on our closing stock market price of $28.375 on the date of issuance.

Of the total unamortized deferred compensation relating to employees of $18,638,004, we expect to amortize into stock-based compensation $3,143,284, $6,286,569, $4,973,519, $3,483,619 and $751,013 during the remainder of 2000,
2001, 2002, 2003 and 2004, respectively. These amounts correspond to the vesting schedule of the underlying stock-based award. The amount of deferred compensation recorded and related amortization to stock-based compensation will increase with any future compensatory grants and decrease with any cancellations.

As discussed above in "Effects of Various Accounting Methods on our Results of Continuing Operations," stock-based awards to consultants and advisory board members for future professional services are considered variable, meaning the amount of the unamortized deferred compensation is periodically adjusted to the fair market value of the unvested awards. The fair market value adjustments are determined using a Black-Scholes option pricing model and generally increase or decrease with corresponding increases and decreases in the market price of our common stock. Due to this market variability, we cannot accurately predict the future amortization to stock-based compensation associated with these awards.

General and Administrative Expenses. Our general and administrative expenses have increased to $2,313,725 and $4,417,203 for the three and six months ended June 30, 2000, respectively, compared to $902,555 and $946,996 for the corresponding respective periods in 1999. This increase is due to the execution of our operating plan and the expansion of our operations which began in mid-1999 and continues through June 2000. We expect our general and administrative expenses to stabilize now that we have solidified our corporate infrastructure and met our immediate hiring needs. The following is a schedule of the significant components that comprise general and administrative expense:

                                              Three Months Ended        Six Months Ended
                                          ------------------------  -----------------------
                                             June 30,     June 30,     June 30,    June 30,
                                              2000         1999         2000        1999
                                          ------------  ----------  ------------  ---------
     Professional fees                    $  1,027,959  $  383,299  $  1,784,150  $ 383,299
     Salaries and benefits                     669,841      23,062     1,001,986     23,062
     Depreciation and amortization             340,143          --       663,136         --
     Other general and administrative          275,782     496,194       967,931    540,635
                                          ------------  ----------  ------------  ---------
     Total                                $  2,313,725  $  902,555  $  4,417,203  $ 946,996
                                          ============  ==========  ============  =========

Professional fees consist primarily of legal and accounting fees associated with our SEC filings, annual and interim audit services, and general corporate matters.

The increase in salaries and benefits expense over the prior quarter and prior year periods is due to our active recruitment of executive personnel throughout the first six months of 2000. We had 6 more full-time employees at June 30, 2000 than at March 31, 2000 and 24 more employees at June 30, 2000 than the prior year. Salaries and benefits include employee cash compensation and medical and dental coverage.

Depreciation and amortization consists of depreciation associated with our furniture and equipment and the amortization of goodwill attributable to our acquisition of Strategicus Partners, Inc. in July 1999. Total goodwill for the Strategicus transaction was approximately $3.8 million, which is being amortized on a straight-line basis over three years.

Other general and administrative consists primarily of marketing, travel-related, office, and other operating expenses.

Interest Income. Our interest income totaled $703,989 and $915,946 for the three and six months ended June 30, 2000, respectively, compared to $4,816 for each of the corresponding periods in 1999. Interest income consists of the interest earned on our cash and cash equivalents balances, with the change period over period due to significant increases in our cash balances resulting from our equity financings.

Interest Expense.  Interest expense consists of:

                                                    Three Months Ended      Six Months Ended
                                                  ----------------------  ----------------------
                                                    June 30,   June 30,   June 30,    June 30,
                                                     2000       1999        2000        1999
                                                  ---------  -----------  ---------  -----------
   Interest  expense  based on  stated  interest  $  10,851  $   185,955  $  84,627  $   393,397
   rates
   Non-cash charge: beneficial conversion
        features on convertible promissory notes
        and debentures                                   --      989,241         --    2,165,758
                                                  ---------  -----------  ---------  -----------
   Total                                          $  10,851  $ 1,175,196  $  84,627  $ 2,559,155
                                                  =========  ===========  =========  ===========

The non-cash charge is the result of beneficial conversion features attached to our convertible promissory notes and convertible debentures issued in 1999 that allowed the holders to convert their notes and debentures into shares of our common stock at below market rates. These promissory notes and debentures were repaid in full in 2000 through cash payments or the issuance of stock pursuant to the original conversion terms. We expect to fund our future operations through the use of equity financings and do not anticipate that we will incur these interest expense charges in the future.

Other loss.  Other loss consists of:

                                              Three and six months ended
                                                      June 30,
                                             ----------------------------
                                                2000             1999
                                             ----------       -----------

    Gain on sale of College411 holdings      $ (195,088)      $        --
    Affiliate Company impairment charge       1,152,189                --
                                             ----------       -----------

                                             $  957,101       $        --
                                             ==========       ===========

In May 2000, College411 was merged into a wholly owned subsidiary of Student Advantage, Inc. whereby the College411 stockholders received .0144 shares of Student Advantage common stock for every share of College411 common stock which they owned on the date of the merger. As a result of this merger, Net Value received 55,621 shares of Student Advantage's common stock. The fair market value of Student Advantage's common stock received, based on publicly quoted market prices, was $245,077, which exceeded the carrying value of our investment in College411 by $195,088. Accordingly, we recorded a $195,088 gain as a result of this transaction.

We recorded an impairment charge of $1,152,189 for the other than temporary decline in carrying value of one of our Affiliate Companies accounted for under the equity method. We acquired our ownership interest in this Affiliate Company in 2000 for $1 million and advanced loans totaling $650,000. From the time of our initial investment and through June 30, 2000, our funding to this company represented all of the outside financing it had available to fund its operations. When we determined that this company was unable to obtain further rounds of financing necessary to sustain operations, we recorded impairment charges to reduce the remaining carrying value of this company to zero.

Equity in losses of affiliate companies. Equity in losses of affiliate companies for the three and six months ended June 30, 2000 amounted to $2,366,905 and $2,665,756, respectively compared to $0 for each of the corresponding periods in 1999. These amounts represent our proportionate share of the losses of our affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. During the three and six months ended June 30, 2000, College411.com, AssetExchange, Inc., AlarmX.com, IndustrialVortex.com, Webmodal, Inc. and SwapIt.com were accounted for under the equity method of accounting. During the three and six months ended June 30, 1999, we did not account for any of our ownership interests in our affiliate companies under the equity method. Our equity in losses will increase as we purchase equity interests in early stage technology companies that typically incur losses in their development stage and for which our equity in the net assets of company exceeds the cost of our investment. Conversely, our equity in losses will decrease when our affiliate companies report earnings and as the excess of our investment over our equity interest in the net assets of the affiliate companies is amortized to zero. We expect to continue to incur equity losses given the early stage development of our affiliate companies.

Net Loss From Continuing Operations

We have had net losses from continuing operations for each period since inception. This amount could fluctuate significantly from period to period, depending on the operating results of our affiliate companies and other non-recurring transactions. For the three and six months ended June 30, 2000, our net loss from continuing operations was $12,417,155 and $20,575,490, respectively compared to $2,158,935 and $3,587,335 for each of the corresponding periods in 1999. We are generally aggregating this amount into our federal and state net loss carry forwards to be available to offset future taxable income, if any.

Discontinued Operations

In December 1999, we completed the sale of substantially all of the assets of Net Value, Inc. to BrightStreet.com (f/k/a Promotions Acquisitions, Inc.), a newly formed corporation formed by the former management team of Net Value, Inc. With the sale of Net Value, Inc. to BrightStreet.com, all operations relating to the discontinued operations effectively ceased.

We are currently in the process of merging with Net Value, Inc., after which we will own all of Net Value, Inc.'s assets and liabilities. In preparation for the merger, we are negotiating with former creditors to settle various outstanding debt instruments and liabilities that remain obligations of Net Value, Inc. Depending on the circumstances for each of these liabilities, we may record a gain or loss upon settlement. During the three and six months ended June 30, 2000, we recorded a loss from extinguishment of Net Value, Inc.'s debt of $554,676 as a result of these ongoing negotiations.

Preferred Stock Dividends

The components of the preferred stock dividends are as follows:

                                                     Three Months Ended                  Six Months Ended
                                                ------------------------------     ------------------------------
                                                  June 30,         June 30,           June 30,         June 30,
                                                    2000             1999               2000             1999
                                                -------------     ------------     --------------    ------------
   Series B preferred stock dividend            $         --      $        --      $     108,464     $        --
   Series C preferred stock dividend                 959,939               --          1,295,834              --
   Non-cash charge: beneficial conversion
        Feature on Series C Share                         --               --         42,608,327              --
                                                ------------      -----------      -------------     -----------
   Total                                        $    959,939      $        --      $  44,012,625     $        --
                                                ============      ===========      =============     ===========

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

In June 2000, we received repayment in full, plus accrued interest, of our advances to College411 totaling $75,000 in connection with their merger into a wholly owned subsidiary of Student Advantage, Inc.

During the six months ended June 30, 2000, we used approximately $4.5 million to fund our general corporate expenses, including salaries and wages, professional and consulting fees and interest expense. In addition, we repaid in full all of our outstanding convertible debentures and convertible promissory notes through payments of $72,431 and the issuance of 2,338,633 shares of our common stock and warrants to purchase 273,390 shares of our common stock.

During the six months ended June 30, 2000, we made the following investments and advances to affiliate companies:

     o On January 31, 2000, we acquired a 31% voting interest in IndustrialVortex.com, Inc. for $1 million.

     o On March 14, 2000, we acquired a 69% voting interest in AlarmX.com, Inc. for $1 million.

     o On May 9, 2000, we invested $4 million cash and issued 113,174 shares of our common stock to Webmodal, thus increasing our voting interest from 10% to 39%. The common stock we issued had an approximate value of $877,000 on the date of investment.

     o We advanced in total $2,725,000 to SwapIt.com, Inc. We may request payment on these advances at any time or we may elect to convert a portion of these advances into capital stock of SwapIt.com, Inc. on the same terms and conditions as any subsequent offering of securities made by SwapIt.com, Inc. that generates proceeds of at least $3 million.

     o  We advanced approximately $1.1 million to our other affiliate companies.

As of June 30, 2000, we had on hand existing cash and cash equivalents of approximately $38.7 million. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and investment requirements through June 30, 2001. However, our future liquidity needs are dependant primarily on the number of future acquisitions of equity interests in new affiliate companies and the extent to which we participate in subsequent rounds of financings of our existing affiliate companies. We may be required to curtail or reduce the scope of our investment activities to satisfy our liquidity needs beginning June 30, 2001. Thereafter, we will be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders. We are not certain that these funds will be available on terms that are satisfactory to us, or at all. If we are unable to obtain these funds, then we will be required to reduce our acquisitions of equity interests in affiliate companies and reduce our operating activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in short term fixed income investments with remaining maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         As disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999, we are involved in litigation with Douglas Spink, our former chief technology officer, relating to the termination of his employment agreement with the Company. This litigation remains ongoing with each party pursuing claims thereunder in the ordinary course.

         In addition, during June 2000, Mr. Spink filed actions in the Court of Chancery of the State of Delaware in and for New Castle County seeking to compel the Company to call an annual meeting of its stockholders and to inspect its stockholder list. Mr. Spink asserted other claims in these proceedings which were stayed by the court or withdrawn by Mr. Spink. With the consent of Mr. Spink, the Court entered an order permitting the Company to conduct its annual meeting on September 25, 2000 pending SEC approval of the Company's proxy materials. Mr. Spink voluntarily dismissed his remaining claim in the Chancery Court proceeding.

         In another matter related to this dispute, on or about June 5, 2000, Greg Biggs filed a complaint in the Circuit Court in the State of Oregon for the County of Multnomah against Mr. Spink and Strategicus Partners. The Company was also named as a defendant in this action. In his complaint, Mr. Biggs alleges that prior to the Company's merger with Strategicus Partners, he entered into an agreement with Mr. Spink to acquire 40% of the issued capital stock of Strategicus Partners, which he currently values at $4,000,000. Mr. Biggs also contends that he was "squeezed out" of the management of Strategicus Partners by Mr. Spink and was, therefore, denied the opportunity to participate in the Company's merger with Strategicus Partners in July 1999. Apart from a claim for shares of the Company's capital stock equal to Mr. Biggs' ownership interest in Strategicus Partners, Mr. Biggs does not recite any facts relating to claims against the Company. The Company has filed an answer essentially denying Mr. Bigg's claims. The Company also asserted a claim against Mr. Spink for indemnification relating to the Biggs lawsuit in the Delaware federal court proceeding initiated by the Company against Mr. Spink.

         Finally, on or about July 27, Steve Rosendahl, Jim Steuer and Pinnacle Technology L.L.C., filed a complaint against Mr. Spink, the Company, Merus and Aspen Value, LLC, in the Circuit Court in the State of Oregon for Multnomah County. The plaintiffs in this case allegedly purchased shares of Common Stock from Mr. Spink in January 2000. The plaintiffs apparently seek a declaratory judgment against the Company regarding their ownership of 140,000 shares of Mr. Spink's stock in the Company. This complaint was recently served. The Company intends to fully investigate and defend this action. The Company has also asserted a claim for indemnification against Mr. Spink in its Delaware proceeding.

         With the exception of the Spink litigation discussed above, there have been no material developments to any of the matters that require reporting under this Item other than as reported in Part I, Item 3 -- "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibit is included herein:

         27.1     Financial Data Schedule.

(b) The Company filed the following Current Report on Form 8-K during the three month period ended June 30, 2000:

            (i)   Current Report on Form 8-K, dated May 23, 2000.

                  The Company filed the foregoing Current Report on Form 8-K reporting, under Item 2, the acquisition of 563,000 shares of Series A Preferred Stock and a warrant to purchase 170,000 shares of common stock in Webmodal, Inc, a Delaware Corporation, in exchange for $4 million cash and 113,174 shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NET VALUE HOLDINGS, INC.

Date:    August 11, 2000                 /s/   Andrew P. Panzo
                                         ---------------------
                                         Andrew P. Panzo
                                         Chief Executive Officer and Chairman
                                         of the Board of Directors

Date:    August 11, 2000                 /s/   Jay Elwell
                                         ----------------
                                         Jay Elwell
                                         Treasurer and
                                         Principal Accounting Officer