Form 10-Q
period 2000-09-30
STONEPATH GROUP INC
filed 2000-11-14
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ____________________.



                         Commission file number 0-29413


                              STONEPATH GROUP, INC.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                               Delaware 65-0867684
-----------------------------------------------------------------------------
  (State or Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                               1085 Mission Street
                             San Francisco, CA 94103
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (415) 335-4700
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 18,589,028 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at October 31, 2000. In addition, there were 312,200 shares of treasury stock as of such date.

                              STONEPATH GROUP, INC.


                                      INDEX


                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements - Unaudited
                  Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999 ...............................................1

                  Consolidated Statements of Operations
                  Three and nine months ended September 30, 2000 and 1999 .............2

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999 .......................3

                  Notes to Consolidated Financial Statements ..........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........22


Part II. Other Information

         Item 1.  Legal Proceedings ..................................................22

         Item 2.  Changes in Securities and Use of Proceeds ..........................23

         Item 3.  Defaults Upon Senior Securities ....................................23

         Item 4.  Submission of Matters to a Vote of Security Holders ................23

         Item 5.  Other Information ..................................................24

         Item 6.  Exhibits and Reports on Form 8-K ...................................24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                      As of September 30      As of December 31
                                                                                      ------------------      -----------------
                                              Assets                                         2000                   1999
                                                                                         -------------          -------------
Current assets:
     Cash and cash equivalents                                                           $  32,710,951          $   3,127,232
     Available for sale securities                                                             410,205                     --
     Interest receivable                                                                         2,369                 28,176
     Loans receivable                                                                          554,162                218,808
     Capitalized financing fees, net                                                                --                142,958
     Prepaid expenses                                                                          111,375                 41,911
                                                                                         -------------          -------------

                           Total current assets                                             33,789,062              3,559,085

Ownership interests in and advances to Affiliate Companies                                  16,591,466              7,065,557
Goodwill, net of accumulated amortization of $1,511,990 and $578,906 in 2000 and 1999        2,294,214              3,227,298
Furniture and equipment, net                                                                   278,121                 70,082
Other assets                                                                                   133,522                 67,346
                                                                                         -------------          -------------

                                                                                         $  53,086,385          $  13,989,368
                                                                                         =============          =============
                               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                               $     669,727          $     802,202
     Notes and loans payable                                                                        --                 12,000
     Convertible promissory notes                                                                   --              1,921,929
     Convertible debentures                                                                         --              3,250,500
     Long-term debt due within one year                                                             --                 11,732
     Net liabilities of discontinued operations                                              1,171,557              1,773,591
                                                                                         -------------          -------------

                           Total current liabilities                                         1,841,284              7,771,954
                                                                                         -------------          -------------
Noncurrent liabilities:
     Long-term debt, less amounts due within one year                                               --                 67,302
                                                                                         -------------          -------------

                           Total noncurrent liabilities                                             --                 67,302
                                                                                         -------------          -------------
Convertible preferred stock, Series B,
     $.001 par value (0 and 4,824 shares authorized, issued and outstanding at
     2000 and 1999), net of costs of issuance. Liquidation
     preference: $0 and $4,824,000 at 2000 and 1999                                                 --              4,448,872
                                                                                         -------------          -------------

                                                                                                    --              4,448,872
                                                                                         -------------          -------------
Stockholders' equity:
     Convertible preferred stock, Series C,
       $.001 par value (4,096,151 shares authorized, issued and outstanding at 2000)
       Liquidation preference: $49,153,812 at 2000                                               4,096                     --
     Common stock, Net Value, Inc. $.001 par value (49,000,000 shares authorized at
       2000 and 1999; 1,092,588 and 1,037,338 issued and outstanding at
       2000 and 1999, respectively)                                                              1,093                  1,038
     Common stock, $.001 par value (100,000,000 and 50,000,000 shares authorized at 2000 and 1999, respectively; 18,479,251 issued and 18,205,351 outstanding at 2000;
       15,522,807 issued and outstanding at 1999)                                               18,479                 15,523
     Additional paid-in capital                                                            217,187,380            103,946,136
     Accumulated deficit                                                                  (147,793,293)           (74,919,285)
     Deferred compensation                                                                 (17,228,700)           (27,342,172)
     Unrealized gain on available-for-sale securities                                          165,128                     --
     Treasury stock, at cost (273,900 shares at 2000)                                       (1,109,082)                    --
                                                                                         -------------          -------------

                           Total stockholders' equity                                       51,245,101              1,701,240
                                                                                         -------------          -------------

                                                                                         $  53,086,385          $  13,989,368
                                                                                         =============          =============

See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three months ended September 30       Nine months ended September 30
                                                             -------------------------------       ------------------------------
                                                                   2000            1999                 2000            1999
                                                               ------------    ------------         ------------    ------------
Revenue                                                        $         --    $         --         $         --    $         --

Operating expenses:
     Stock-based compensation                                     1,852,424       2,695,740           15,219,173       2,781,740
     General and administrative                                   2,232,038         733,557            6,649,241       1,680,553
                                                               ------------    ------------         ------------    ------------

        Total operating expenses                                  4,084,462       3,429,297           21,868,414       4,462,293

Interest income                                                    (653,148)        (14,874)          (1,569,094)        (19,690)
Interest expense                                                         --      10,330,995               84,627      12,890,150
Other losses                                                      1,235,447              --            2,192,548              --
                                                               ------------    ------------         ------------    ------------

        Loss before equity in losses of Affiliate Companies       4,666,761      13,745,418           22,576,495      17,332,753

Equity in losses of Affiliate Companies                           1,880,520          21,138            4,546,276          21,138
                                                               ------------    ------------         ------------    ------------

        Net loss from continuing operations                       6,547,281      13,766,556           27,122,771      17,353,891
                                                               ------------    ------------         ------------    ------------

Discontinued operations:
     Loss from discontinued operations                              157,031       2,576,534              157,031       5,582,166
     Loss on extinguishment of debt                                      --              --              554,676              --
                                                               ------------    ------------         ------------    ------------

Net loss                                                          6,704,312      16,343,090           27,834,478      22,936,057
                                                               ------------    ------------         ------------    ------------

Preferred stock dividends - continuing operations                 1,026,905       6,605,261           45,039,530       6,605,261
                                                               ------------    ------------         ------------    ------------

Net loss to common stockholders                                $  7,731,217    $ 22,948,351         $ 72,874,008    $ 29,541,318
                                                               ============    ============         ============    ============

Basic and diluted net (loss) per common share -
     continuing operations                                     $      (0.42)   $      (1.88)        $      (4.23)   $      (2.77)
                                                               ============    ============         ============    ============
Basic and diluted net (loss) per common share -
     discontinued operations                                   $      (0.01)   $      (0.24)        $      (0.04)   $      (0.65)
                                                               ============    ============         ============    ============


Basic and diluted weighted average common shares outstanding:    17,984,444      10,835,609           17,060,208       8,647,063
                                                               ============    ============         ============    ============

See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Nine months ended September 30
                                                                                           --------------------------------
                                                                                               2000               1999
                                                                                           ------------        ------------
Cash flows from operating activities:
     Net loss                                                                              $(27,834,478)       $(22,936,057)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                           962,307          12,098,336
        Stock-based compensation - continuing operations                                     15,219,173           2,781,740
        Stock-based compensation - discontinued operations                                         --             1,445,276
        Interest paid with stock                                                                216,511             395,348
        Other losses                                                                          2,155,048                --
        Equity in losses of Affiliate Companies                                               4,546,276              21,138
        Loss from discontinued operations                                                       711,707                --
     Changes in assets and liabilities:
        Interest receivable                                                                      25,807             (15,562)
        Prepaid expenses                                                                        (69,464)           (127,956)
        Other assets                                                                            (66,176)            (72,197)
        Accounts payable and accrued expenses                                                  (132,475)            641,100
        Discontinued operations                                                                (187,902)            801,159
                                                                                           ------------        ------------

                 Net cash used in operating activities                                       (4,453,666)         (4,967,675)

Cash flows from investing activities:
     Collections on loans                                                                          --               467,000
     Collections on advances to Affiliate Companies                                              75,000                --
     Acquisition of ownership interests in Affiliate Companies                              (12,750,000)         (1,325,000)
     Advances to Affiliate Companies                                                           (735,000)               --
     Loans made                                                                                (350,000)           (524,000)
     Purchases of furniture and equipment                                                      (234,616)            (43,011)
                                                                                           ------------        ------------

                 Net cash used in investing activities                                      (13,994,616)         (1,425,011)

Cash flows from financing activities:
     Proceeds from notes payable                                                                   --                12,000
     Repayments of notes payable                                                                (28,281)           (240,000)
     Long-term debt borrowings                                                                     --             6,455,000
     Long-term debt payments                                                                    (79,034)             (5,240)
     Issuance of warrants                                                                     1,099,602                --
     Issuance of preferred stock                                                             48,274,760           1,732,000
     Purchase of treasury stock                                                              (1,126,582)               --
     Payment of preferred stock dividend, Series B                                             (108,464)             (9,133)
     Payment of financing fees                                                                     --              (501,477)
                                                                                           ------------        ------------

                 Net cash provided by financing activities                                   48,032,001           7,443,150

                 Net increase in cash and cash equivalents                                   29,583,719           1,050,464

Cash and cash equivalents at beginning of year                                                3,127,232               1,466
                                                                                           ------------        ------------

Cash and cash equivalents at end of period                                                 $ 32,710,951        $  1,051,930
                                                                                           ============        ============

Cash paid for interest                                                                     $     29,153        $     43,866
                                                                                           ============        ============
Cash paid for income taxes                                                                 $      2,586        $         --
                                                                                           ============        ============

See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


(1)    Nature of Operations and Basis of Presentation

       Stonepath Group, Inc. ("Stonepath" or the "Company"), formerly known as Net Value Holdings, Inc., is actively engaged in identifying, financing, and providing business development services for a network of early-stage technology businesses that possess significant growth potential. Stonepath's operating strategy is to acquire a significant equity interest in development stage technology companies, which Stonepath calls its "Affiliate Companies," and to provide financial, management, and technical support to accelerate the achievement of the Affiliate Companies' business goals and objectives. To date, Stonepath has focused on technology businesses with significant Internet features and applications. As of September 30, 2000, Stonepath owned interests in ten Affiliate Companies. Stonepath is based in San Francisco with offices in New York, Boston and Philadelphia.

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Stonepath's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on May 11, 2000. Interim operating results are not necessarily indicative of the results for a full year. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

       The accompanying unaudited consolidated financial statements of Stonepath reflect the results of the in-process merger with Net Value, Inc. ("NV Inc."). At September 30, 2000, Stonepath owned approximately 65% of the outstanding common stock of NV Inc. Because it is unlikely that the minority shareholders will make additional capital contributions to erase accumulated NV Inc. losses, no amount has been ascribed to the approximate 35% minority interest. On November 8, 2000, Stonepath completed the merger whereby NV Inc. shareholders were offered .4 Stonepath common shares for every one NV Inc. share tendered. Additionally, Stonepath issued common stock purchase warrants and stock options to the holders of NV, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio. Because the consolidated financial statements of Stonepath already include those of NV Inc., the only effect of completing this merger will be the reallocation of approximately $1,100 from NV Inc.'s capital accounts to Stonepath's capital accounts, which will not change stockholder's equity in the aggregate.

(2)    Available-For-Sale Securities

       Available-for-sale securities are reported at fair value, based on quoted market prices, with the unrealized gain or loss reported as a component of other comprehensive income in stockholders' equity. At September 30, 2000, available-for-sale securities consist of the following equity security:

                                                   Unrealized       Unrealized
                                     Cost             Loss             Gain          Fair Value
                                     ----          ----------       ----------       ----------
Student Advantage, Inc.           $ 245,077          $   --          $165,128         $410,205
                                  ---------          -------         --------         --------
                                  $ 245,077          $   --          $165,128         $410,205
                                  =========          =======         ========         ========

                                       -4-

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000

(3)    Ownership Interests in and Advances to Affiliate Companies

       The following summarizes Stonepath's ownership interests in and advances to Affiliate Companies accounted for under the equity method and cost method of accounting at September 30, 2000. One Affiliate Company, metacat.com, is consolidated and therefore is not included in the table below. All of the Affiliate Companies are privately held companies.

                                                      Excess of carrying
                                                       value over equity          Percentage of
                                    Carrying value       in net assets              ownership
                                    --------------    ------------------          -------------
        Equity method:

        AlarmX.com                   $   480,726          $   279,234                 69%(1)
        AssetExchange                    246,401              214,962                 20%
        FlowerGarage.com               1,228,980              735,685                 43%
        Stonepath Europe                 100,000               57,100                 43%
        Swapit.com                     4,343,867            4,343,867                 55%(1)
        Webmodal                       4,447,086            3,377,894                 41%
                                     -----------          -----------
                                     $10,847,060          $ 9,008,742
                                     ===========          ===========

        Cost method:
        BrightStreet.com             $ 3,994,406                                       14%(2)
        E-Quill                          450,000                                        8%
        YesAsia                        1,300,000                                        9%
                                     -----------
                                       5,744,406
                                     -----------
                                     $16,591,466
                                     ===========

        (1) AlarmX and SwapIt are not consolidated because Stonepath anticipates that its majority ownership is temporary and will be reduced below 50% within 12 months of obtaining its majority ownership.

        (2) Stonepath owns this interest indirectly through Net Value, Inc., a 65% owned subsidiary at September 30, 2000.

       The following summarized financial information for Affiliate Companies accounted for under the equity method of accounting at August 31, 2000, has been compiled from the unaudited financial statements of the respective companies:

             Balance sheets:                                August 31, 2000
             ---------------                                ---------------
                Current assets                              $    5,280,855
                Noncurrent assets                                3,693,475
                                                            --------------
                     Total assets                           $    8,974,330
                                                            ==============

                Current liabilities                         $    2,171,902
                Noncurrent liabilities                           1,302,153
                Stockholders' equity                             5,500,275
                                                            --------------
                     Total liabilities and
                       stockholders' equity                 $    8,974,330
                                                            ==============

                                                          Eight months ended
                  Results of operations:                    August 31, 2000
                  ----------------------                  ------------------
                     Revenues                               $      769,218
                     Net loss                               $   (8,972,954)

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000

(4)    Acquisitions

       On May 9, 2000, Stonepath acquired an additional equity interest in Webmodal for total consideration of $4,877,099 consisting of $4,000,000 cash and 113,174 shares of Stonepath common stock valued at $877,099. This acquisition increased Stonepath's approximate voting ownership from 10% to 39% and necessitated a change from the cost method to the equity method of accounting for the investment in Webmodal.

       The following unaudited pro forma financial information presents the combined results of operations for the nine month periods ended September 30, 2000 and 1999 as if Stonepath had owned its 39% ownership interest since the beginning of each period, and includes the effect of Stonepath's proportionate share of Webmodal's net losses and amortization of the excess investment cost over the equity in Webmodal's net assets.

                                                      Nine months ended September 30
                                                   -----------------------------------
                                                       2000                  1999
                                                   ------------         --------------
            Revenue                                $         --         $           --
            Pro forma net loss to common
              shareholders                           73,436,008             30,080,287
                                                   ============         ==============
            Pro forma net loss per common share    $       4.29         $         3.45
                                                   ============         ==============

       On August 23, 2000, Stonepath acquired an additional equity interest in SwapIt for total consideration of $4,233,145, which was funded from the Company's existing cash and by cancellation of outstanding promissory notes from SwapIt to the Company in the principal amount of $3,800,000, plus accrued interest thereon of $133,945. This acquisition increased Stonepath's approximate voting ownership from 30% to 52%.

       The following unaudited pro forma financial information presents the combined results of operations for the nine month period ended September 30, 2000 as if Stonepath had owned its 52% ownership interest since the beginning of the period, and includes the effect of Stonepath's proportionate share of SwapIt's net losses and amortization of the excess investment cost over the equity in SwapIt's net assets. Pro forma results for the corresponding period in 1999 are not presented because SwapIt commenced operations on October 28, 1999.

                                                          Nine months ended
                                                          September 30, 2000
                                                          ------------------
            Revenue                                          $          --
            Pro forma net loss to common shareholders           75,335,683
                                                             =============
            Pro forma net loss per common share              $        4.42
                                                             =============

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000

(5)    Borrowing Arrangements

       Borrowing arrangements consist of the following:

                                                               September 30,              December 31,
                                                                   2000                       1999
                                                               -------------              ------------
8% Convertible debentures                                        $     --                 $3,250,500
12% Convertible promissory notes                                       --                  1,021,929
Convertible promissory note, bearing interest at 10%                   --                    900,000
Installment loan payable, bearing interest at 7.76%                    --                     79,034
Other                                                                  --                     12,000
                                                                 ----------               ----------

                                                                       --                  5,263,463

Less amount due within one year                                        --                  5,196,161
                                                                 ----------               ----------

             Noncurrent portion                                  $     --                 $   67,302
                                                                 ==========               ==========


       (a)   8% Convertible Debentures

             Stonepath repaid in full the 8% Convertible Debentures plus accrued interest through the payment of $15,869 and the issuance of 1,391,853 shares of common stock pursuant to the original conversion terms of the debentures.

       (b)   12% Convertible Promissory Notes

             Stonepath repaid in full the 12% Convertible Promissory Notes plus accrued interest through the payment of $28,281 and the issuance of 563,094 shares of common stock, pursuant to the original terms of the notes. The terms of the conversion obligated Stonepath to issue warrants to purchase one-half of one share of Stonepath common stock for each share issued upon conversion. Accordingly, Stonepath issued 281,547 warrants to purchase common stock in connection with the conversions. These warrants are exercisable over a three-year period from the date of issuance at a $6 per share exercise price.

       (c)   10% Convertible Promissory Note

             Stonepath repaid in full the 10% Convertible Promissory Notes plus accrued interest through the issuance of 400,000 shares of common stock pursuant to the original conversion terms of the note.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000

(6)    Preferred Stock

       Preferred Stock issued and outstanding is as follows:

                                     September 30, 2000                        December 31, 1999
                             --------------------------------          --------------------------------
                                Shares                                   Shares
                             outstanding          Proceeds (1)         outstanding          Proceeds (2)
                             -----------          -----------          -----------          -----------
       Series B                     --            $      --                  4,824          $ 4,448,872
       Series C                4,096,151           40,883,087                 --                   --
                             -----------          -----------          -----------          -----------

                               4,096,151          $40,883,087                4,824          $ 4,448,872
                             ===========          ===========          ===========          ===========

       (1) Amount is net of issuance costs and proceeds allocated to the Series C Warrants described below.
       (2) Amount is net of issuance costs.

       Series B Preferred Stock

       In February 2000, the holders of Stonepath's Redeemable Convertible Series B Preferred Stock (Series B Shares) converted their Series B Shares into 1,180,180 shares of common stock pursuant to the original terms of the issuance. The Series B Shares had a liquidation preference of $1,000 per share, bore a noncumulative dividend rate of 5%, and were redeemable at $1,250 per share in the event Stonepath failed to achieve certain performance objectives.

       In connection with the Series B issuance in 1999, Stonepath issued warrants to purchase 295,040 shares of common stock (Series B Warrants). These warrants were exercisable until August 2000 at prices equivalent to a range between 110% to 140% of the conversion price of the Series B Shares. Through September 30, 2000, the warrant holders exercised 210,944 Series B Warrants with cash proceeds to Stonepath of $1,077,792.

       Series C Preferred Stock

       In March 2000, the Company sold 4,166,667 shares of its Convertible Series C Preferred Stock (Series C Shares) at $12 per share for net proceeds of $48,274,760 after payment of issuing costs consisting of $1,305,240 and 35,000 Series C Shares valued at $420,000. The Series C Shares are convertible into one share of the Company's common stock at any time at the election of the shareholder, bear a cumulative dividend of 8% per annum payable in kind on a quarterly basis and have a liquidation preference of $12 per share. Through September 30, 2000, the shareholders elected to convert 281,446 Series C Shares into shares of the Company's common stock.

       In connection with the issuance of the Series C Shares, Stonepath issued warrants to purchase 416,667 shares of common stock (Series C Warrants). The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock. Stonepath allocated $7,391,673 of the net proceeds received to the cost of the Series C Warrants as determined using a Black-Scholes option-pricing model.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000


(6)    Preferred Stock (continued)

       Preferred Stock Dividends

       The components of preferred stock dividends are as follows:

                                                      Three months ended                       Nine months ended
                                                          September 30                            September 30
                                                 -----------------------------             --------------------------
                                                     2000             1999                     2000           1999
                                                 -----------      ------------             -----------     ----------

       Series B Preferred Stock dividend         $                $       --               $   108,464     $     --
       Series C Preferred Stock dividend           1,026,905              --                 2,322,739           --
       Non-cash charge: beneficial
         conversion feature on Series A
         Shares                                         --           5,955,261                    --        5,955,261
       Non-cash charge: beneficial
         conversion feature on Series B
         Shares                                         --             650,000                    --          650,000
       Non-cash charge: beneficial
         conversion feature on Series C
         Shares                                         --                --                42,608,327           --
                                                 -----------      ------------             -----------     ----------

                                                 $ 1,026,905      $  6,605,261             $45,039,530     $6,605,261
                                                 ===========      ============             ===========     ==========


       The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of Stonepath's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation of the Company.

       At the time of issuance of the Series C Shares, the then fair market value of Stonepath's common stock was higher than the Series C Shares sales price of $12 per share. As the Series C shares are convertible into shares of Stonepath's common stock, this differential in price constitutes a beneficial conversion feature as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, Stonepath recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible.

       During the nine months ended September 30, 1999, Stonepath recorded the effect of the beneficial conversion features of $5,955,261, representing the excess of the fair value of the common stock issued over the fair value of the Series A Shares redeemed and $650,000, representing the fair value of the Series B Warrants issued.

(7)    Deferred Compensation

       The components of deferred compensation from continuing operations are as follows:

                                                                                              Consultants and
                                                                          Employees            Advisory Board             Total
                                                                         ------------          --------------          ------------
Balance at beginning of year                                             $  7,137,600           $ 20,180,172           $ 27,317,772
  Additions to deferred compensation                                       20,037,675              4,195,356             24,233,031
  Cancellations and fair value adjustments                                 (3,367,619)           (16,444,686)           (19,812,305)
  Amortization to stock-based compensation                                 (6,944,206)            (7,565,592)           (14,509,798)
                                                                         ------------           ------------           ------------
Balance at September 30, 2000                                            $ 16,863,450           $    365,250           $ 17,228,700
                                                                         ============           ============           ============


(8)    Other Loss

       Other loss consists of the following:

                                                           Three months ended                  Nine months ended
                                                              September 30                        September 30
                                                      -----------------------------      ------------------------------
                                                         2000              1999             2000             1999
                                                      ----------       ------------      ---------      ---------------
       Gain on sale of College411 holdings            $       --       $         --     $ (195,088)     $            --
       Affiliate Company impairment charge                    --                 --      1,152,189                   --
       Litigation settlement                           1,235,447                 --      1,235,447                   --
                                                      ----------       ------------     ----------      ---------------

                                                      $1,235,447       $         --     $2,192,548      $            --
                                                      ==========       ============     ==========      ===============


       In May 2000, College411 was merged into a wholly owned subsidiary of Student Advantage, Inc. whereby the College411 stockholders received .0144 shares of Student Advantage common stock for every share of College411 common stock which they owned on the date of the merger. As a result of this merger, Stonepath received 55,621 shares of Student Advantage's common stock. The fair market value of Student Advantage's common stock received, based on publicly quoted market prices, was $245,077, which exceeded the carrying value of our investment in College411 by $195,088. Accordingly, we recorded a $195,088 gain as a result of this transaction.

       In June 2000 the Company recorded an impairment charge of $1,152,189 for the other than temporary decline in the carrying value of one of its Affiliate Companies accounted for under the equity method. The Company acquired its ownership interest in the Affiliate Company in 2000 for $1,000,000 and advanced loans of $650,000. From the date of the Company's initial acquisition of ownership interest through June 30, 2000, the Company's funding to this Affiliate Company represented all the outside capital the company had available to fund its operations. Once it was determined that this company was unable to obtain further rounds of financing necessary to sustain operations, Stonepath recorded an impairment charge to reduce the remaining carrying value of this company to zero.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000

(8)    Other Loss (continued)

       In August 2000, the Company entered into a settlement agreement for its legal claims with Douglas Spink, the former Chief Technology Officer and director. The litigation centered on the number of shares of common stock which Mr. Spink was entitled to following his termination from the Company. Under the terms of the agreement, Mr. Spink agreed to allow the Company to reacquire for cancellation 1,212,876 shares of the 2,047,876 common shares originally issued to him. The settlement agreement allowed Mr. Spink to retain ownership of 835,000 common shares, consisting of 504,532 previously vested shares and an additional 330,468 shares vested as part of the settlement. The vesting of these additional 330,468 shares resulted in a charge to Other Loss of $1,197,947 equal to the fair value of such shares on the date of settlement. Additionally, the Company paid $37,500 in severance to Mr. Spink as required by the settlement agreement.

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

                                                Three months ended                   Nine months ended
                                                   September 30                         September 30
                                         -------------------------------    -------------------------------------
                                              2000              1999            2000                    1999
                                         -------------      ------------    -------------           -------------
         Net loss                        $  (6,704,312)     $(16,343,090)   $ (27,834,478)          $ (22,936,057)
         Other comprehensive income:
            Unrealized gain                      3,447                --          165,128                      --
                                         -------------      ------------    -------------           -------------
         Comprehensive income (loss)     $  (6,700,865)     $(16,343,090)   $ (27,699,350)          $ (22,936,057)
                                         =============      ============    =============           =============

(10)   Net Loss per Share

       Basic net loss per common share and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, convertible debt, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 12,052,327, and 11,742,750 at September 30, 2000 and 1999, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 2000

(11)     Commitments and Contingencies

       In August 1999, coolsavings.com filed an action against NV Inc. alleging that NV Inc. through its Internet website and products had committed various acts of patent infringement. NV Inc. filed its answer to the patent infringement action in November 1999 seeking a declaratory judgment of invalidity and non-infringement of the patent. Brightstreet.com has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims, as part of their purchase of substantially all of the assets of NV Inc. Stonepath believes that the resolution of this action will not have a material adverse effect on its or Brightstreet.com's financial position.

       On August 22, 2000, Austost Anstall Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's Series A convertible notes filed suit against Stonepath in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the obligation in the agreement pursuant to which the plaintiffs purchased the Series A notes that Stonepath would "use reasonable commercial efforts to register" the stock underlying the notes "at some future date," that Stonepath failed to register their stock in its next filed registration statement. The plaintiffs assert claims for breaches of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. Based upon Stonepath's preliminary review of the facts and without conducting discovery, it does not believe that it was required to register the plaintiffs' stock in the manner they have asserted, nor does Stonepath believe that the complaint presents a significant claim against the Company. Stonepath has not yet responded to the complaint, but intends to defend it vigorously.

       On October 12, 2000, Emergent Capital Investment Management, LLC filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the amount of the Company's Series C offering in which they participated. The plaintiff contends that the Company represented the Series C offering would place $20 million worth of the Company's securities and were not told that the Series C offering would instead place $50 million until after the plaintiff had completed its investment. The plaintiff seeks a return of its $2 million purchase price of Series C stock and damages in the amount of $1.7 million. Although no formal fact finding has occurred, Stonepath believes that it has strong defenses to this action and that discovery will demonstrate that, in fact, no such representations were made, and that the case is without merit. Accordingly, at the present time, Stonepath believes that this action will not have a material adverse effect on its financial position.

       The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

              CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 7A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," " believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on June 30, 2000 by the SEC (File No. 333-38716), our Registration Statement on Form S-4 declared effective on October 6, 2000 by the SEC (File No. 333-88629) and our Annual Report on Form 10-K filed on May 11, 2000. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We were originally formed as a Florida corporation in 1991 and did not have any operations until our change of domicile into Delaware in October 1998. This occurred in conjunction with our acquisition of a controlling interest in Net Value, Inc., a developer and distributor of online promotional campaigns. We obtained control of Net Value, Inc. during 1998 when we acquired 66% of its outstanding common stock through share exchange transactions with 20 of its largest stockholders in the first stage of a two-step process. Since we owned a majority of Net Value, Inc.'s capital stock, we could assure that the merger would ultimately be completed, and accordingly our 1999 and 2000 financial statements reflect the results of this in-process merger with Net Value, Inc. On November 8, 2000, we completed the merger whereby Net Value, Inc. shareholders were offered .4 Stonepath common shares for every one NV Inc. share tendered, which based on the capitalization of Net Value, Inc. prior to the merger, totaled 1,754,140 Stonepath common shares. Additionally, we issued common stock purchase warrants and stock options to the holders of NV, Inc.'s common stock purchase warrants and vested stock options at the same exchange ratio. Because the consolidated financial statements of Stonepath already include those of Net Value, Inc., the only effect of completing this merger will be the reallocation of approximately $1,100 from Net Value, Inc.'s capital accounts to our capital accounts, which will not change stockholder's equity in the aggregate.

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

On a continuous basis, but no less frequently than at the end of each quarter, we evaluate:

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

Effect of Various Accounting Methods on our Results of Continuing Operations

Accounting for Stock-Based Compensation

Stock-based compensation is a non-cash charge relating to the amortization of deferred compensation and the issuance of stock for services. We record deferred compensation when we make restricted stock awards or compensatory stock option or warrant grants to employees, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference between the exercise price and fair market value of our common stock on the date of grant. In the case of options granted to consultants or advisory board members, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes option pricing model. We record deferred compensation as a reduction to stockholders' equity and an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock-based compensation over the performance period, which typically coincides with the vesting period of the stock-based award of 3 to 4 years.

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

Accounting for Affiliate Company Ownership

The various interests that we acquire in our affiliate companies are accounted for under one of the following three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting ownership in an affiliate company.

     Consolidation. Affiliate companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting.

     Under this method, an affiliate company's financial statements are reflected within our consolidated financial statements. As of September 30, 2000, metacat.com, Inc. is our only consolidated affiliate company. In those instances where we believe that our majority ownership is temporary and will be reduced below 50% within 12 months of obtaining our majority interest, we do not follow the consolidation method; rather we follow the equity method described below.

     Equity Method. Affiliate companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an affiliate company depends on an evaluation of several factors including, among others, representation on the affiliate company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the affiliate company, including voting rights associated with our holdings in common stock and preferred stock in the affiliate company. Under the equity method of accounting, our share of the earnings or losses of the affiliate company is reflected in the caption "Equity in Losses of Affiliate Companies" in the Consolidated Statements of Operations. Additionally, our excess investment cost over equity in each affiliate company's net assets is amortized over three years to "Equity in Losses of Affiliate Companies." As of September 30, 2000 and December 31, 1999 we accounted for the following affiliate companies under this method:

                                                                           Voting Ownership
                                           Affiliate         -----------------------------------------
                                         Company  Since      September 30, 2000      December 31, 1999
                                         --------------      ------------------      -----------------
        AlarmX.com                            2000                  69%(1)                   --
        Asset Exchange, Inc.                  1999                   20%                     20%
        FlowerGarage.com                      2000                   43%                     --
        Stonepath Europe                      2000                   43%                     --
        SwapIt.com                            1999                  55%(1)                   11%
        Webmodal, Inc.                        1999                   41%                     12%

        (1) AlarmX.com and SwapIt.com are not consolidated because we anticipate that our majority ownership is temporary and will be reduced below 50% within 12 months of obtaining our majority ownership.

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

     We have representation on the board of directors of all of the above affiliate companies. Most of our equity method affiliate companies are in an early stage of development and have not generated significant revenues. All of our equity method affiliate companies were formed less than two years ago and are expected to incur substantial losses in 2000.

     Cost Method. Affiliate companies not accounted for under either the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. Our affiliate companies accounted for under the cost method of accounting at September 30, 2000 and December 31, 1999 included:

                                                                           Voting Ownership
                                           Affiliate          -----------------------------------------
                                         Company Since        September 30, 2000      December 31, 1999
                                         -------------        ------------------      -----------------
        Brightstreet.com                      1999                  14%(1)                   14%
        E-Quill                               2000                    8%                     --
        YesAsia                               1999                    9%                     11%

        (1) We own this interest indirectly through Net Value, Inc., our 65% owned subsidiary at September 30, 2000.

     Our cost method affiliate companies are in a very early stage of development and have not generated significant revenues. In addition, our cost method affiliate companies have incurred substantial losses and are expected to continue to incur substantial losses in 2000.

Results of Operations

Three and Nine Months Ended September 30, 2000 compared to the Three and Nine Months Ended September 30, 1999

Continuing Operations

Stock-Based Compensation. Stock-based compensation is a non-cash expense resulting from the amortization of deferred compensation and the issuance of stock for services and totaled $1,852,424 and $15,219,173 for the three and nine months ended September 30, 2000, respectively, compared to $2,695,740 and $2,781,740 for each of the corresponding periods in 1999. The decrease in stock-based compensation for the three months ended September 30, 2000 versus the three months ended September 30, 1999 is due to the May 2000 cancellation of unvested options to consultants resulting in a decrease to deferred compensation and related reduction in amortization to stock-based compensation. Notwithstanding this decrease, stock-based compensation increased for the nine months ended September 30, 2000 versus the corresponding period in 1999 due to the hiring of a significant portion of our management team and use of consultants in the first and second quarter of 2000.

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the three months ended September 30, 2000:

                                                                               Consultants and
                                                           Employees            Advisory Board            Total
                                                         ------------          ---------------         ------------
Balance beginning of period                              $ 18,638,004           $  1,202,557           $ 19,840,561
  Additions to deferred compensation                             --                   43,621                 43,621
  Cancellations and fair value adjustments                       --                 (803,058)              (803,058)
  Amortization to stock-based compensation                 (1,774,554)               (77,870)            (1,852,424)
                                                         ------------           ------------           ------------
Balance at September 30, 2000                            $ 16,863,450           $    365,250           $ 17,228,700
                                                         ============           ============           ============

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the nine months ended September 30, 2000:

                                                                                  Consultants and
                                                              Employees            Advisory Board             Total
                                                             ------------          --------------          ------------
Balance at beginning of year                                 $  7,137,600           $ 20,180,172           $ 27,317,772
  Additions to deferred compensation                           20,037,675              4,195,356             24,233,031
  Cancellations and fair value adjustments                     (3,367,619)           (16,444,686)           (19,812,305)
  Amortization to stock-based compensation                     (6,944,206)            (7,565,592)           (14,509,798)
                                                             ------------           ------------           ------------
Balance at September 30, 2000                                $ 16,863,450           $    365,250           $ 17,228,700
                                                             ============           ============           ============

During the nine months ended September 30, 2000, we also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of our common stock. We valued these services based on our closing stock market price of $28.375 on the date of issuance.

Of the total unamortized deferred compensation relating to employees of $16,863,450, we expect to amortize into stock-based compensation $1,681,994, $6,727,975, $5,414,925, $2,673,774 and $364,782 during the remainder of 2000,
2001, 2002, 2003 and 2004, respectively. These amounts correspond to the vesting schedule of the underlying stock-based award. The amount of deferred compensation recorded and related amortization to stock-based compensation will increase with any future compensatory grants and decrease with any cancellations.

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

General and Administrative Expenses. Our general and administrative expenses have increased to $2,232,038 and $6,649,241 for the three and nine months ended September 30, 2000, respectively, compared to $733,557 and $1,680,553 for the corresponding respective periods in 1999. This increase is due to the execution of our operating plan and the expansion of our operations which began in mid-1999 and continued through June 2000. We expect our general and administrative expenses to stabilize now that we have solidified our corporate infrastructure and met our immediate hiring needs. The following is a schedule of the significant components that comprise general and administrative expense:

                                            Three months ended September 30         Nine months ended September 30
                                           ----------------------------------      ----------------------------------
                                                 2000                1999                2000                1999
                                              ----------          ----------          ----------          ----------
Professional fees                             $  285,063          $  130,604          $2,069,213          $  513,903
Salaries and benefits                            542,273              28,451           1,544,259              51,513
Depreciation and amortization                    299,171             221,353             962,307             221,353
Marketing                                        259,490             147,218             451,821             149,068
Other general and administrative                 846,041             205,931           1,621,641             744,716
                                              ----------          ----------          ----------          ----------
Total                                         $2,232,038          $  733,557          $6,649,241          $1,680,553
                                              ==========          ==========          ==========          ==========

Professional fees consist primarily of legal and accounting fees associated with our SEC filings, annual and interim audit services, and general corporate matters.

The increase in salaries and benefits expense over the prior quarter and prior year periods is due to our active recruitment of executive personnel during the first six months of 2000. We had 23 more full-time employees at September 30, 2000 than the corresponding period of the prior year. Salaries and benefits include employee cash compensation and medical and dental coverage.

Depreciation and amortization consists of depreciation associated with our furniture and equipment and the amortization of goodwill attributable to our acquisition of Strategicus Partners, Inc. in July 1999. Total goodwill for the Strategicus transaction was approximately $3.8 million, which is being amortized on a straight-line basis over three years.

Marketing expense consists primarily of expenses associated with our name change, market positioning, and branding.

Other general and administrative consists primarily of travel-related, office, and other operating expenses.

Interest Income. Our interest income totaled $653,148 and $1,569,094 for the three and nine months ended September 30, 2000, respectively, compared to $14,874 and $19,690 for each of the corresponding periods in 1999. Interest income consists of the interest earned on our cash and cash equivalents balances, with the change period over period due to significant increases in our cash balances resulting from our equity financings.

Interest Expense. Interest expense consists of:

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30                         September 30
                                                   ------------------------------       -----------------------------
                                                       2000              1999              2000              1999
                                                   ------------       -----------       -----------       -----------

Interest expense based on stated interest
rates                                              $       --         $   195,158       $    84,627       $   589,555
Non-cash charge: beneficial conversion
     features on convertible promissory
     notes and debentures                                  --          10,135,837              --          12,300,595

                                                   ------------       -----------       -----------       -----------
Total                                              $       --         $10,330,995       $    84,627       $12,890,150
                                                   ============       ===========       ===========       ===========

The non-cash charge is the result of beneficial conversion features attached to our convertible promissory notes and convertible debentures issued in 1999 that allowed the holders to convert their notes and debentures into shares of our common stock at below market rates. These promissory notes and debentures were repaid in full in 2000 through cash payments or the issuance of stock pursuant to the original conversion terms. We expect to fund our future operations through the use of equity financings or the sale of our investments in affiliate companies and do not anticipate that we will incur these interest expense charges in the future.

Other loss. Other loss consists of:

                                                     Three months ended                    Nine months ended
                                                        September 30                         September 30
                                             -----------------------------------   ----------------------------------
                                                   2000                1999              2000               1999
                                             ----------------    ---------------   ---------------    ---------------
       Gain on sale of College411 holdings   $             --    $            --   $      (195,088)   $            --
       Affiliate Company impairment charge                 --                 --         1,152,189                 --
       Litigation settlement                        1,235,447                 --         1,235,447                 --
                                             ----------------    ---------------   ---------------    ---------------

                                             $      1,235,447    $            --   $     2,192,548    $            --
                                             ================    ===============   ===============    ===============

In May 2000, College411 was merged into a wholly owned subsidiary of Student Advantage, Inc. whereby the College411 stockholders received .0144 shares of Student Advantage common stock for every share of College411 common stock which they owned on the date of the merger. As a result of this merger, Stonepath received 55,621 shares of Student Advantage's common stock. The fair market value of Student Advantage's common stock received, based on publicly quoted market prices, was $245,077, which exceeded the carrying value of our investment in College411 by $195,088. Accordingly, we recorded a $195,088 gain as a result of this transaction.

We recorded an impairment charge of $1,152,189 for the other than temporary decline in carrying value of one of our Affiliate Companies accounted for under the equity method. We acquired our ownership interest in this Affiliate Company in 2000 for $1 million and advanced loans totaling $650,000. From the time of our initial investment and through June 30, 2000, our funding to this company represented all the outside financing it had available to fund its operations. When we determined that this company was unable to obtain further rounds of financing necessary to sustain operations, we recorded impairment charges to reduce the remaining carrying value of this company to zero.

In August 2000, we entered into a settlement agreement for our legal claims with Douglas Spink, our former Chief Technology Officer and director. The litigation centered on the number of shares of common stock which Mr. Spink was entitled to following his termination from the company. Under the terms of the agreement, Mr. Spink agreed to allow us to reacquire for cancellation 1,212,876 shares of the 2,047,876 common shares originally issued to him. The settlement agreement allowed Mr. Spink to retain ownership of 835,000 common shares, consisting of 504,532 previously vested shares and an additional 330,468 shares vested as part of the settlement. The vesting of these additional 330,468 shares resulted in a charge to Other Loss of $1,197,947 equal to the fair value of such shares on the date of settlement. Additionally, we paid $37,500 in severance to Mr. Spink as required by the settlement agreement.

Equity in losses of affiliate companies. Equity in losses of affiliate companies for the three and nine months ended September 30, 2000 amounted to $1,880,520 and $4,546,276, respectively compared to $21,138 for each of the corresponding periods in 1999. These amounts represent our proportionate share of the losses of our affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. During the nine months ended September 30, 2000, College411.com, AssetExchange, Inc., AlarmX.com, IndustrialVortex.com, Webmodal, Inc., SwapIt.com, FlowerGarage.com, and Stonepath Europe were accounted for under the equity method of accounting. During the three and nine months ended September 30, 1999, College411.com was accounted for under the equity method. Our equity in losses will increase as we purchase additional equity interests in early stage technology companies or increase our existing equity ownership in our affiliate companies. Conversely, our equity in losses will decrease when our affiliate companies report earnings and as the excess of our investment over our equity interest in the net assets of the affiliate companies is amortized to zero. We expect to continue to incur equity losses given the early stage development of our affiliate companies.

Net Loss From Continuing Operations

We have had net losses from continuing operations for each period since inception. This amount could fluctuate significantly from period to period, depending on the operating results of our affiliate companies and other non-recurring transactions. For the three and nine months ended September 30, 2000, our net loss from continuing operations was $6,547,281 and $27,122,771, respectively compared to $13,766,556 and $17,353,891 for each of the corresponding periods in 1999. We are aggregating this amount to the maximum extent allowable by law into our federal and state net loss carry forwards to be available to offset future taxable income, if any.

Discontinued Operations

In December 1999, we completed the sale of substantially all of the assets of Net Value, Inc. to BrightStreet.com (f/k/a Promotions Acquisitions, Inc.), a newly formed corporation formed by the former management team of Net Value, Inc. With the sale of Net Value, Inc. to BrightStreet.com, all operations relating to the discontinued operations effectively ceased.

We are currently in the process of merging with Net Value, Inc., after which we will own all of Net Value, Inc.'s assets and liabilities. In preparation for the merger, we are negotiating with former creditors to settle various outstanding debt instruments and liabilities that remain obligations of Net Value, Inc. Depending on the circumstances for each of these liabilities, we may record a gain or loss upon settlement. During the nine months ended September 30, 2000, we recorded a loss from discontinued operations of $157,031 and a loss from extinguishment of debt of $554,676 as a result of these ongoing negotiations.

Preferred Stock Dividends

The components of the preferred stock dividends are as follows:

                                                        Three months ended              Nine months ended
                                                            September 30                    September 30
                                                   ----------------------------     ------------------------------
                                                      2000             1999             2000            1999
                                                   -----------     ------------     -----------     --------------
Series B Preferred Stock dividend                  $      --       $       --       $   108,464     $         --
Series C Preferred Stock dividend                    1,026,905             --         2,322,739               --
Non-cash charge: beneficial
  conversion feature on Series A
  Shares                                                  --          5,955,261            --            5,955,261
Non-cash charge: beneficial
  conversion feature on Series B
  Shares                                                  --            650,000            --              650,000
Non-cash charge: beneficial
  conversion feature on Series C
  Shares                                                  --               --        42,608,327               --
                                                   -----------     ------------     -----------     --------------

                                                   $ 1,026,905     $  6,605,261     $45,039,530     $    6,605,261
                                                   ===========     ============     ===========     ==============

The Series B preferred stock dividend was paid in cash in February 2000, when the holders converted their Series B Shares into shares of our common stock. We will not incur this dividend in future periods as the Series B Shares have been entirely converted into common shares.

The Series C preferred stock dividend is at 8% and payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation. We will continue to incur this dividend until the Series C Shares are converted to common stock or otherwise redeemed.

At the time of issuance of our Series C Preferred Stock, the fair market value of our common stock was higher than the offering price of our Series C Preferred Stock of $12 per share. This differential in price constitutes a beneficial conversion as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, we recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Preferred Stock and was recognized immediately as a preferred stock dividend as the Series C Preferred Stock is convertible into shares of common stock at any time at the election of the shareholder.

During the nine months ended September 30, 1999, we recorded beneficial conversion features of $5,955,261, representing the excess of the fair value of the common stock issued over the fair value of the Series A Shares redeemed and $650,000, representing the fair value of the Series B Warrants issued.

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

Furthermore, we do not expect to receive such dividends within the next twelve months due to the fact that each of our affiliate companies is in an early stage of development. We may also generate cash proceeds from the sale of interests in our affiliate companies. Until we receive dividends from our affiliate companies or realize cash proceeds from the sale of interests in our affiliate companies, if at all, we will remain dependant on outside sources of capital to fund our operations. We are not certain that such funds will be available on terms that are satisfactory to us or at all.

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

During the nine months ended September 30, 2000, we used approximately $5.7 million to fund our general corporate expenses, including salaries and wages, professional and consulting fees and interest expense. In addition, we repaid in full all of our outstanding convertible debentures and convertible promissory notes through payments of $72,431 and the issuance of 2,338,633 shares of our common stock and warrants to purchase 273,390 shares of our common stock.

During the nine months ended September 30, 2000, we made the following cash investments and advances to our affiliate companies:

           January 2000          College 411                          25,000
           February 2000         YesAsia.com                         300,000
           March 2000            AlarmX.com                        1,000,000
           May 2000              Webmodal                          4,000,000
           May 2000              Asset Exchange, Inc.                 30,000
           August 2000           AlarmX.com                           30,000
           August 2000           Flowergarage                      1,250,000
           September 2000        Stonepath Europe                    100,000
           September 2000        E-Quill                             450,000
           Various               Industrial Vortex                 1,650,000
           Various               SwapIt.com                        4,650,000
                                                                ------------
                                                                $ 13,485,000
                                                                ============

Also, during the nine months ended September 30, 2000, we advanced $248,000 to our consolidated subsidiary, metacat, for its operating expenses. We are committed to make an additional investment in metacat of at least $2 million at the time of any subsequent private equity financing of metacat whereby metacat receives a minimum of $3 million from an outside investor.

As of September 30, 2000, we had on hand existing cash and cash equivalents of approximately $32.7 million. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and investment requirements for at least the next twelve months. However, our long-term liquidity needs are dependant primarily on the number of future acquisitions of equity interests in new affiliate companies and the extent to which we participate in subsequent rounds of financings of our existing affiliate companies. We may be required to curtail or reduce the scope of our investment activities to satisfy our long-term liquidity needs. Alternatively, we would be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders. We are not certain that these funds would be available on terms that are satisfactory to us, or at all. If we are unable to obtain these funds, then we would be required to reduce our acquisitions of equity interests in affiliate companies and reduce our operating activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in short term fixed income investments with remaining maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       In August 1999, coolsavings.com filed an action against NV Inc. alleging that NV Inc. through its Internet website and products had committed various acts of patent infringement. NV Inc. filed its answer to the patent infringement action in November 1999 seeking a declaratory judgment of invalidity and non-infringement of the patent. Brightstreet.com has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims, as part of their purchase of substantially all of the assets of NV Inc. Stonepath believes that the resolution of this action will not have a material adverse effect on its or Brightstreet.com's financial position.

       On August 22, 2000, Austost Anstall Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's Series A convertible notes filed suit against Stonepath in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the obligation in the agreement pursuant to which the plaintiffs purchased the Series A notes that Stonepath would "use reasonable commercial efforts to register" the stock underlying the notes "at some future date," that Stonepath failed to register their stock in its next filed registration statement. The plaintiffs assert claims for breaches of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. Based upon Stonepath's preliminary review of the facts and without conducting discovery, it does not believe that it was required to register the plaintiffs' stock in the manner they have asserted, nor does Stonepath believe that the complaint presents a significant claim against the Company. Stonepath has not yet responded to the complaint, but intends to defend it vigorously.

       On October 12, 2000, Emergent Capital Investment Management, LLC filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the amount of the Company's Series C offering in which they participated. The plaintiff contends that the Company represented the Series C offering would place $20 million worth of the Company's securities and were not told that the Series C offering would instead place $50 million until after the plaintiff had completed its investment. The plaintiff seeks a return of its $2 million purchase price of Series C stock and damages in the amount of $1.7 million. Although no formal fact finding has occurred, Stonepath believes that it has strong defenses to this action and that discovery will demonstrate that, in fact, no such representations were made, and that the case is without merit. Accordingly, at the present time, Stonepath believes that this action will not have a material adverse effect on its financial position.

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on September 25, 2000. At this meeting, the shareholders voted on the following proposals listed in the Proxy Statement dated September 8, 2000:

         (1) Amendment to our certificate of incorporation to change the name of the Company from Net Value Holdings to Stonepath Group

                     FOR                    AGAINST                   ABSTAIN
                     ---                    -------                   -------
                 12,852,500                 302,281                   37,397

         (2) Amendment to our certificate of incorporation to provide for a classified Board of Directors

                     FOR                    AGAINST                   ABSTAIN
                     ---                    -------                   -------
                  9,544,233                 458,220                   52,257

         (3) Amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000

                     FOR                    AGAINST                   ABSTAIN
                     ---                    -------                   -------
                 12,258,501                 651,166                   12,511

         (4) Amendment to our certificate of incorporation to increase the number of authorized shares of preferred stock from 10,000,000 to 20,000,000

                     FOR                    AGAINST                   ABSTAIN
                     ---                    -------                   -------
                  8,909,335                1,125,470                  19,896


         (5) Election of Directors

                                               FOR                     WITHHELD
                                               ---                     --------
         Andrew P. Panzo                    12,808,117                  384,061
         Lee C. Hansen                      12,809,307                  382,871
         Darr Aley                          12,798,957                  393,221
         Stephen George                     12,347,480                  844,699
         David Jones                        12,809,607                  382,571
         Michela O'Connor Abrams            12,809,607                  382,571

         (6) Granting of ISOs under the Amended and Restated 2000 Stock Incentive Plan and qualification of the Plan for the section 162(m) exemption

                     FOR                    AGAINST                   ABSTAIN
                     ---                    -------                   -------
                 11,319,722                1,524,697                  347,760

         (7) Ratification of appointment of KPMG LLP as Independent Auditors for the Company

                     FOR                    AGAINST                   ABSTAIN
                     ---                    -------                   -------
                 12,911,834                 243,287                   37,057

         Proposals (1), (3), (5), (6), and (7) were approved by the stockholders. Proposals (2) and (4) were not approved as these items did not receive the affirmative vote of the majority of the outstanding shares of Stonepath Group common stock entitled to a vote at the Annual Meeting of Stockholders, as required by Delaware law.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibit is included herein:

         27.1  Financial Data Schedule.

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended September 30, 2000:

               (i)  Amended Current Report on Form 8-K/A, dated July 11, 2000.

                    The Company filed the foregoing Report on Form 8-K/A, which amended Item 7 of the Form 8-K filed by the Company on May 23, 2000 to include the required financial statements of the Company and Webmodal, Inc. and the related pro forma financial information not available at the time of the filing of the initial report.

               (ii) Current Report on Form 8-K, dated August 31, 2000.

                    The Company filed the foregoing Current Report on Form 8-K reporting, under Item 2, the acquisition of 2,208,166 shares of Series A Preferred Stock and 775,056 shares of Series B Preferred Stock in SwapIt.com, Inc, in exchange for total consideration of $4,233,945, which was funded from the Company's existing cash and by cancellation of outstanding promissory notes from SwapIt.com to the Company in the principal amount of $3,800,000, plus accrued interest thereon of $133,945.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           STONEPATH GROUP, INC.

Date: November 13, 2000                    /s/ Andrew P. Panzo
                                           ----------------------------------
                                           Andrew P. Panzo
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors

Date: November 13, 2000                    /s/ Jay Elwell
                                           -----------------------------------
                                           Jay Elwell
                                           Treasurer and
                                           Principal Accounting Officer