Form 10-K405
period 2000-12-31
STONEPATH GROUP INC
filed 2001-04-02
CIK 1093546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended: December 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number: 0-29413

                              STONEPATH GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             65-0867684
- -------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

Two Penn Center Plaza, Suite 605, Philadelphia, PA                 19102
- --------------------------------------------------               ----------
     (Address of principal executive offices)                    (Zip Code)

                  Registrant's telephone number: (215) 564-9193
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                          Name of Each Exchange on Which Registered:
Common Stock, par value $.001 per share       American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                -----------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $10,351,221 based upon the closing sale price of the Registrant's Common Stock on the American Stock Exchange of $0.57 on such date. See Footnote (1) below.

         The number of shares outstanding of the registrant's common stock as of March 15, 2001 was 20,473,533.

                    Documents Incorporated by Reference: None

- ----------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate an any such admission is hereby disclaimed. The information provided is solely for recordkeeping purposes of the Securities and Exchange Commission.

================================================================================

                              STONEPATH GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I...............................................................................................................1
         Item 1.  Business...........................................................................................1
         Item 2.  Properties........................................................................................16
         Item 3.  Legal Proceedings.................................................................................16
         Item 4.  Submission of Matters to a Vote of Security Holders...............................................17

PART II.............................................................................................................17
         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters..............................17
         Item 6.  Selected Consolidated Financial Data..............................................................19
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............19
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......................................31
         Item 8.  Financial Statements..............................................................................31
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............31

PART III............................................................................................................31
         Item 10. Directors and Executive Officers of the Registrant................................................31
         Item 11. Executive Compensation............................................................................34
         Item 12. Security Ownership of Executive Officers, Directors and Beneficial Owners of Greater
                  Than 5% of Our Common Stock.......................................................................37
         Item 13.  Certain Relationships and Related Transactions...................................................40

PART IV.............................................................................................................43
         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................43

                                     PART I

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report, including the sections entitled "Factors Affecting Our Business Condition" and the risks discussed in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on June 30, 2000 by the SEC (File No. 333-38716), our Registration Statement on Form S-4 declared effective on October 6, 2000 by the SEC (File No. 333-88629) and our Annual Report on Form 10-K filed on May 11, 2000. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.  Business

General

         Our principal business strategy is to acquire a controlling interest in one or more operating businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, or through other traditional means of increasing efficiency and profitability. Our objective is to acquire businesses that present a reasonable opportunity to establish or expand one or more lines of business by leveraging our financial, technological and employee resources. If we are successful, we expect to acquire or develop businesses that will generate sustainable revenues and income, not subject to the vagaries of the capital markets, which will be reflected in the valuation of our own securities in the public markets.

         Acquisition targets may include companies whose businesses can utilize the technologies and capabilities of our current affiliate companies. In addition, we will continue to provide strategic and operational assistance to our existing affiliate companies, working with their respective management teams to increase the value of those companies. Although we do not expect to make significant additional cash investments in our current affiliate companies, other than in conjunction with strategic transactions, we expect to assist them in identifying opportunities for strategic transactions or alliances, provide guidance in connection with additional investments by outside parties, and generally support their efforts to achieve long-term stability and profitability.

         We intend to acquire businesses using a combination of our own capital, capital from other sources, indebtedness (newly issued, assumed or purchase money) and/or newly issued securities. We anticipate that our efforts will generally, although not exclusively, be concentrated on businesses whose revenues, income and asset base place them in traditional middle market sectors, below the target parameters of many larger buyout funds. However, we will continue to analyze market developments and other business opportunities that are presented to us, and we intend to remain flexible enough to take advantage of opportunistic circumstances or otherwise respond to market forces.

         Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Our strategy was to acquire a significant equity interest in early-stage technology businesses and accelerate the achievement of their particular business goals and objectives by providing a broad range of business development services. As of March 15, 2001 we hold interests in nine such businesses (our "affiliate companies").

         Since our investments were in early-stage businesses, our business strategy was dependent in part on our affiliate companies' ability to access the capital markets and raise additional funds to satisfy their growth objectives. This business strategy was developed prior to March 2000 when early-stage technology businesses were having great success obtaining additional funding through initial public offerings and private venture financings. After March 2000, however, the domestic and international stock markets experienced a significant correction and, subsequently, the public trading prices, market capitalizations and valuations of many technology and Internet-related companies have substantially decreased. Since March 2000, the number and size of Internet-related initial public offerings and private venture financings have decreased dramatically. Largely as a result of these market forces, we elected to shift our principal operating strategy in the first quarter of 2001.

Acquisition and Operation Strategy

         Acquisition of Subsidiaries. We seek to identify profitable middle market businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, and through other traditional means of increasing efficiency and profitability. We believe that such businesses represent a superior opportunity to establish or expand one or more lines of business that are subject to growth through leveraging our financial and employee resources.

         Absent compelling circumstances we will acquire at least majority control of any business in which we invest. This strategy will enable us to take the necessary steps to realize the full enterprise value of the subsidiary. We expect that the purchase price of each acquisition will be paid with a combination of cash (either out of working capital or from deal-specific borrowings) and newly issued equity and/or debt securities.

         We will concentrate our efforts generally, although not exclusively, on "middle market" businesses, which we have defined as profitable businesses with annual revenues of from approximately $20 million to $100 million. We believe that this segment of the market is underserved, below the "radar level" of larger potential purchasers. Our strategy will initially be focused within these general guidelines; however, we will remain flexible to the extent we need to deviate from those guidelines in order to take advantage of opportunistic circumstances or otherwise respond to market forces.

         We have not established any industry- or sector-specific focus or preference. However, we do believe that certain industries and sectors, such as financial services, manufacturing, distribution and logistics and telecommunications, are favorably suited to our strategy. It is also possible that our initial acquisitions will be in the same or related industries, and that the opportunity for synergistic and expansion acquisitions thereafter will result in the development of an industry- or sector-specific focus.

         We intend to acquire majority, if not complete, ownership of each business that we acquire. In those cases where we do not acquire majority control of an operating company, we plan to be the largest single shareholder and intend to exercise varying degrees of control over the operations of these companies by retaining:

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

         o     certain enhanced voting rights; and

         o the right to designate outside accountants and approval rights over the selection of attorneys, public relations firms and other outside consultants.

Our Current Affiliate Companies

         Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Our strategy was to acquire a significant equity interest in each such business and to accelerate the achievement of their particular business goals and objectives by providing a broad range of business development services. These services included the core management disciplines of:

         o     strategic consulting;

         o     operations;

         o     financing;

         o     business development;

         o     marketing/public relations; and

         o     technology.

         Our goal was to manage these businesses as part of an integrated supportive network of affiliate companies that would build on our initial support to develop interrelationships, thereby accelerating their growth and development. This network was intended to leverage the collective financial, management and industry experience of our management team.

         Although management recognized that the development of early stage businesses was subject to material risks, we expected that the value of our affiliate companies could increase when they:

         o commenced initial stage operations and began to execute on their business plans;

         o entered later stages of operation and began to realize significant revenues and capture meaningful market share;

         o secured subsequent rounds of venture funding at higher levels of valuation;

         o     completed initial public offerings; or

         o     were sold to third parties.

         As stated above, we have determined not to focus on early-stage investment activities going forward. However, we will continue to provide the support services outlined above to our existing affiliate companies. In addition, we believe that opportunities may arise to make acquisitions or enter into strategic alliances that will leverage the technological capabilities of one or more of our affiliate companies, resulting in businesses that have near-term prospects for achieving profitability. In these instances, we will pursue opportunities within the context of our new acquisition strategy.

         As of December 31, 2000, our affiliate companies are:

                                                                                                           Approximate
                                                                                          Amount Funded      Voting
   Affiliate Company      Location                Date(s) of Investment                   and Advanced      Ownership
   -----------------      --------                ---------------------                   -------------    -----------
Axcellis                  San Francisco, CA       March and October 2000                   $1,500,000           69%

AssetExchange             Portland, OR            September 1999 and November 2000         $  430,000           20%

Brightstreet.com          Cupertino, CA           December 1999                            $4,000,000           14%

E-Quill                   San Francisco, CA       September 2000                           $  450,000            8%

Metacat.com               San Francisco, CA       June 1999 through October 2000           $  843,000           47%

Seedra                    Miami, FL               August 2000                              $1,250,000           46%

Stonepath Europe          Stockholm, Sweden       September 2000                           $  100,000           43%

SwapIt.com                Boston, MA              November 1999, August,                   $6,100,000           58%
                                                  September, October and December
                                                  2000

Webmodal                  Lombard, IL             October 1999, May and December           $5,700,000           37%
                                                  2000

YesAsia                   San Francisco, CA       June 1999 and February 2000              $1,300,000            9%

Following is a business description of each affiliate company along with summary financial information:

         Axcellis, Inc. (www.axcellis.com), formerly AlarmX.com. Axcellis has built a supply chain infrastructure solution for manufacturers, distributors, and dealers (buyers) in the global security alarm and systems integration market. This industry is highly fragmented, with over 1,000 suppliers (including manufacturers and distributors) in the United States alone that sell to over 16,000 alarm companies. Today, the purchasing process for an alarm company has embedded inefficiencies due to the lack of accurate information, uniform pricing, and product knowledge among order takers, all of which results in high transaction costs. Through its full service vertical portal, Axcellis intends to streamline the ordering process of alarm companies. Axcellis' suite of proprietary, web-based services automates existing relationships across the supply chain, enables a more efficient transaction process, supports industry-specific business processes, and provides information resources, productivity tools, and value added services to users. The Axcellis solution aims to lower costs and increase sales margins for manufacturers, distributors, and their dealers, while providing managers with the tools and resources to run their businesses with higher efficiency, better information, and greater control. To date, however, Axcellis has had minimal revenues and its year-end cash balances are insufficient to support its business operations beyond the short term. Axcellis' current short term goals and efforts are directed towards securing additional funding or locating of a strategic partner that can provide the capital necessary to support its operations. Accordingly, substantial doubt exists about Axcellis' ability to continue as a going concern without Axcellis securing additional funding in the short term. At December 31, 2000, Axcellis had total assets of $534,000, total liabilities of $523,000, and total equity of $11,000. Axcellis had net losses of $1,189,000 for the year ended December 31, 2000.

         AssetExchange, Inc. (www.AssetExchange.com). Founded in 1999, AssetExchange provides banks and other financial institutions with an Internet-based listing service that allows banks to more efficiently trade loan portfolio assets. Although AssetExchange initially focused on credit card portfolios, it is presently offering listings in additional asset classes including automobile loans, mortgages, small business loans and other consumer loans. Financial institutions regularly buy and sell a variety of loan portfolios from each other and the volume of these transactions has been increasing due to the banking and financial industry's trend toward specialization, consolidation and increased risk management. The markets for the purchase and sale of these assets are currently fragmented and inefficient. Many transactions are completed based on personal contacts made by brokers or investment bankers and are characterized by high transaction costs.

AssetExchange addresses these inefficiencies by providing a secure and confidential Internet-based listing and e-mail notification service for financial institutions. AssetExchange's Internet website supports posting, browsing and searching for assets. E-mail notification alerts buyers of new listings of loan portfolios. AssetExchange's primary role is "matchmaking" buyers and sellers of loan portfolios. Outside vendors provide valuations of loan portfolios, legal advice and credit analysis. Asset Exchange's goal is to provide an efficient conduit for transacting a broad range of financial assets among financial institutions. AssetExchange is unaffiliated with existing market participants and this practice allows Asset Exchange to provide an impartial and powerful tool for gaining market exposure. At December 31, 2000, AssetExchange, Inc. had total assets of $203,000, total liabilities of $16,000, and total equity of $187,000.AssetExchange, Inc. had net losses of $373,000 for the year ended December 31, 2000.

          BrightStreet.com, Inc. (www.brightstreet.com). BrightStreet.com, an application service provider, offers a promotions operating system that allows companies to create, target, deliver, and manage multiple promotional campaigns via the Internet that can be targeted and tracked to the individual consumer. The BrightStreet system is permission-based and requires consumers to register before they are permitted to receive promotional offers. BrightStreet's technology allows its customers to track and analyze consumer behavior by reporting the amount and type of promotional offers that each consumer views, prints and redeems. BrightStreet licenses its services directly to manufacturers, retailers, and Internet websites. BrightStreet also offers a network of affiliated Internet websites that distributes promotional offers for manufacturers and retailers. The types of promotions best suited to the BrightStreet system include secure coupons, free samples, rebates, loyalty programs, and sweepstakes. The BrightStreet system allows clients to deliver these offers on their own website, via direct email, or from banners, buttons, and links. In doing so, these businesses develop a rich consumer database, built from registration data that consumers provide as a prerequisite to receiving valuable promotions. BrightStreet intends to generate revenues from licensing fees that are generated from licensing its technology platform and promotion services, and network fees from transactions, sponsorships, and other marketing programs on affiliate Internet websites. At December 31, 2000, BrightStreet.com, Inc. had total assets of $8,418,000, total liabilities of $3,307,000, and total equity of $5,111,000. BrightStreet.com, Inc. had net losses of $12,655,000 for the year ended December 31, 2000.

         E-Quill Corp. (www.equill.com). Founded in November 1999, E-Quill develops internet-based solutions that enable businesses to communicate and collaborate more effectively. Referred to as visual teaming solutions, these Internet-based solutions allow businesses to enhance the clarity and efficiency of communication, leading to streamlined development and significantly fewer project iterations. Previously, increased collaboration on Web projects has meant increased time and effort. E-Quill's visual teaming solutions facilitate communication between cross-functional internal teams as well as among external consultants, contributors, and clients. Visual teaming improves each step of the web process: from facilitating the relationship between marketing and creative, to helping project managers coordinate the activities of team members, to providing legal with a faster way to review and approve documents. Visual teaming solutions bring scalability, manageability, and accountability to a company's Web initiatives. The EQuill system consists of three patent-pending modules, all of which integrate effortlessly with existing content management, project management, and personalization systems:

         o EQuill Visual Markup. EQuill Visual Markup allows team members to add comments, annotations, notes, and text edits directly to any document through the Web browser. EQuill Visual Markup increases the clarity and efficiency of communication, which leads directly to improved quality and accelerated time to market.

         o EQuill Markup Server. The EQuill Markup Server provides secure storage and routing of EQuill documents; each EQuill user works from a private, secure personal account. The Markup Server also provides cross-browser and cross-platform display of EQuill pages and is available as either an ASP or a deployed solution. The Markup Server allows clients to send collections of documents throughout their organization to improve collaboration within and between departments.

         o EQuill Review Server. The EQuill Review Server tracks and organizes documents annotated with EQuill Visual Markup, allowing team members across an organization to quickly review and approve any type of document. The Review Server expedites the signoff process, greatly reducing the workload for marketing staff, project managers, editors, and producers.

         EQuill generates revenues from product licensing, support, and professional service fees, as well as from monthly subscription fees associated with its hosted technology, priced according to the number of seats and server modules that are licensed in combination with the necessary support and professional service fees accompanying a technology deployment. At December 31, 2000, E-Quill, Inc. had total assets of $2,050,000, total liabilities of $170,000, and total equity of $1,879,000. E-Quill, Inc. had net losses of $2,183,000 for the year ended December 31, 2000.

         Metacat, Inc. (www.metacat.com). Metacat provides a full spectrum of technology and managed services necessary for businesses to integrate supplier catalogs and product data with their digital trading partners. Designed as an end-to-end, single source solution, Metacat offers products covering catalog data aggregation, data transformation, digital catalog creation, content management, hosting and catalog data syndication to multiple trading partners. Through a combination of high value-added partnerships and its own technology, Metacat aims to create the standard for supplier enablement by providing a common interface for suppliers and electronic marketplaces to connect with each other. At December 31, 2000, Metacat, Inc. had total assets of $223,000, total liabilities of $534,000, and total stockholders' deficit of $311,000. Metacat, Inc. had net losses of $415,000 for the year ended December 31, 2000.

         Seedra, Inc. (www.seedra.com), formerly FlowerGarage.com. Founded in March 2000, Seedra is a technology-driven logistics and distribution exchange serving the floral industry. Through a global network of growers, Seedra offers florists access to direct-from-grower sourcing, where real-time inventory, increased delivery speed and lower costs create a compelling value proposition. The Seedra direct-from-grower-to-retailer business model delivers flowers faster and cheaper than the traditional supply chain can. Florists access just-in-time grower inventory and place orders via the web site. Flowers are transported, in bulk, from an extensive network of worldwide growers to Seedra's Miami cross-docking center, for delivery to our customers nationwide by FedEx overnight air. Seedra accepts fresh flower products from only reputable farms and growers that guarantee the high standards of quality, freshness and customer service that Seedra adheres to. Seedra management personally visited over 250 growers in Colombia, Costa Rica, the Dominican Republic, Ecuador, and Holland, and based on this due diligence selected only approximately the top 25 suppliers meeting Seedra's high standards. Seedra's primary customer groups are retail florists and mass-marketers, and its non-core customer group consists of hotels, event and party planners and other local general service outlets. Seedra has offices in New York City and Miami, as well as in-country managers in Holland and Ecuador that ensure product quality and freshness. Seedra's revenues to date and its year-end cash balances are insufficient to support its business operations beyond the short-term. Accordingly, substantial doubt exists about Seedra's ability to continue as a going concern without Seedra securing additional funding in the short term. At December 31, 2000, Seedra had total assets of $729,000, total liabilities of $1,479,000, and total stockholders' deficit of $750,000. Seedra had net losses of $754,000 for the year ended December 31, 2000.

         Stonepath Europe (www.stonepatheurope.com). Established in August 2000, Stonepath Europe finances and builds companies that develop mobile Internet enabling technologies, infrastructure technologies, interactive software solutions and e-business applications. Stonepath Europe is headquartered in the Wireless Valley in Stockholm, Sweden and also has offices in Karlskrona, Sweden. Svante Carlsson, a former technology professor and founder of Effnet (listed on Stockholm's "New Market"), heads Stonepath Europe with a team of executives with technology, management and banking experience. Stonepath Europe's initial investment, Trade Extensions (www.tradeextensions.com), is a company that develops software that streamlines online auction platforms. Trade Extensions has developed a unique bid-matching engine that more accurately replicates the complexities of offline trading relationships by providing tools for existing online auction platforms. This software is designed to be used by a variety of markets worldwide, from stock and power exchanges to government auctions and industrial procurement sectors. Trade Extensions recently developed an alliance with WM-data, one of the world's premier information technology solutions firms, to offer its customers the next generation of electronic trading systems. Trade Extensions also announced an agreement with the Swedish National Road Administration, a branch of the Swedish government, which will use its technology to procure road-marking services in two regions of Sweden. At December 31, 2000, Stonepath Europe had total assets of $1,266,000, total liabilities of $106,000, and total equity of $1,160,000. Stonepath Europe had net losses of $365,000 for the year ended December 31, 2000.

         SwapIt.com, Inc. (www.swapit.com). SwapIt has developed an application service provider and infrastructure business that enables portals to generate substantial, recurring non-advertising based revenues through the trading of pre-owned entertainment products (CDs; DVDs and video games). Currently, there are over 7 billion music CDs, video games and DVDs sitting on U.S. consumers' shelves with a retail value of over $95 billion. SwapIt enables consumers to recapture the value invested in these pre-owned entertainment products through their national Internet and warehouse-based exchange system. SwapIt's efficient process allows consumers to "swap in" CDs, games and DVDs they no longer use, and by using SwapIt credits, they can either "swap out" or purchase the CDs, games and/or DVDs that they do want. Regardless of the purchase method, the customer is charged a cash transaction fee on each unit ranging from $2 for CDs to $5 for games to $10 for DVDs. Building on this concept of a national, warehouse-based electronic barter exchange for used entertainment products, SwapIt launched an Application Service Provider (ASP) program with portal partners in the fourth quarter of 2000. Under the ASP partnership, general and vertical portals offer a fully integrated, co-branded swap service "powered by SwapIt" on a revenue sharing basis. These partnerships allow SwapIt to attract customers from the portals into their trading network without having to expend significant marketing resources to acquire those customers. Additionally, the company is building a trading infrastructure for portals to enable fee-based digital audio (MP3) and video file trading. This segment is projected to capitalize on the entertainment industry's transition from hard-goods (CDs, DVDs, etc) to fee-based digital trading. At December 31, 2000, SwapIt had total assets of $2,907,000, total liabilities of $2,358,000, and total equity of $549,000. SwapIt had net losses of $7,801,000 for the year ended December 31, 2000.

         Webmodal, Inc. (www.webmodal.com). Webmodal developed an Internet application for use by shippers in purchasing and executing domestic full truckload intermodal freight shipments. In March 2001, we sold our 37% interest in Webmodal for aggregate proceeds of $7.0 million, consisting of $6.0 million for our equity interest in Webmodal and $1.0 million as repayment of outstanding promissory notes held by us. We anticipate recording a $2.5 million to $3 million gain from this sale in the first quarter of fiscal 2001 as the proceeds received exceed the carrying value of our investment in Webmodal by that amount.

         YesAsia, Inc. (www.yesasia.com), formerly AsiaCD, Inc. YesAsia is an e-commerce company for the Asian community in the United States as well as throughout Asia. Through its Internet website, YesAsia provides easy access to a broad range of media titles at competitive prices which include local rather than international shipping costs. YesAsia currently sells compact discs, digital videodiscs, electronic video games, karaoke, videocassettes, and other related electronics. YesAsia caters to individuals of Asian descent located throughout the world who either lack easy access to a broad range of media titles while living outside their native country or who simply enjoy media from other cultures. With over 60,000 product offerings, YesAsia's revenues and customer base have grown significantly each calendar quarter since its inception. By establishing business infrastructure across multiple markets in Asia, and with Hong Kong as its strategic hub, YesAsia plans to extend its geographic reach to various Asian markets while diversifying its product selection. By providing convenient, inexpensive access to a broad range of titles "foreign" to a given market, YesAsia intends to tap into the increasingly global nature of mass media and to use the Internet to fulfill a need that is not adequately serviced in the traditional bricks and mortar world. Stephen George, a member of Stonepath Group's Board of Directors, currently serves on YesAsia's board of directors. At December 31, 2000, YesAsia, Inc. had total assets of $9,759,000, total liabilities of $498,000, and total equity of $9,261,000. YesAsia, Inc. had net losses of $3,924,000 for the year ended December 31, 2000.
                                        7

Disposition of Interests

         We intend to acquire and hold equity interests in subsidiaries acquired under our current business strategy on a long-term basis. While we continue to provide strategic and operational assistance to our existing affiliate company in order to build their enterprise value, we may periodically dispose of our interest in any one or more of these companies. The decision to sell our equity interest will be based on a number of factors, including whether the affiliate continues to fit within our business strategy or whether our assets represented by the interest in the affiliate can be better applied to benefit other affiliates or to fund new acquisitions. The decision to sell our equity interest in an affiliate company will be based largely on the perceived progress that the affiliate company is making in executing its business plan and whether we feel that a proposed sale represents a fair valuation of the affiliate company.

         In May 2000, College411, our affiliate company at that time, was merged into a wholly-owned subsidiary of Student Advantage, Inc. whereby the College411 stockholders received 0.0144 shares of Student Advantage common stock for every share of College411 common stock which they owned on the date of the merger. As a result of this merger, we received 55,621 shares of Student Advantage's common stock. The fair market value of Student Advantage's common stock received at the time of the merger, based on publicly quoted market prices, was $245,077, which exceeded the carrying value of our investment in College411 by $195,088. Accordingly, we recorded a $195,088 gain as a result of this transaction.

         In March 2001, we sold our 37% interest in Webmodal for aggregate proceeds of $7.0 million, consisting of $6.0 million for our equity interest in Webmodal and $1.0 million as repayment of outstanding promissory notes held by us. We anticipate recording a $2.5 million to $3 million gain from this sale in the first quarter of fiscal 2001 as the proceeds received exceed the carrying value of our investment in Webmodal by that amount.

Competition

         We face competition for potential acquisitions from a broad range of potential acquirers, including buyout funds, strategic and financial investors and operating companies in the same industries as the targets. Many of these competitors have greater financial resources and brand name recognition than we do. These competitors may limit our opportunity to acquire companies that meet our criteria or may adversely affect the prices and terms on which acquisitions may be made. If we cannot make acquisitions on acceptable terms, then we may not be able to successfully execute our strategy.

Investment Company Act of 1940

         Our principal business strategy is to acquire a controlling interest in one or more operating businesses. However, due to our ownership of equity securities of our affiliate companies, we could be considered an "investment company" under the Investment Company Act of 1940, which regulates mutual funds and other entities which meet the definition of an "investment company." An "investment company" generally includes any entity that is engaged primarily in the business of investing, reinvesting and trading in securities. The rules under the Investment Company Act provide in part that an entity is presumed not to be an investment company if 45% or less of the value of its total assets

(excluding government securities and cash) consists of, and 45% or less of its income over the last four quarters is derived from, securities other than either government securities or securities issued by entities that it does not primarily control which are not themselves engaged in the business of investing in securities. As the regulations governing the relationship between an investment company and the entities in which it invests are inconsistent with the manner in which we intend to provide services to our affiliate companies, it is critical to our business plan that we not be an investment company subject to the Investment Company Act.

         Under current federal securities regulations, we will be considered to primarily control an entity if we own more than 25% of its voting securities and have more control of the entity than any other single owner. Accordingly, at December 31, 2000, we were considered to control Axcellis, Metacat, Swapit, Seedra, Stonepath Europe, and Webmodal, and we were in compliance with the rule described above. Following the funding of Stonepath Operations, a wholly owned subsidiary formed to implement our new acquisition strategy, and the sale of Webmodal in March 2001, we continue to be in compliance. By the acquisition of majority interests in our subsidiaries we anticipate that we will not be considered an investment company under the rules described above as we will maintain the assets of and income derived from our non-primarily controlled affiliate companies below 45% of our total assets and income.

Employees

         As of March 15, 2001, excluding our affiliate companies, we had 10 full-time employees. None of our employees are currently covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

History

         We began operations in the fourth quarter of 1998, when, in the first stage of a two step process, we acquired a controlling interest in a developer and distributor of online promotional campaigns named Net Value, Inc. We ultimately completed our acquisition of Net Value, Inc. in November 2000. In recognition however, of the evolving growth opportunities within the Internet industry, during the second half of 1999 we shifted the focus of our business strategy to the development and management of a network of early stage technology businesses. We commenced this business by acquiring our equity interests in Metacat, Inc., YesAsia, Inc. and College411.com, Inc. in July 1999 when we merged with Strategicus Partners, Inc. We invested in the remainder of our affiliate companies thereafter in 1999 and 2000 in separately negotiated independent transactions. Concurrently, we exited the online promotional campaign operations of Net Value, Inc. by selling these business operations to Brightstreet.com, Inc. in December 1999. In early March 2001, we formed and funded a wholly owned subsidiary entitled Stonepath Operations, Inc. to implement our new acquisition strategy.

Factors Affecting Our Business Condition

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

RISKS PARTICULAR TO STONEPATH GROUP, INC.

We have a very limited operating history upon which you may evaluate an investment in Stonepath Group.

         We announced a change to our current business plan in February 2001 and therefore have a very limited operating history under our current business plan upon which you may evaluate making an investment in our company. Although we have formed and capitalized Stonepath Operations, Inc., we have not yet acquired any subsidiaries. In addition, each of our affiliate companies are early stage companies that have limited operating histories and have generated losses and very limited, if any, revenues from operations since inception. Accordingly, you will only be able to examine our limited operating results and the limited operating results of our affiliate companies in making your investment decision.

Our proposed operations are speculative in nature and may not ever result in any operating revenues or profits.

         We are not certain that our business model, even if successful, will result in operating revenues or profits. Our success depends upon our ability to acquire operating subsidiaries and to develop these subsidiaries and our affiliate companies into profitable businesses. As a holding company without a source of income from operations, we expect to ultimately derive the cash flow necessary to fund our operations from the operations of our subsidiaries and/or the operations or sale of our affiliate companies. As of the date of this Annual Report, none of our affiliate companies have generated a sufficient amount of operating revenues to permit them to pay dividends to us. Accordingly, we do not have an established history of selecting and developing successful subsidiaries or affiliate companies. Economic, governmental, regulatory and industry factors outside our control affect each of our affiliate companies and will affect any operating companies which we acquire. If our subsidiaries do not expand their businesses and our affiliate companies do not successfully implement their business plans with the assistance of our experience, personnel and business development services, then we will not be able to achieve our business plan. Accordingly, if these events occur, then we will not generate any revenues and the value of our assets and the market price of our common stock will decline. Accordingly, the success of our operations will be dependent upon the management and operations of our subsidiaries and affiliate companies, and numerous other factors beyond our control.


We have had a history of losses and expect continued losses in the foreseeable future.

         For the years ended December 31, 2000 and 1999, we realized a net loss to common stockholders of $81.9 and $30.4 million, respectively. We do not have a consistent source of income because our affiliate companies are early stage companies and have generated very limited, if any, revenues or earnings. We believe the likelihood of recording revenues from our subsidiary companies to be greater under our new business strategy than under the previous strategy due to the more mature stage of development and established operations of our future acquisitions, although no assurance can be given on this point. Accordingly, we expect to continue to incur operating losses for the foreseeable future and, if we ever report profits in any given quarter, we may not be able to sustain them.

We have not yet identified any operating businesses which we deem to be prospective acquisition candidates.

         We have not yet identified any specific operating companies which we deem to be prospective acquisition candidates. We are presently engaged in preliminary discussions with a select number of middle market companies who may become potential acquisition candidates. However, we have not conducted any feasibility studies of the suitability of these acquisition candidates and we have not entered into any letters of intent or other agreements to pursue the acquisition of any of these companies. While we have entered into preliminary discussions with some companies, we are not certain that these discussions will lead to our acquisition of any of these companies. If we are unable to acquire any prospective acquisition candidates, then we will not be able to generate sufficient revenues to satisfy our operating expenses and we will be unable to execute our business strategy.

We are not obligated to follow any particular criteria or standards for identifying acquisition candidates, and therefore may acquire companies that do not meet the criteria which we have described.

         We have not established and are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. In addition, we are not required to acquire any number of companies in any calendar year. We will determine which target companies provide the best potential financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions. Our stockholders may not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular transaction. Although we are seeking to acquire middle market operating companies that have profitable operations which may be enhanced through the adoption of e-commerce or other technologies or that may utilize technologies or capabilities of our current affiliate companies, we may complete acquisitions of companies that:

         o     do not operate in the middle market;

         o     have no significant operating history;

         o have no use for the technologies presently offered by our affiliate companies; and

         o have a high level of operating losses, limited assets, negative net worth or other negative characteristics.

         The consummation of such an acquisition or business combination may adversely affect our ability to successfully implement our business strategy and may have a material adverse effect on our operating results and the trading price of our common stock.

There is a scarcity of and competition for acquisition opportunities.

         There are a limited number of operating companies available for acquisition which we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies which we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected in any potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

         o a failure to agree on the terms necessary for a transaction, such as the amount of the purchase price of our acquisition;

         o incompatibility between our operational strategies and management philosophies and those of the potential acquiree;

         o     competition from other acquirers of operating companies;

         o a lack of sufficient capital to acquire a middle market operating company; and

         o the unwillingness of a potential acquiree to work with the management of our corporation or our affiliate companies.

         If we are unable to successfully compete with other entities in identifying and executing possible acquisitions of middle market operating companies, then we will not be able to successfully implement our business plan.

We may acquire companies that participate in industries in which our management has little or no prior experience.

         We may acquire companies that participate in industries in which our management has little or no prior experience. This will require us to hire or retain employees and other personnel with sufficient experience and abilities to manage and operate the businesses of the companies which we acquire. If we are unable to identify such employees or we are unable to retain their services at reasonable rates of compensation, then our operating results and the trading price of our common stock may be adversely effected.

If we are unable to obtain additional financing, then we will not be able to fully implement our new business strategy.

         We may need to raise substantial additional financing in the future to fully implement our new business strategy. As of March 1, 2001, we had on hand existing cash and cash equivalents of approximately $34.8 million. Based on the size of any acquisitions which we complete, these funds may not be sufficient to allow us to acquire more than a limited number of middle market operating companies. We intend to acquire such companies using a combination of our own capital, capital from other sources, indebtedness (newly issued, assumed or purchase money) and/or newly issued securities. Accordingly, if we are unable to secure additional financing from outside sources on acceptable terms, then we will not be able to fully implement our new business strategy.

Our limited capitalization may not permit us to adequately diversify our operations to avoid overallocating our resources to a limited number of acquisition candidates operating in specific industries.

         Due to the fact that we have limited amount of cash resources on hand and we may not be able to obtain additional financing, we may only be able to acquire a limited number of middle market operating companies. Even if we are able to obtain additional sources of financing, we anticipate that it will take us at least six to eighteen months to complete any one or more acquisitions. Accordingly, our limited capitalization will prevent us from diversifying our operations to a significant number of middle market companies operating in a variety of industries and we may experience lengthy periods in which our operations are based on one or a small number of operating companies. If any of these companies experience periods of unprofitable operating results or periods in which they require working capital in excess of their revenues, then our operating results and the trading price of our common stock may be adversely effected. In addition, if these operating companies are focused in an industry or sector whose performance is cyclical or seasonal or is experiencing an unfavorable regulatory or litigation environment, then there is a greater risk that our operating results and the trading price of our common stock may experience periods of unfavorable performance.

We may be required to incur a significant amount of indebtedness in order to successfully implement our acquisition strategy.

         We may be required to incur a significant amount of indebtedness in order to complete one or more acquisitions necessary for us to implement our business strategy. If we are not able to generate sufficient cash flow from the operations of acquired companies to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired company in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired companies to repay the indebtedness incurred to make these acquisitions.

Our success could be impaired by valuations placed on Internet-related companies by the investment community.

         Part of our business strategy involves creating value for our stockholders by developing our affiliate companies and helping them to gain access to the capital markets so that they can raise additional funds to satisfy their business plans. Since substantially all of our affiliate companies are Internet companies, we are dependent on the success of the market for Internet-related companies in general and for initial public offerings of those companies in particular. Until March 2000, there had been a substantial number of Internet-related initial public offerings and private venture financings. Since the second half of March 2000, the domestic and international stock markets have generally experienced a correction and the public trading prices, market capitalizations and valuations of many technology and Internet-related companies have significantly decreased. During this period, Internet-related initial public offerings and private venture financings have decreased in both number and size. As a result of this, the ability of our affiliate companies to grow and access the capital markets has been adversely affected.

Our existing stockholders may experience additional dilution of their ownership interests due to the issuance of shares of our common stock upon exercise or conversion of existing derivative securities, the future payment of dividends on issued and outstanding shares of our Series C Preferred Stock, the hiring of additional personnel, or in connection with future acquisitions of other companies.

         We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We currently have 100,000,000 shares of common stock that are authorized for issuance, of which we have issued 20,473,533 shares as of March 15, 2001. We may in the future issue up to 14,082,583 additional shares of our common stock to holders of our convertible securities as follows:

           Common stock purchase warrants                   3,156,312
           Series C Preferred Stock and related
              Warrants                                      4,073,737
           Series C Contingent warrant                      3,000,000
           Options to purchase shares of common
              stock granted to employees, consultants
              and advisory board members                    3,852,534
                                                           ----------
                                                           14,082,583
                                                           ==========

In addition, we are required to issue additional shares of our Series C Preferred Stock as payment of dividends to the holders of our issued and outstanding shares of our Series C Preferred Stock at the rate of 8% per annum. If these shares of Series C Preferred Stock remain issued and outstanding throughout 2001, we expect to issue approximately 0.3 million shares of our Series C Preferred Stock in payment of dividends during 2001. Each share of our Series C Preferred Stock is presently convertible at the election of the holder into one share of our common stock at any time.

         We may issue additional shares of our common stock in connection with

         o     future acquisitions;

         o     the hiring of additional personnel; and

         o for other valid business purposes within the discretion of our Board of Directors.

         Our issuance of these shares of common stock will also dilute the ownership interests of our existing stockholders.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

         The initial sale or secondary resale of substantial amounts of our common stock in the public markets can have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate. Since our operations have been funded primarily through the sale of restricted securities, a significant amount of our issued and outstanding securities have only recently been eligible for public resale. By virtue of registration rights which we granted in connection with our recently completed private financings, and by operation of Rule 144 of the Securities Act of 1933, as of December 31, 2000, we estimate that approximately 90% of the issued and outstanding shares of our common stock were eligible for public resale. In late March 2001, we released all contractual and resale restrictions covering approximately 2 million shares of our issued and outstanding common stock which were issued upon conversion of convertible promissory notes which we issued in 1998 and 1999. Accordingly, these shares are now eligible for public resale pursuant to Rule 144 of the Securities Act of 1933. The resale of these shares into the public market, or the mere perception that these resales could occur, could adversely affect the market price of our common stock and could impair our ability to obtain capital through securities offerings.

We may be required to take action inconsistent with our business strategy in order to avoid being classified as an investment company under the Investment Company Act of 1940.

         Our principal business strategy is to acquire a controlling interest in one or more operating businesses. However, due to our ownership of equity securities of our affiliate companies, we could be considered an "investment company" under the Investment Company Act of 1940, which regulates mutual funds and other entities which meet the definition of an "investment company." If we are required to register as an investment company, then we will incur substantial additional expense as the result of the Investment Company Act of 1940's record keeping, reporting, voting, proxy disclosure and other requirements. In addition, restrictions on transactions between an investment company and its affiliates under the Investment Company Act of 1940 would make it difficult, if not impossible, for us to fully implement our strategy of actively managing our subsidiaries. As a result, we intend to take whatever steps are necessary in order not to be required to register as an investment company, and may be forced to sell interests in affiliate companies which we otherwise would continue to hold. Such sales may be for less than fair market value due to the Company's need to dispose of the securities. A company is presumed to be an investment company under the Investment Company Act of 1940 if more than 45% of its total assets consists of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies it does not primarily control. Under the Investment Company Act of 1940, we are considered to primarily control a company if we own more than 25% of that company's voting securities and have more control than any other single owner. Currently we have less than 45% of our total assets comprised of and less than 45% of our income/loss over the prior four fiscal quarters derived from ownership interests in companies we do not primarily control.

Provisions of our charter, Delaware law and the agreements with our Preferred Stockholders may make more difficult a contested takeover of our Company.

         Certain provisions of our certificate of incorporation and the General Corporation Law of the State of Delaware (the "GCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the GCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Stock-based compensation has significantly increased and will continue to significantly increase our operating expenses.

         We have issued a significant amount of stock-based compensation to our employees, and this compensation has significantly increased and will continue to significantly increase our operating expenses. In fiscal 2000 and 1999, we recorded deferred compensation relating to compensatory stock options and restricted stock awards to our employees, consultants and members of our Board of Directors. As a result of these compensatory option grants and restricted stock awards, we recorded amortization of deferred compensation of $15.2 million to stock-based compensation during 2000. We will continue to record amortization of deferred compensation as these option and stock awards vest, thus reducing our earnings in future years.

Fluctuations in our quarterly results may adversely affect our stock price.

         Because we have acquired significant interests in early stage companies, many of which generate net losses, and since we plan to acquire middle market operating companies which may require us to record significant amounts of goodwill or assume or incur significant amounts of indebtedness, we have experienced, and expect to continue to experience, significant volatility in our quarterly results which has, and may continue to, adversely affect our stock price. We do not know if we will report net income in any period, and we expect that we will report net losses in many quarters for the foreseeable future. While our affiliate companies have consistently reported losses, we may have net income in certain periods and may experience significant volatility from period to period due to non-recurring transactions and other events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges. In addition, if we acquire an operating company whose business is subject to seasonal fluctuations, then we anticipate that we will experience additional volatility in our operating results.


RISKS GENERALLY APPLICABLE TO OUR AFFILIATE COMPANIES.

Each of our affiliate companies has a very limited operating history and has generated very limited, if any, revenues.

         Other than BrightStreet.com, Inc., our affiliate companies were all formed less than two years ago. Each of our affiliate companies is in the development stage and has generated very limited, if any, revenues. Accordingly, we have a limited historical basis on which to evaluate the future success of any of our affiliate companies.

Most of our affiliate companies will require significant additional financing to execute their business plans.

         Other than YesAsia, each of our affiliate companies only has sufficient capital resources to meet operating expenses for less than one year. Accordingly, most of our affiliate companies will require significant additional financing to execute their business plans. Although we intend to assist our affiliate companies in obtaining this financing, there is no assurance that these affiliate companies will be able to obtain this financing on a timely basis. If any of our affiliate companies are unable to obtain the required financing on a timely basis, then they may not be able to execute their business plans.

The success of our affiliate companies depends on the development of the e-commerce market, which is uncertain.

         All of our affiliate companies rely on the Internet for the success of their businesses. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not expand as an effective medium for the sale of products and services, then our affiliate companies may not succeed. For example, YesAsia and Swapit.com each allow consumers to purchase products over the Internet. If consumer use of the Internet to purchase goods and services does not continue to develop and expand, then these affiliate companies may not attract a sufficient customer base and their businesses may be adversely affected. In addition, if businesses do not continue to use or expand their use of the Internet for conducting business then some of our affiliate companies may not develop an adequate customer base to execute their business plans.

         A number of factors could prevent the long-term acceptance of e-commerce business, including the following:

         o the unwillingness of businesses to shift from traditional business processes to e-commerce processes;

         o the necessary network infrastructure for substantial growth in usage of e-commerce may not be adequately developed;

         o increased government and securities regulation or taxation may adversely affect the viability of e- commerce;

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

         The imposition of sales taxes on Internet sales would increase the effective cost of goods to purchasers from Metacat, YesAsia and Swapit.com and may result in lower sales. Currently, these affiliate companies are not required to charge any customer sales and usage tax, and there is a federally imposed moratorium on taxation of Internet transactions. However, the growth of Internet commerce is likely to lead state revenue agencies to pursue taxation on Internet sales. To the extent that states are successful in imposing taxes on Internet sales, the result will be an effective increase in the cost of goods purchased through Internet websites. Consumers may respond by shifting to traditional purchasing methods such as catalog sales which often do not impose sales tax or interstate shipments or store purchases which do not involve shipping costs.

Item 2.  Properties

         Our headquarters are located at Two Penn Center Plaza, Suite 605, Philadelphia, Pennsylvania where we lease approximately 3,000 square feet. In addition, we also lease office space in New York, New York. Our combined monthly rental is approximately $6,000.

Item 3.  Legal Proceedings

         On August 23, 1999, coolsavings.com, Inc. filed an action against Net Value, Inc. in United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that Net Value, Inc., through its Internet Web site and products, has committed acts of patent infringement by:

         o performing or completing steps of the methods and processes described and claimed in Patent No. 5,761,648;

         o actively inducing others to practice the methods and processes described and claimed in Patent No. 5,761,648 by, among other things, performing or completing steps of such methods and processes; and

         o offering to sell or selling a system or service for offering and providing targeted electronic certificates such as coupons, for use in practicing the methods and processes described and claimed in Patent No. 5,761,648.

         o Pursuant to the Asset Purchase Agreement which Net Value, Inc. entered into with BrightStreet.com, Inc. (f/k/a Promotion Acquisition, Inc.), BrightStreet has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims.

         In addition to damages, the complaint seeks both a preliminary and permanent injunction prohibiting Net Value, Inc. from further acts of infringement. Coolsavings.com, Inc. also seeks damages for willful infringement and attorneys' fees. On November 23, 1999, Net Value, Inc. filed its answer to this complaint as well as a counterclaim against coolsavings.com, Inc. seeking a declaratory judgment of invalidity and on infringement of Patent No. 5,761,648. On November 16, 2000, Brightstreet filed an amended answer and counterclaim further alleging the defense of inequitable conduct against coolsavings.com, Inc. The court has entered a discovery schedule, which is in the process of being revised, and both parties to the litigation have had some fact discovery. However, no trial date has been set in this matter. Brightstreet and coolsavings.com, Inc. have engaged in settlement discussions with the assistance of the court. However, no settlement has been reached. Unless and until coolsavings.com, Inc. makes a satisfactory settlement offer to Brightstreet, Brightstreet's current intentions are to vigorously defend itself against coolsavings' allegations. BrightStreet cannot estimate the amount of damages that it may incur if the court issues a final judgment concluding that Net Value, Inc. has infringed on coolsavings' patent.

         On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of our convertible promissory notes, filed suit against us in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to our covenant in the subscription agreement they executed, which required us to "use reasonable commercial efforts to register" the shares of our common stock underlying the convertible promissory notes "at some future date," we verbally agreed to register such shares in the first registration statement we filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. We have filed a motion to dismiss this lawsuit which is still pending. If the motion to dismiss is not granted, we believe we have meritorious defenses to this claim and intend to defend it vigorously.

         On October 12, 2000, Emergent Capital Investment Management, LLC filed suit against us and two of our officers in the United States District Court for the Southern District of New York contending that it was misled by statements made in connection with the offering of our Series C Preferred Stock which closed in March 2000. Specifically, the plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20 million and we actually raised $50 million. The plaintiff seeks a return of the $2 million purchase price for its shares of Series C Preferred Stock and damages in the amount of $1.7 million. Discovery has just commenced, and we believe that we have strong defenses to this action. Accordingly, at the present time, we believe that this action will not have a material adverse effect on our financial position.

         We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         Our common stock has been traded on The American Stock Exchange under the symbol STG since September 28, 2000. Previously, our stock was traded on the NASDAQ Over-the-Counter Bulletin Board Trading System under the symbol NETV. The table below sets forth for the high and low sales prices for our common stock, while traded on The American Stock Exchange, and the high and low bid for our common stock while traded on the NASDAQ Over-the-Counter Bulletin Board Trading System. The information is provided by The American Stock Exchange and the NASDAQ Trading and Market Services, respectively. The high and low bids reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    High        Low
                                                    ----        ---
       Year ended December 31, 1999
                First quarter                       6.375      4.750
                Second quarter                      7.687      4.500
                Third quarter                       6.312      3.812
                Fourth quarter                     13.437      3.562
       Year ended December 31, 2000
                First quarter                      35.750      7.125
                Second quarter                     16.750      4.000
                Third quarter                       4.938      1.875
                Fourth quarter                      2.375      0.313

As of March 15, 2001, there were 392 registered holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operations of our business and to fund our acquisition strategy.


Recent Sales of Unregistered Securities


         In March 2000, we issued an aggregate of 4,166,667 shares of our Series C Preferred Stock and warrants to purchase 416,667 shares of our common stock to Brown Simpson Strategic Growth Fund, Ltd., Brown Simpson Strategic Growth Fund, L.P., Catalyst Partners, L.P., TGT Capital Partners, LP, Narragansett I, LP, Emergent Capital Investment Management, LLC, Gavleborgs Lansforsakingar, N. Herrick Irrevocable Securities Trust (Howard Herrick, Trustee), Scout Capital Partners, L.P., Asset Management Holding Co., Halifax Fund, LP, Fisher Partners Fondkommission, AB, ACIE/NETVALUE, LLC, Montrose Investments, Ltd., Anegada Fund, Ltd., Tonga Partners, LP, Aspen International Ltd., Gilston Corporation Ltd., The Altar Rock Fund, L.P., Raptor Global Portfolio, Ltd., Martin H. Garvey, Eric Hauser, Michael Lauer, Lancer Partners, LP, Lancer Offshore, Inc., Bridgewater Partners, L.P., CSL Associates, Gladstone Equity Funds, Inc., Ogden Properties, Inc., Schottenfeld Associates, LP, Nicholas Stiassni and Suzanne Stiassni Co., Trustees of the Stiassni Family Trust and BNY Capital Partners, Inc., pursuant to Rule 506 in exchange for $50,000,000, of which we paid an aggregate of $1,305,240 and issued an aggregate of 35,000 shares of Series C Preferred Stock in commissions to two registered broker-dealers.

         In May 2000, we issued 113,214 shares of our common stock to Webmodal, Inc. in conjunction with a cash investment, pursuant to which we purchased 563,000 shares of Series A Preferred Stock of Webmodal, Inc. We issued these shares of common stock pursuant to Section 4(2) of the Securities Act of 1933.

         In March 2001, we issued 53,999 shares of our common stock to a group of 13 former employees pursuant to Section 4(2) of the Securities Act of 1933 in exchange for the cancellation of their options to purchase 1,059,917 shares of our common stock.

Item 6.  Selected Consolidated Financial Data

Consolidated Statement of Operations Data:
- -------------------------------------------

                                                                  Year ended December 31
                                     ----------------------------------------------------------------------------------
                                         2000             1999              1998             1997             1996
                                    ------------     ------------      ------------     ------------       -----------
Revenue                             $          -     $          -      $          -     $           -     $          -

Operating expenses                   (25,069,586)     (11,040,192)         (140,484)                -                -
                                    ------------     ------------      ------------     ------------       -----------
   Loss from operations              (25,069,586)     (11,040,192)         (140,484)                -                -

Equity in losses of Affiliate         (7,781,868)         (79,559)                 -                -                -
   Companies
Other income (expense)                (2,901,793)     (12,843,232)       (1,489,835)                -                -
                                    ------------     ------------      ------------     ------------       -----------
Net loss from continuing             (35,753,247)     (23,962,983)       (1,630,319)                -                -
operations

(Loss) gain from discontinued           (418,026)         131,887       (11,106,826)     (11,235,237)      (3,314,094)
   operations
                                    ------------     ------------      ------------     ------------       -----------
Net loss                             (36,171,273)     (23,831,096)      (12,737,145)     (11,235,237)      (3,314,094)

Preferred stock dividends            (45,750,830)      (6,605,261)      (15,250,500)      (1,181,250)                -
                                    ------------     ------------      ------------     ------------       -----------
Net loss to common stockholders     $(81,922,103)    $(30,436,357)     $(27,987,645)    $(12,416,487)      $(3,314,094)
                                    ============     ============      ============     ============       ===========
Basic and diluted net (loss)
   per common share -               $      (4.62)    $      (2.90)     $      (0.35)    $           -      $         -
   continuing operations

Basic and diluted net income
   (loss) per common share -        $      (0.02)    $       0.01      $      (5.59)    $      (6.88)      $     (3.55)
   discontinued operations

Basic and diluted weighted
  average common shares outstanding   17,657,913       10,557,953         4,711,351        1,084,700           934,810

Consolidated Balance Sheet Data:
- --------------------------------
                                                                      Year ended December 31
                                             --------------------------------------------------------------------------
                                                2000            1999            1998            1997           1996
                                             -----------     ------------     ----------     -----------    -----------

Cash and cash equivalents                   $29,099,651     $ 3,127,232      $     1,466    $         -      $       -
Working capital (deficit)                    28,075,012      (4,212,869)      (8,750,164)    (2,426,656)      (305,092)
Total assets                                 44,910,503      13,989,368          371,648               -             -
Long-term debt and redeemable preferred               -       4,516,174                -               -             -
   stock
Stockholders' equity (deficit)               43,325,605       1,701,240       (8,750,164)    (2,426,656)      (305,092)


Item 7. Management's Discussion and Analysis of Financial Condition and Results
       of Operations
- --------------------------------------------------------------------------------

         This discussion is intended to further the reader's understanding of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. This discussion also contains statements that are forward-looking. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in our other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof.

General

         Our principal business strategy is to acquire a controlling interest in one or more operating businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, or through other traditional means of increasing efficiency and profitability. Our objective is to acquire businesses that present a reasonable opportunity to establish or expand one or more lines of business by leveraging our financial, technological and employee resources. Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Our strategy was to acquire a significant equity interest in early-stage technology businesses and accelerate the achievement of their particular business goals and objectives by providing a broad range of business development services. As of March 15, 2001, we hold interests in nine such businesses (our "affiliate companies").

         We currently realize revenue and losses from the operating activities of our affiliate companies accounted for under the consolidation and equity methods of accounting. This generally includes all affiliate companies for which we have a voting ownership greater than 20%. We also realize income from the sale of our equity interests equal to the excess of the fair value of the proceeds received from the sale over our carrying value of the investment at the time of disposition. The decision to sell our equity interest in an affiliate company is based on a number of factors, including the affiliate company's business prospects and potential and whether or not our invested capital can be better applied to fund new acquisitions in connection with our new business strategy. Because we acquired interests in early-stage Internet companies, many of which were in the development stage, we have experienced and expect to experience, net losses as a result of these equity interests. Such losses totaled $7.8 million in fiscal 2000 and are recorded under "equity in losses of affiliate companies" within our consolidated statement of operations. Also, given the development stage of our existing affiliate companies, it is unlikely that we will record significant revenues from their operating activities in the near term. Rather, the income we derive, if at all, will more likely be from sales of our interests in our affiliate companies. This occurred when we sold our interest in College411 during fiscal 2000, and when we sold our interest in Webmodal during the first quarter of fiscal 2001. We believe that we are more likely to generate revenues from our subsidiaries' operations under our new business strategy since that strategy entails the acquisition of a controlling interest in an operating business.

         Our operating expenses primarily consist of stock based compensation, professional fees, salaries and benefits, and depreciation and amortization and totaled $25.1 million for fiscal 2000. However, stock-based compensation and depreciation and amortization are non-cash charges, and in fiscal 2000 we only used cash of $7.3 million to fund our general and administrative expenses, including salaries and wages, professional and consulting fees and office expenses. We incurred these expenses in connection with developing a network of early-stage technology companies and providing business services to these companies. While we still provide business services to our existing affiliate companies, our operating expenses are expected to significantly decrease as part of a reorganization we announced in the first quarter of fiscal 2001. Under the terms of the reorganization, we moved our corporate headquarters to Philadelphia, closed our San Francisco and Boston offices, and significantly reduced our workforce.

         Another significant component of our fiscal 2000 results is the deemed preferred stock dividend resulting from the issuance of our Series C Preferred Stock. In March 2000, at the time of issuance of our Series C Preferred Stock, the fair market value of our common stock was higher than the offering price of our Series C Preferred Stock of $12 per share. Since our Series C Preferred Stock was immediately convertible into shares of our common stock, this differential in price constituted a beneficial conversion feature as defined in the relevant accounting literature and resulted in a preferred stock dividend totaling $42.6 million. This dividend is a non cash charge and was accompanied by a corresponding increase to additional paid in capital thus leaving our aggregate cash and capital positions unchanged.

         We have experienced, and expect to continue to experience, significant volatility in our quarterly results. While our affiliate companies have consistently reported losses, we may have net income in certain periods due to non-recurring transactions and other events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarter, we evaluate:

         o the carrying value of our ownership interest in and advances to each of our affiliate companies for possible impairment based on achievement of business plan objectives and milestones; and,
         o the financial condition and prospects of the affiliate company.

         The business plan objectives and milestones we consider include those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the bringing to market of a major product or key service. If impairment is determined, the carrying value is adjusted to fair value. The fair value of our ownership interests in and advances to privately held affiliate companies is generally determined based on the value at which independent third parties have invested, or have committed to invest, in our affiliate companies.

Effect of Various Accounting Methods on our Results of Continuing Operations

         Several accounting methods affect the reported results and amounts contained within our financial statements presented in this annual report. The following significant accounting methods are presented in greater detail to further aid your understanding when reviewing our consolidated financial statements and related notes.

Accounting for Net Value, Inc.
- ------------------------------

         We began operations in October 1998, when in the first stage of a two-step process we acquired a controlling interest in Net Value, Inc., a developer and distributor of online promotional campaigns. Since, as a result of these transactions, the former Net Value, Inc. stockholders obtained a majority ownership interest of our common stock, the transaction was accounted for as a recapitalization of Net Value, Inc. Under a recapitalization, the historical financial statements presented are those of the company acquired, not those of the legal acquirer. Accordingly, the financial information included in our financial statements prior to October 1998 is that of Net Value, Inc. Subsequently, our financial statements include the combined results of Net Value, Inc. and our operations due to our controlling ownership of Net Value, Inc. and resulting assurance that a merger between us and Net Value, Inc. would ultimately be completed. In November 2000, we completed the merger by issuing 1,754,140 shares of our common stock to the remaining Net Value, Inc. shareholders in exchange for their minority interest in Net Value, Inc. Additionally, we assumed existing Net Value, Inc.'s outstanding common stock purchase warrants and vested stock options.

         Our consolidated financial statements also reflect the operations of Net Value, Inc. as a discontinued operation. This was necessitated when, in November 1999, we made the strategic decision to exit the development and distribution of online promotional campaign operations of Net Value, Inc. and sold substantially all of Net Value, Inc.'s assets to Brightstreet.com. Accordingly, the operating results and assets and liabilities of the discontinued online promotional campaigns have been segregated from continuing operations and reported as a separate line item on our consolidated financial statements.

Accounting for Stock-Based Compensation
- ---------------------------------------

         Stock-based compensation is a non-cash charge relating to the amortization of deferred compensation and the issuance of stock for services. We record deferred compensation when we make restricted stock awards or compensatory stock option or warrant grants to employees, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price and fair market value of our common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of our common stock. In the case of options granted to consultants or advisory board members, the amount of deferred compensation initially recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. We record deferred compensation as a reduction to stockholders' equity with an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock-based compensation over the performance period, which typically coincides with the vesting period of the stock-based award of 3 to 4 years.

Accounting for Affiliate Company Ownership
- ------------------------------------------

         The various interests that we acquire in our affiliate companies are accounted for under one of the following three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting ownership in an affiliate company.

         Consolidation. Affiliate companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an affiliate company's financial statements are reflected within our consolidated financial statements. At December 31, 2000, none of our affiliate companies were accounted for under this method. In those instances where we believe that our majority ownership is temporary and will be reduced below 50% within 12 months of obtaining our majority interest, we do not follow the consolidation method; rather we follow the equity method described below.

         Equity Method. Affiliate companies whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an affiliate company depends on an evaluation of several factors including, among others, representation on the affiliate company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the affiliate company, including voting rights associated with our holdings in common stock and preferred stock in the affiliate company. Under the equity method of accounting, our share of the earnings or losses of the affiliate company is reflected in the caption "Equity in Losses of Affiliate Companies" in the Consolidated Statements of Operations. Additionally, our excess investment cost over equity in each affiliate company's net assets is amortized over three years to "Equity in Losses of Affiliate Companies." We accounted for the following affiliate companies under this method:

                                                            Voting Ownership at
                                                                 December 31
                                                          ----------------------
                                           Affiliate
                                          Company Since      2000          1999
                                          -------------      ----          ----
         Axcellis (formerly AlarmX)           2000           69%            n/a
         Asset Exchange                       1999           20%             20%
         Metacat                              1999           47%            100%
         Seedra (formerly Flowergarage)       2000           46%            n/a
         Stonepath Europe                     2000           43%            n/a
         SwapIt                               1999           58%             11%
         Webmodal, Inc.                       1999           37%             12%

         Axcellis and SwapIt are not consolidated because we anticipate that our majority ownership is temporary and will be reduced below 50% within 12 months of obtaining our majority ownership. Metacat was consolidated in 1999 and accounted for under the equity method beginning in October 2000.

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

                  We have representation on the board of directors of all of the above affiliate companies. Most of our equity method affiliate companies are in an early stage of development and have not generated significant revenues. All of our equity method affiliate companies were formed less than two years ago and are expected to continue to incur substantial losses in 2001.

         Cost Method. Affiliate companies not accounted for under either the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. Our affiliate companies accounted for under the cost method of accounting were:

                                              Voting Ownership at December 31
                                              -------------------------------
                              Affiliate
                            Company Since           2000             1999
                            -------------           ----             ----
         Brightstreet.com        1999               14%              14%
         E-Quill                 2000                8%              n/a
         YesAsia                 1999                9%              11%

         Our cost method affiliate companies are in an early stage of development and have not generated significant revenues. In addition, our cost method affiliate companies have incurred substantial losses and are expected to continue to incur substantial losses in 2001.

Results of Operations

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

         The company reported a net loss to common stockholders of $81.9 million for the year ended December 31, 2000, ($4.64 per basic and diluted share) compared to a loss of $30.4 million ($2.89 per basic and diluted share) in the prior year. The 2000 year end results included non-cash charges totaling $66.8 million ($3.78 per basic and diluted share) relating to stock-based compensation, preferred stock dividends, depreciation and amortization, and other losses. Accompanying these fiscal 2000 non-cash charges was a corresponding increase to additional paid-in capital of $62.8 million. Thus this portion of the non-cash charges left our aggregate capital position unchanged. Of the remaining $15.1 million of losses, $7.3 million can be attributed to cash used for general and administrative expenses, offset by interest income of $2.1 million, $9.7 million can be attributed to equity in losses of affiliate companies and affiliate company impairment charges, and $.2 million to interest and dividends paid in cash.

         The following sections provide in greater detail the individual components of our results of operations on a line item basis and should be read in conjunction with our consolidated financial statements and related notes.

Stock-Based Compensation. Stock-based compensation is a non-cash expense resulting from the amortization of deferred compensation and the issuance of stock for services and totaled $15,887,067 and $7,320,695 for the years ended December 31, 2000 and 1999. The increase in stock-based compensation year over year is due to the hiring of a significant portion of our management team and usage of consultants in late 1999 and early 2000.

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the year ended December 31, 2000:


                                                                              Consultants and
                                                             Employees        Advisory Board               Total
                                                          ---------------    ------------------     ------------------
    Balance at beginning of year                           $  7,137,600         $  20,180,172         $  27,317,772
     Additions to deferred compensation                      20,325,684             4,195,356            24,521,040
     Cancellations and fair value adjustments                (9,223,100)          (16,666,296)          (25,889,396)
     Amortization to stock-based compensation                (7,560,254)           (7,617,438)          (15,177,692)
                                                            -----------          ------------          ------------
    Balance at December 31, 2000                            $10,679,930          $     91,794          $ 10,771,724
                                                            ===========          ============          ============


         During 2000, we also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of our common stock. We valued these services based on our closing stock market price of $28.375 on the date of issuance.

         Of the total unamortized deferred compensation relating to employees of $10,679,930, we expect to amortize into stock-based compensation $5,305,163, $3,992,113, $1,250,961, and $131,693 during 2001, 2002, 2003 and 2004, respectively. These amounts correspond to the vesting schedule of the underlying stock-based award. The amount of deferred compensation recorded and related amortization to stock-based compensation will increase with any future compensatory grants and decrease with any cancellations. At December 31, 2000, all outstanding option and warrant grants had exercise prices higher than the prevailing market price.

General and Administrative Expenses. Our general and administrative expenses have increased to $9,182,519 for the year ended December 31, 2000, compared to $3,719,497 for the prior year. This increase is due to the execution of our operating plan and the expansion of our operations, beginning in mid-1999 and continuing through 2000. We anticipate a decrease in our general and administrative expenses due to our office closures and our change in business strategy commencing the first quarter of 2001. The following is a schedule of the significant components that comprise general and administrative expense:

                                                         Year ended December 31
                                                        ------------------------
                                                            2000         1999
                                                        ----------    ----------
    Professional fees                                   $2,569,431    $1,150,315
    Salaries and benefits                                1,830,137       387,828
    Depreciation and amortization                        1,620,855       578,906
    Marketing                                              838,791         3,350
    Other general and administrative                     2,323,305     1,599,098
                                                        -----------   ----------
    Total                                               $9,182,519    $3,719,497
                                                        ==========    ==========

         Professional fees consist primarily of legal and accounting fees associated with our SEC filings, annual and interim audit services, and general corporate matters. The increase in salaries and benefits expense over the prior year is due to our active recruitment of employees during early 2000. Salaries and benefits include employee cash compensation and medical and dental insurance coverage.

         Depreciation and amortization consists of depreciation associated with our furniture and equipment and the amortization of goodwill attributable to our acquisition of Strategicus Partners, Inc. in July 1999. Marketing expense consists primarily of expenses associated with our name change, market positioning, and branding strategies. Other general and administrative consists primarily of travel-related, office, and other operating expenses.

Interest Income. Our interest income for 2000 totaled $2,080,140 compared to $60,526 for the prior year. Interest income consists of the interest earned on our cash and cash equivalents balances, which increased due to the sale of our Series C Preferred Stock in March 2000.

Interest Expense.  Interest expense consists of:
                                                      -----------------------
                                                       Year ended December 31
                                                      -----------------------
                                                        2000           1999
                                                      --------    -----------

     Interest expense based on stated interest        $98,532     $   761,512
       rates
     Non-cash charge: beneficial conversion
       features on convertible promissory notes            --      11,164,645
       and debentures
     Non-cash charge: value of warrants                    --         454,000
                                                      -------     -----------
     Total                                            $98,532     $12,380,157
                                                      =======     ===========

         The non-cash charge is the result of beneficial conversion features attached to our convertible promissory notes and convertible debentures issued in 1999 that allowed the holders to convert their notes and debentures into shares of our common stock at rates that were below market at the time of issuance. These promissory notes and debentures were repaid in full in 2000 through cash payments or the issuance of stock pursuant to the original conversion terms.

Other loss, net.  Other loss consists of:
- ----------------

                                                      Year ended December 31
                                                 ------------------------------
                                                     2000              1999
                                                 -----------        -----------

     Gain on sale of College411 holdings         $ (195,088)        $        --
     Litigation settlement                        1,235,447                  --
     Affiliate Company impairment charges         1,891,282                  --
     Goodwill impairment charge                   1,976,781                  --
     Other                                          (25,021)                 --
                                                 ----------         -----------

                                                 $4,883,401         $        --
                                                 ==========         ===========

         In May 2000, College411 was merged into a wholly owned subsidiary of Student Advantage, Inc. whereby the College411 stockholders received .0144 shares of Student Advantage common stock for every share of College411 common stock which they owned on the date of the merger. As a result of this merger, we received 55,621 shares of Student Advantage's common stock. The fair market value of Student Advantage's common stock received, based on publicly quoted market prices, was $245,077, which exceeded the carrying value of our investment in College411 by $195,088. Accordingly, we recorded a $195,088 gain as a result of this transaction.

         In August 2000, we entered into a settlement agreement for our legal claims with Douglas Spink, our former Chief Technology Officer and director. The litigation centered on the number of shares of common stock which Mr. Spink was entitled to receive following the termination of his employment from the Company. Under the terms of the agreement, Mr. Spink agreed to allow us to reacquire for cancellation 1,212,876 shares of the 2,047,876 common shares originally issued to him. The settlement agreement allowed Mr. Spink to retain ownership of 835,000 common shares, consisting of 504,532 previously vested shares and an additional 330,468 shares vested as part of the settlement. The vesting of these additional 330,468 shares resulted in a charge to Other Loss of $1,197,947 equal to the fair value of such shares on the date of settlement. Additionally, we paid $37,500 in severance to Mr. Spink as required by the settlement agreement.

         We recorded impairment charges of $1,891,282 for the other than temporary decline in the carrying value of three of our affiliate companies accounted for under the equity method. From the date of our initial acquisition of ownership interests and subsequent advances and investments, our funding to these affiliate companies represented all of the outside capital the companies had available to fund their operations. Once it was determined that these companies were unable to obtain further rounds of financing necessary to sustain operations or that substantial doubt existed over the companies' ability to repay advances made, we recorded an impairment charge to reduce the remaining carrying value of our ownership interest in or advances to these companies to zero.

         In December 2000, we recorded an impairment charge of $1,976,781 to write-off our remaining goodwill balance. This goodwill arose solely from our June 1999 acquisition of Strategicus Partners, Inc. Due to the significant adverse changes in the business climate affecting early stage technology companies, we changed our business strategy to focus on acquiring controlling interests in operating companies. In connection with this change, we performed an impairment analysis on the remaining un-amortized goodwill balance of the Strategicus acquisition. Future undiscounted cash flows were determined to be less than the carrying value of goodwill and we determined that the goodwill had no remaining fair value. Accordingly, we reduced the remaining unamortized goodwill balance to zero.

Equity in losses of Affiliate Companies. Equity in losses of affiliate companies for the year ended December 31, 2000 amounted to $7,781,868 compared to $79,559 for the prior year. These amounts represent our proportionate share of the losses of our affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. During the year ended December 31, 2000, College411, AssetExchange, Axcellis, Webmodal, SwapIt, Seedra, Metacat, E-Quill and Stonepath Europe were accounted for under the equity method of accounting. During the year ended December 31, 1999, College411, AssetExchange, and SwapIt were accounted for under the equity method. Our equity in losses will decrease when our affiliate companies report earnings and as the excess of our investment over our equity interest in the net assets of the affiliate companies is amortized to zero. We expect to continue to incur equity losses given the early stage development of our affiliate companies.

Net Loss From Continuing Operations. We have had net losses from continuing operations for each period since inception. This amount can fluctuate significantly from period to period, depending on the operating results of our affiliate companies and other non-recurring transactions. For the year ended December 31, 2000 and 1999, our net loss from continuing operations was $35,753,247 and $23,962,983, respectively. We are accumulating this amount to the maximum extent allowable by law into our federal and state net loss carry forwards to be available to offset future taxable income, if any.

Discontinued Operations. In November 2000, we completed the merger with Net Value, Inc. by issuing 1,754,140 shares of our common stock to the Net Value, Inc. shareholders in exchange for the remaining minority interest in Net Value, Inc. In preparation for the merger, we negotiated with former creditors to settle various outstanding debt instruments and liabilities that remained obligations of Net Value, Inc. and during the year ended December 31, 2000, we recorded a loss from discontinued operations of $418,026 from the settlement of these liabilities. We expect to settle the remaining liabilities on favorable terms.

Preferred Stock Dividends
- -------------------------

The components of the preferred stock dividends are as follows:

                                                     ---------------------------
                                                       Year ended December 31
                                                     ---------------------------
                                                         2000            1999
                                                     -----------      ----------

 Series B Preferred Stock cash dividend              $   108,464      $       --
 Series C Preferred Stock dividend payable in
   kind                                                3,034,039              --
 Non-cash charge: beneficial conversion feature
   on Series A Shares                                         --       5,955,261
 Non-cash charge: beneficial conversion feature
   on Series B Shares                                         --         650,000
 Non-cash charge: beneficial conversion feature
   on Series C Shares                                 42,608,327              --
                                                     -----------      ----------
                                                     $45,750,830      $6,605,261
                                                     ===========      ==========

         The Series B Preferred Stock dividend was paid in cash in February 2000, when the holders converted their shares of Series B Preferred Stock into shares of our common stock. We will not incur this dividend in future periods as all shares of the Series B Preferred Stock have been entirely converted into common shares.

         The Series C Preferred Stock dividend is at 8% and payable in additional shares of Series C Preferred Stock on a quarterly basis and therefore does not represent a cash obligation. We will continue to incur this dividend until all shares of the Series C Preferred Stock are converted to common stock or otherwise redeemed.

         At the time of issuance of our Series C Preferred Stock, the fair market value of our common stock was higher than the offering price of our Series C Preferred Stock of $12 per share. As shares of the Series C Preferred Stock are convertible into shares of our common stock, this differential in price constitutes a beneficial conversion as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, we recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Preferred Stock and was recognized immediately as a preferred stock dividend as the Series C Preferred Stock is convertible into shares of common stock at any time at the election of the shareholder.

Twelve Months ended December 31, 1999 Compared to the Twelve Months Ended December 31, 1998

Continuing Operations
- ---------------------

Stock-Based Compensation. Stock-based compensation relating to continuing operations, a non-cash charge resulting from restricted stock awards and compensatory option grants, totaled $7,320,695 for the year ended December 31, 1999. We did not incur a corresponding expense for the year ended December 31, 1998 due to the fact that our management team was not hired until 1999. The following table shows the amount of deferred compensation, the related amortization to stock-based compensation included in operating expense, and the resulting unamortized deferred compensation associated with our continuing operations. Amortization of deferred compensation relating to Net Value, Inc.'s discontinued operations for the year ended December 31, 1999 of $1,771,168 is not reflected in the schedule below. In addition, the cancellation of stock options held by former Net Value, Inc. employees resulted in a reduction of deferred stock-based compensation of $1,487,984, which also is not reflected below.


                                                                              Consultants and
                                                             Employees         Advisory Board            Total
                                                            -----------       ----------------       ------------
    Balance at beginning of year                            $        --          $        --          $        --
     Additions to deferred compensation                      10,916,048           21,433,095           32,349,143
     Amortization to stock-based compensation                (3,778,448)           (1,252,923)         (5,031,371)
                                                            -----------           -----------         -----------
    Balance at December 31, 1999                            $ 7,137,600           $20,180,172         $27,317,772
                                                            ===========           ============        ===========


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

General and Administrative Expenses. Our general and administrative expenses have increased significantly from $140,484 in 1998 to $3,719,497 in 1999 due to the execution of our operating plan and the expansion of our operations. The following is a schedule of the significant components that comprise general and administrative expenses:

                                                  Year ended December 31
                                             --------------------------------
                                                1999                   1998
                                             ----------              --------
       Professional fees                     $1,150,315              $129,878
       Goodwill amortization                    578,906                    --
       Salaries and benefits                    387,828                    --
       Other general and administrative       1,602,448                10,606
                                             ----------              --------
       Total                                 $3,719,497              $140,484
                                             ==========              ========

         Professional fees consist primarily of legal and accounting fees associated with our corporate transactions and audit services.

         Goodwill amortization includes the amortization expense attributable to our acquisition of Strategicus Partners, Inc. in July 1999. Total goodwill for our merger with Strategicus Partners, Inc. was approximately $3.8 million which is being amortized on a straight-line basis over three years.

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

         The following is a schedule of the significant components that comprise interest expense:

                                                Year ended December 31
                                         --------------------------------
                                           1999                   1998
                                        -----------            ----------
  Beneficial conversion features:
     8% convertible debentures           $6,448,520            $1,441,399
     12% convertible debentures           4,270,125                    --
     10% convertible promissory note        446,000                    --
  Value of warrants related to the 10%
     convertible promissory note            454,000                    --
  Interest expense based on stated
     interest rates                         761,512                    --
                                        -----------            ----------
  Total                                 $12,380,157            $1,441,399
                                        ===========            ==========


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

Discontinued Operations. In 1999 we incurred a loss from discontinued operations relating to Net Value, Inc. of $6,370,776 compared to a loss of $11,106,826 in 1998. Net Value, Inc. did not recognize any revenues in 1999. The decreased loss was primarily due to decreased operating, consulting, and system development expenses incurred by Net Value, Inc. following management's decision to sell its operations to third party investors. Gain on disposal of discontinued operations relates to the December 1999 sale of substantially all of the assets of Net Value, Inc. to BrightStreet.com (f/k/a Promotions Acquisitions, Inc.), a newly formed corporation formed by the former management team of Net Value, Inc.. Net Value, Inc. received $2 million in cash and 2,958,819 shares of common stock of BrightStreet.com in exchange for substantially all of Net Value, Inc.'s assets and assumption by BrightStreet.com of approximately $1.6 million of liabilities. We recognized a gain on the sale of $6,502,663, representing the excess of the fair value of the stock and cash received over the carrying value of the assets sold and liabilities assumed.

Net Loss From Continuing Operations. We have had a net loss from continuing operations for each period since inception. This amount can fluctuate significantly from period to period, depending on the operating results of our affiliate companies and other non- recurring transactions. For the year ended December 31, 1999, our net loss from continuing operations was $23,962,983. We are accumulating this amount into our federal and state net loss carryforwards to offset future taxable income, if any.

Changes in Financial Position, Liquidity and Capital Resources

         Our current operations do not generate sufficient operating funds to meet our cash needs and, as a result, we have funded our operations with a combination of equity and debt proceeds. We ultimately expect to fund our operations from the cash flows of our future ownership interests in operating companies and from the sale or cash flows of our interests in existing affiliate companies. Currently however, our affiliate companies do not generate sufficient earnings to pay dividends or otherwise make distributions to us. Furthermore, we do not expect to receive such dividends within the next twelve months due to the fact that each of our affiliate companies is in an early stage of development. Until we receive dividends from our affiliate or operating companies or realize cash proceeds from the sale of interests in our affiliate companies, if at all, we will remain dependant on our existing cash and on outside sources of capital to fund our operations.

         During fiscal December 31, 2000, we used approximately $7.3 million to fund our general and administrative expenses, including salaries and wages, professional and consulting fees and office expense. In addition, we repaid in full all of our outstanding convertible debentures and convertible promissory notes through payments of $72,431 and the issuance of 2,354,947 shares of our common stock and warrants to purchase 281,547 shares of our common stock. We expect our expenses to significantly decrease as part of a reorganization we announced in the first quarter of fiscal 2001. Under the terms of the reorganization, we moved our corporate headquarters to Philadelphia, closed our San Francisco and Boston offices, and significantly reduced our workforce.

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

         In June 2000, we received repayment in full, plus accrued interest, of our advances to College411 totaling $75,000 in connection with their merger into a wholly owned subsidiary of Student Advantage, Inc., and in December 2000, we received $30,000 from Axcellis as repayment of an outstanding note on its scheduled due date. Additionally, we received $100,000 in October 2000, from the sale of a portion of our ownership interest in Webmodal.

         During the year ended December 31, 2000, we made the following cash investments and advances to our affiliate companies:

                   Asset Exchange, Inc.                       $     30,000
                   Axcellis (f.k.a. AlarmX.com)                  1,530,000
                   College 411                                      25,000
                   E-Quill                                         450,000
                   Industrial Vortex                             1,650,000
                   Metacat                                         540,000
                   Seedra (f.k.a. Flowergarage)                  1,250,000
                   Stonepath Europe                                100,000
                   SwapIt.com                                    5,450,000
                   Webmodal                                      4,500,000
                   YesAsia.com                                     300,000
                                                              ------------
                                                              $ 15,825,000
                                                              ============

         As of December 31, 2000, we had on hand existing cash and cash equivalents of approximately $29.1 million. Our cash position increased during the first quarter of 2001 when we completed the sale of our interest in Webmodal for aggregate proceeds of $7.0 million. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and investment requirements for at least the next twelve months and for the foreseeable future. However, our long-term liquidity needs are dependant primarily on the number of future acquisitions of interests in new companies and the extent to which we participate in subsequent rounds of financings of our existing affiliate companies. In the future, we may be required to curtail or reduce the scope of our acquisition activities to satisfy our long-term liquidity needs. Alternatively, we would be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders. We are not certain that these funds would be available on terms that are satisfactory to us, or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in money market funds and investment grade securities with remaining maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

Item 8.  Financial Statements

         Our financial statements for the years ended December 31, 2000, 1999, and 1998, respectively and footnotes related thereto are included within Item 14(a) of this Report and may be found at pages F-1 through F-31.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Our directors and executive officers as of March 15, 2001 were as follows:


        Andrew P. Panzo                      36   Chairman of the Board of Directors and Chief Executive Officer
        Lee C. Hansen                        34   President and Director
        Stephen M. Cohen                     44   Managing Director, General Counsel and Secretary
        James F. Elwell                      33   Vice-President - Finance and Treasurer/Principal Accounting Officer
        Darr Aley                            35   Director
        Stephen George                       33   Director
        David R. Jones (1)                   52   Director
        Aloysius T. Lawn, IV (1)             42   Director
        Robert McCord                        42   Director
        Michela O'Connor-Abrams (1)          43   Director

- -----------------
(1) Member of Audit Committee and member of Compensation Committee


The following is a brief summary of the business experience of the foregoing directors and executive officers.

         Andrew P. Panzo has served as our Chairman and Chief Executive Officer since January 1999. From October 1993 to June 1999, Mr. Panzo was a managing director at American Maple Leaf Financial Corporation, a boutique investment banking firm located in Philadelphia, Pennsylvania. Mr. Panzo was one of the original founders of Net Value, Inc. in September 1996. Mr. Panzo currently serves on the Board of Directors of Net Value, Inc. Mr. Panzo received a BS in Finance from the University of Connecticut and a Masters degree in Finance and International Business from Temple University.

         Lee C. Hansen has served as our President since October 1, 1999 and as one of our directors since April 2000. Prior to joining our management team, Mr. Hansen was Senior Vice President of Corporate Strategy and Development at Bank of America Corporation from May 1997 to September 1999, where he managed strategic projects and merger and acquisition activities for the firm's managing committee. From July 1993 to April 1997, Mr. Hansen served as a Vice President in various investment banking groups at Bank of America Corporation. Mr. Hansen currently serves on the Board of Directors of Axcellis, and AssetExchange. Mr. Hansen received an MBA from the J.L. Kellogg Graduate School at Northwestern University and a BS/BA from Bucknell University.

         Stephen M. Cohen has served as our Managing Director, General Counsel and Secretary since June 2000. Prior to that, Mr. Cohen served as Senior Vice President since April 2000. Since 1980, Mr. Cohen has been engaged in the practice of law, having most recently been a shareholder of Buchanan Ingersoll Professional Corporation from March 1996 to April 2000 and a partner of Clark Ladner, Fortenbaugh & Young from March 1990 to March 1996. Mr. Cohen's practice focused on corporate finance and federal securities matters. He received a B.S. from the School of Commerce and Finance of Villanova University, a J.D. from Temple University and a L.L.M. in Taxation from Villanova University School of Law.

         James F. Elwell has served as our Vice President-Finance and Controller since February 2000 and as our Treasurer since June 2000. Prior to joining our management team, Mr. Elwell was a Senior Manager at Ernst & Young, LLP from October 1990 through February 2000, where he practiced public accounting and led engagements over securities offerings, acquisitions, dispositions and financial audits for clients within the financial services industry. Mr. Elwell received a BA in Economics from the University of California at Berkeley.

         Darr Aley has served as a member of our Board of Directors since July 1999. Mr. Aley is also the chief technology officer of Epylon.com, Inc. Prior to joining our Board of Directors, Mr. Aley was Vice President of Corporate Development at Lycos, Inc. from August 1998 to August 1999, where he was responsible for developing Internet joint ventures and strategic alliances. From December 1997 to August 1998, Mr. Aley worked at WhoWhere.com, a search engine that enables users to locate a person's home and e-mail address. From December 1996 to December 1997, Mr. Aley worked at Zip Two, a venture capital firm. From December 1994 to December 1996, Mr. Aley worked at Soft Bank, a venture capital firm. Mr. Aley currently serves on the Board of Directors of Metacat, Inc. Mr. Aley received a BA from the University of New Hampshire.

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

         David Jones has served as a member of our Board of Directors since September 2000. Mr. Jones has been President of DR Jones Financial, Inc., a privately-held consulting firm since its formation in September 1995. He is presently a director of Financial Asset Securities Corporation, an affiliate of Greenwich Capital Markets, Inc. Prior to forming DR Jones Financial, Inc., Mr. Jones was Senior Vice President-Asset Backed Finance of Greenwich Capital Markets, Inc. from 1989 to 1995. Mr. Jones served as a Vice President, and subsequently as a Managing Director of The First Boston Corporation, an investment banking firm, from 1982 to 1989 and as Manager-Product Development of General Electric Credit Corp., an asset-based lender and financial services company, from 1981 to 1982. Mr. Jones is a graduate of Harvard College and has a Masters Degree in business administration from the Amos Tuck School of Business Administration.

         Al Lawn has served as a member of our Board of Directors since February 2001. Mr. Lawn is also the Executive Vice President - General Counsel and Secretary of TALK.com, an integrated communications service provider with programs designed to benefit the residential and small business markets. Prior to joining Talk.com in 1996, Mr. Lawn was an attorney in private practice with extensive experience in private and public financings, mergers and acquisitions, securities regulation and corporate governance from 1985 through 1995. He graduated from Yale University and Temple University School of Law.

         Robert McCord has served as a member of our Board of Directors since March 2001. He is also a Managing Director of PA Early Stage, a Safeguard Scientifics fund. At PA Early Stage, which he co-founded in 1997, Mr. McCord specializes in business development for their portfolio companies. He also serves as President & CEO of the Eastern Technology Council, a consortium of more than 1,200 technology-oriented companies. At the Technology Council he provides contacts, capital and information for senior executives. Mr. McCord co-founded and serves as a Principal of the $20 million Eastern Technology Fund, which provides seed and early-stage funding for technology companies in the Eastern Corridor. Previously, he served as Vice President of Safeguard Scientifics, Inc., a leader in identifying, developing and operating premier technology companies. Before joining Safeguard, Mr. McCord spent a decade on Capitol Hill where he served as Chief of Staff, Speechwriter and Budget Analyst in a variety of congressional offices. He specialized in budget and deregulatory issues and, as CEO of the bipartisan Congressional Institute for the Future, he ran a staff which tracked legislation and provided policy analyses and briefings. He earned his bachelor's degree, with high honors, from Harvard University and his MBA from the Wharton School.

         Michela O'Connor Abrams served as a member of our Board of Advisors from January 2000 until her appointment as a member of our Board of Directors in September 2000. Ms. O'Connor Abrams has served as President of the Business Division of Imagine Media, Inc. and Publisher of Business 2.0 since November 1999. Ms. O'Connor Abrams has over 16 years of experience in publishing, trade show management, Internet strategies, online branding and strategic business development. Prior to joining Imagine Media, Inc., Ms. O'Connor Abrams served as President and Chief Executive Officer of Computerworld from March 1999 to November 1999. From January 1996 to January 1999, Ms. O'Connor Abrams was Chief Operating Officer of ZD Events which produces industry-leading expositions and conferences. From 1991 to 1996, Ms. O'Connor Abrams was a Publisher and Group Vice President of McGraw Hill. Ms. O'Connor Abrams is currently a member of the Board of Directors for Bow Street Software, Clickability and AuctioNet.com. She holds a BS in Journalism from California Polytechnic University at San Luis Obispo.

Compliance with Section 16(a) of The Securities Exchange Act
- ------------------------------------------------------------

         Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during fiscal 2000 all reporting persons timely complied with all filing requirements applicable to them.

Item 11. Executive Compensation

         The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2000 to or for the benefit of our Chief Executive Officer and our other executive officers whose cash compensation exceeded $100,000 (the "Named Executive Officers").

Summary Compensation Table

                                                                                        Long-term
                                                                                       Compensation
                                                     Annual Compensation                  Awards
                                                 -----------------------------         ------------
                                                                                         Number of            All Other
        Name & Principal Position                     Salary          Bonus               Options           Compensation
- -------------------------------------                --------       ----------          ----------          -------------
Andrew P. Panzo                          2000        $148,147               -                    -                      -
Chairman of the Board of Directors       1999        $ 87,500               -            1,020,000                      -
and Chief Executive Officer              1998               -               -                    -                      -

Lee C. Hansen                            2000        $150,000               -                    -                      -
President and Director                   1999        $ 34,615               -              900,000                      -
                                         1998               -               -                    -                      -

Stephen M. Cohen                         2000        $103,927               -              300,000                      -
Managing Director, General Counsel       1999               -               -                    -                      -
and Secretary                            1998               -               -                    -                      -

Thomas Aley                              2000        $150,000               -              900,000                      -
Former Managing Director -               1999        $ 23,077        $ 50,000                    -                      -
Business Development                     1998               -               -                    -                      -


Employment Agreements

         In June 1999, we entered into a three year employment agreement with Mr. Panzo. In addition to an annual salary of $150,000, Mr. Panzo's employment agreement provides for bonus compensation at the discretion of our Board of Directors. Pursuant to the employment agreement, Mr. Panzo is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. Mr. Panzo's employment agreement provides he is entitled to receive options to purchase 1,200,000 shares of our common stock. Options to purchase 120,000 shares of common stock vested immediately and the remainder of the options will vest pro rata on a monthly basis over a three year period. Mr. Panzo may exercise these options for five years following their vesting date at an exercise price of $1.00 per share. In September 1999, Mr. Panzo agreed to reduce his option award and surrendered 180,000 options. At December 31, 2000, Mr. Panzo holds options to purchase 1,020,000 shares of our common stock.

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

         In February 2000, we entered into a letter agreement with James F. Elwell pursuant to which Mr. Elwell will serve as Treasurer, Principal Accounting Officer, and Vice President-Finance. This agreement provides Mr. Elwell with an annual salary of $120,000. We awarded Mr. Elwell options to purchase 120,000 shares of common stock at an exercise price of $10.032 per share. Options to purchase 30,000 shares of common stock vested on February 28, 2001, and the remaining options to purchase 90,000 shares of common stock vest pro rata on a monthly basis from March 1, 2001 through February 28, 2004. This agreement may be terminated at any time by Stonepath Group or Mr. Elwell without advance notice. Additional options have been granted to Mr. Elwell under the Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan.

Change in Control Arrangements

         Several of the aforementioned employment agreements provides the employee with the following rights upon a change of control:

         Andrew Panzo: If Mr. Panzo terminates his employment agreement due to a change in control, then we must continue to pay him his salary and bonus, based upon the average annual bonus paid to him prior to termination of his employment, for the lesser of one year from the date of termination of his employment agreement or the remaining original three year term of his employment agreement. In addition, all of Mr. Panzo's unvested stock options shall immediately vest as of the termination date of his employment agreement due to a change in control.

         Lee Hansen: If Mr. Hansen terminates his employment agreement due to a change in control, then we must continue to pay him his salary and bonus, based upon the average annual bonus paid to him prior to termination of his employment, for the lesser of one year from the date of termination of his employment agreement or the remaining original three year term of his employment agreement.

         Stephen Cohen: If Mr. Cohen terminates his employment agreement due to a change in control that occurs after September 21, 2000, then we must continue to pay him his salary and bonus, based upon the average annual bonus paid to him prior to termination of his employment, for the lesser of one year from the date of termination of his employment agreement or the remaining original term of his employment agreement. In addition, all of Mr. Cohen's unvested stock options shall immediately vest as of the termination date of his employment agreement.

         In each of these employment agreements, a change in control is defined as the occurrence of any one of the following:

         o any "person" as such term is used in Sections 3(a)(9) and 13(d) of the Securities Exchange Act of 1934, other than one of the subsidiaries or affiliates becomes a "beneficial owner," as such term is used in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, of 50% or more of any class of issued and outstanding capital stock which ownership interest constitutes 50% or more of all issued and outstanding voting shares; or

         o the majority of the members of the Board of Directors consists of individuals other than members of the Board of Directors on the date of the employment agreement, provided that persons elected to the Board of Directors whose election or nomination was supported by one-half of the directors at the date of the employment agreement shall be considered a member of the Board of Directors as of the date of the employment agreement.

Directors Compensation

         Messrs. Panzo, Hansen, Aley and George receive no compensation for serving on the Board except for reimbursement of reasonable expenses incurred in attending meetings. Pursuant to agreements which we entered into with each of them, Messrs. Jones, Lawn, and McCord and Mrs. O'Connor-Abrams are paid $1,250 per month, provided that each member attends 75% of all meetings. Messrs. Jones, Lawn, and McCord and Mrs. O'Connor-Abrams each received an option to purchase 50,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant. In addition to his compensation as a Director, Mr. McCord also receives compensation under a consulting agreement as further described in "Item 13.--Certain Relationships and Related Transactions."

         The following table sets forth information on option grants in fiscal 2000 to the Named Executive Officers.

Option Grants in Last Fiscal Year

                                   % of Total
                                    Options                Market                    Potential Realizable Value at Assumed
                      Number of    Granted to              Price on                       Annual Rates of Stock Price
                       Options    Employees in  Exercise    Date of    Expiration         Appreciation for Option Term
        Name           Granted    Fiscal Year     Price      Grant        Date           0%           5%           10%
- --------------------------------------------------------------------------------------------------------------------------------
Andrew P. Panzo                -             -          -          -       n/a                 -            -             -
Lee C. Hansen                  -             -          -          -       n/a                 -            -             -
Stephen M. Cohen         300,000        10.57%     $ 6.75     $ 6.75   April, 2010             -   $1,273,512   $ 3,227,328
Thomas Aley              900,000        31.71%     $ 1.00     $ 6.75   April, 2010    $5,175,000   $8,995,535   $14,856,985


         The following table sets forth information concerning year end option values for fiscal 2000 for the Named Executive Officers. All options were out-of-the-money based on the closing bid price of our common stock on December 31, 2000 of $0.50.

Fiscal Year End Option Values

                                                                                                Value of Unexercised
                               Shares                           Number of Unexercised           In-the-Money Options
                            Acquired on         Value        Options at Fiscal Year End          at Fiscal Year End
         Name                 Exercise        Realized       Exercisable   Unexercisable     Exercisable    Unexercisable
- ----------------------     ---------------    ----------     -----------   --------------    -----------    --------------
Andrew P. Panzo                  -                    -         600,000          420,000             -                 -
Lee C. Hansen                    -                    -         427,500          472,500             -                 -
Stephen M. Cohen                 -                    -          50,000          250,000             -                 -
Thomas Aley                      -                    -         316,667          583,333             -                 -


Stock Options
- -------------

         Effective as of June 1, 2000 (with amendments effective as of July 31,
2000), Stonepath Group adopted and implemented the "Amended and Restated Net Value Holdings, Inc. 2000 Stock Incentive Plan," (the "Plan") which covers 5,000,000 shares of common stock. Under its terms, employees, officers and directors of Stonepath Group and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards, and, upon approval of the Proposal by stockholders, will be eligible to receive incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for Stonepath Group or its subsidiaries are eligible to receive non-qualified stock options under the Plan. The Plan is administered by the Board of Directors or a committee designated by the Board of Directors. All stock options granted under the Plan are exercisable for a period of up to ten (10) years from the date of grant. Stonepath Group may not grant incentive stock options pursuant to the Plan at exercise prices which are less than the fair market value of common stock on the date of grant. The term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the issued and outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of common stock on the date of grant. The Plan contains certain limitations on the maximum number of shares of common stock that may be awarded in any calendar year to any one individual for the purposes of Section 162(m) of the Code. As of March 15, 2001, options to purchase 442,528 shares of common stock were outstanding under the Plan. These stock options have exercise prices ranging from $0.50 to $6.38 per share.

         In addition to the stock options covered by the Plan, Stonepath Group has outstanding options to purchase 2,964,106 shares of common stock. These options were issued in private transactions prior to the adoption of the Plan by the Board of Directors. At March 15, 2001, these options were outstanding at the following exercise prices:

                                Number of Stock Options         Exercise Price
                                -----------------------         --------------

                                      2,278,333                   $1.00
                                        435,625               $1.01  - $7.00
                                        149,592               $7.01  - $11.00
                                        100,556               $11.01 - $20,00
                                -----------------------
                                      2,964,106

Item 12. Security Ownership of Executive Officers, Directors and Beneficial Owners of Greater Than 5% of the Company's Voting Securities

         The following tables set forth information regarding the beneficial ownership of our common stock and our Series C Preferred Stock by the directors, the Named Executive Officers, the directors and Named Executive Officers as a group, and holders or more than five percent of either class of our voting securities:

                                  Common Stock
                                  ------------

                                                   Amount and Nature
                                                          of
                                                      Beneficial
                                                      Ownership of
                                                   Common Shares as   Percentage
                       Name                         of 3/15/01 (1)     of Class
                       ----                         --------------     --------

   Rozel International Holdings, Ltd. (2)                1,869,852        9.1%

   Andrew P. Panzo (3)                                     879,476        4.1%

   Lee C. Hansen (4)                                       544,000        2.6%

   Stephen M. Cohen (5)                                    128,125         *

   James F. Elwell (6)                                      42,500         *

   Stephen George (7)                                      394,549        1.9%

   Darr Aley (8)                                           376,493        1.8%

   David R. Jones (9)                                       20,000         *

   Michela O'Connor Abrams (10)                              3,889         *

   Aloysius T. Lawn, IV (11)                                     -         *

   Robert McCord (12)                                            -         *

   All directors and executive officers as a
   group (10 people)                                     2,385,032       10.6%
- ------------------
*        Less than one percent.

 (1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 20,473,533 shares of common stock outstanding as of March 15, 2001.

 (2) The business address for Rozel International Holdings, Ltd. is: Whitehill House, Newby Road, Industrial Estate, Hazel Grove, Stockport, Cheshire, United Kingdom SK7 5DA.

 (3) Includes 725,000 shares of common stock issuable upon exercise of vested options. Does not include 295,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of the date of this annual report. Also includes 75,200 shares of common stock which Mr. Panzo owns with his spouse as joint tenants with the right of survivorship, and 79,276 shares which Mr. Panzo owns directly.

 (4) Includes 540,000 shares of common stock issuable upon exercise of vested options. Does not include 360,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of the date of this annual report. Also includes 4,000 shares owned by Mr. Hansen directly.

 (5) Includes 128,125 shares of common stock issuable upon exercise of vested options. Does not include 171,825 shares of common stock issuable pursuant to options not presently exercisable within 60 days of the date of this annual report. Also includes 1,850 shares owned by Mr. Cohen directly.

 (6) Includes 42,500 shares of common stock issuable upon exercise of vested options. Does not include 107,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of the date of this annual report.

 (7) Includes 251,965 shares of common stock issuable upon exercise of vested warrants. Does not include 130,451 shares of common stock issuable pursuant to warrants not presently exercisable and not exercisable within 60 days of this date of this annual report. Also includes 142,584 shares owned by Mr. George directly.

 (8) Includes 233,909 shares of common stock issuable upon exercise of vested warrants. Does not include 98,507 shares of common stock issuable pursuant to warrants not presently exercisable and not exercisable within 60 days of this date of this annual report. Also includes 142,584 shares owned by Mr. Aley directly.

 (9) Does not include 50,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of the date of this annual report. Includes 20,000 shares owned by Mr. Jones directly.

(10) Does not include 50,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of the date of this annual report. Includes options to purchase 3,889 shares of common stock issuable upon exercise of vested options.

(11) Does not include 50,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of the date of this annual report.

(12) Does not include 100,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of the date of this annual report.

                          Series C Preferred Stock
                          ------------------------

                                               Shares of Series C
                                                Preferred Stock
                                               Owned Beneficially    Percentage
                          Name                  and of Record (1)     of Class
                          ----                  -----------------    ----------
                                                        903,780          24.42%
         Brown Simpson Strategic Growth Fund
         Carnegie Hall Tower
         152 West 57th Street, 40th Floor
         New York, NY 10019
                                                        632,645          17.10%
         Montrose Investments Ltd.
         300 Crescent Ct., Suite 700
         Dallas, TX 75201
                                                        449,901          12.16%
         The Raptor Global Portfolio, Ltd.
         40 Rowes Wharf, 2nd Floor
         Boston, MA 02110

- --------------------
(1) Beneficial ownership represents sole voting and investment power and has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Series C Preferred Stock beneficially owned by them. These share amounts do not include the warrants to purchase up to 3.0 million shares of our common stock which we have agreed to issue to holders of our Series C Preferred Stock as of July 18, 2002 as more fully discussed below in "Item
    13. Certain Relationships and Related Transactions - Contingent Warrants."


Item 13. Certain Relationships and Related Transactions

Recapitalization of Securities Issued in Strategicus Merger.

         We completed our merger with Strategicus Partners, Inc. on July 30, 1999. Subject to vesting provisions described in the merger agreement, we issued the following shares of our capital stock to the stockholders of Strategicus Partners, Inc.:

                                                                             Vested Shares of     Unvested Shares of
                                  Vested Shares of    Unvested Shares of    Series A Preferred    Series A Preferred
                                    Common Stock         Common Stock             Stock                 Stock
        Douglas Spink                 239,847              1,641,310              73,678               504,187
        Barry Uphoff                  120,394              1,760,763              36,983               540,882
        Darr Aley                     120,394              1,760,763              36,983               540,882
        Stephen George                120,394              1,760,763              36,983               540,882
                                  -------------------------------------------------------------------------------------
        Total                         601,029              6,923,599             184,627             2,126,833



         Following the completion of the merger, Messrs. Spink, Uphoff, Aley and George joined the Board of Directors. Subsequently, Mr. Spink resigned from the Board of Directors during the first quarter of 2000 and Mr. Uphoff resigned from the Board of Directors in May 2000. The unvested shares of capital stock listed above were intended to vest ratably on a monthly basis over periods ranging from 24 months to 48 months based on the individual stockholder's continued employment or engagement as a consultant with us.

         Following the merger with Strategicus Partners, Inc., the securities issued in the merger were recapitalized in several stages as follows:

o In September 1999, we issued 2,898,788 shares of our common stock in exchange for all 4,831,312 issued and outstanding shares of Series A Preferred Stock. Of this amount, Messrs. Spink, Uphoff, Aley and George received a total of 1,386,876 shares of common stock in exchange for the cancellation of all of their 2,311,460 shares of Series A Preferred Stock.

o On August 31, 1999, each of Messrs. Uphoff, Aley and George agreed to immediately cancel all of their 6,255,876 unvested shares of common stock valued at $37,927,669 (consisting of 5,282,289 unvested shares of common stock pursuant to the merger with Strategicus Partners, Inc. and 973,587 unvested shares of common stock in the Series A Preferred Stock described above) in exchange for options to purchase a total of 6,255,876 shares of common stock. Each of these options has an exercise price of $1.00 per share and will be subject to the same vesting provisions that applied to the unvested shares of common stock as described in the merger agreement with Strategicus Partners, Inc.

o During September 1999, each of Messrs. Uphoff, Aley, George and Panzo agreed to surrender options to purchase 180,000 shares of common stock valued at $646,884. On September 13, 1999, Mr. Spink agreed to cancel 180,000 of his unvested shares of common stock.

o During January 2000, each of Messrs. Uphoff, Aley and George agreed to surrender options to purchase 1,217,876 shares of common stock.

o During May 2000, each of Messrs. Uphoff and Aley agreed to surrender options to purchase 355,000 shares of common stock. During May 2000, Mr. George agreed to surrender options to purchase 305,000 shares of common stock.

o During August 2000, Mr. Spink agreed to surrender 1,212,856 shares in connection with a settlement of all our outstanding legal proceedings with him.

     Recapitalized as set forth above, the securities which we issued pursuant to the merger with Strategicus Partners, Inc. were issued and outstanding as of December 31, 2000, as follows:


                                                                   Warrants to
                                       Vested Shares of      Purchase Shares of
                                         Common Stock           Common Stock
             Douglas Spink                   835,000                     0
             Barry Uphoff                    142,584                332,416
             Darr Aley                       142,584                332,416
             Stephen George                  142,584                382,416
                                     ---------------------   -------------------
                    TOTAL                 1,262,752                 1,047,248
                                     =====================   ===================


Loans to Officers and Directors

         Under the terms of our employment agreement with Mr. Cohen, our General Counsel and Secretary, we agreed to provide him with a loan in the principal amount of $100,000 at the beginning of each of the first two years of his employment. The first such loan was made in July 2000. Each of the loans shall accrue interest at the rate of 8% per annum and shall be due on April 17, 2004 or such earlier date that Mr. Cohen shall have received aggregate proceeds of $5,000,000 from the sale of his options or the shares of common stock underlying his options. However, Mr. Cohen is not required to repay the loans if by April 17, 2004, the sum of the proceeds which he has received from the sale of his options or the shares of common stock underlying his options and the remaining equity in the options as of April 17, 2004 does not equal or exceed $5,000,000.

         In June 1999, we extended a loan to Mr. Darr Aley in the principal amount of $267,000 in connection with our acquisition of Strategicus Partners, Inc. The loan was to be forgiven over a three year period during which Mr. Aley was expected to provide consulting services to us. During March 2001, we restructured the loan to provide for a maturity date of June 2002. However, Mr. Aley is not required to repay the loan if by the maturity of June 2002, the sum of the proceeds which he has received from the sale of his warrants or shares received in connection with the Strategicus transaction, and the remaining value of such warrants or shares as of the maturity date, does not equal or exceed $5,000,000.

Consulting Agreements

         In connection with our merger on July 31, 1999 with Strategicus Partners, Inc. ("Strategicus Partners") we entered into consulting agreements with each of Stephen George and Darr Aley, current directors, as well as Barry Uphoff, a former director. Each of Messrs. George, Darr Aley and Uphoff were former principal shareholders of Strategicus Partners. Pursuant to the terms of the consulting agreements, we originally issued options to purchase an aggregate of 6,255,876 shares of common stock to Messrs. Uphoff, Darr Aley and George and agreed to pay each of them a monthly retainer of $500. Messrs. Uphoff, Darr Aley and George have subsequently agreed to surrender a substantial portion of these options. In May 2000, we finalized the terms of these options in warrant agreements in which Stonepath Group issued to each of Messrs. Uphoff and Darr Aley warrants to purchase 332,416 shares of common stock, of which warrants to purchase 192,275 shares vested immediately and warrants to purchase 140,141 shares remain subject to vesting provisions, and we issued Mr. George warrants to purchase 382,416 shares of common stock, of which warrants to purchase 192,275 shares vested immediately and warrants to purchase 190,141 shares remain subject to vesting provisions. The unvested shares issued pursuant to each of these warrant agreements will vest monthly on a pro rata basis over a period of 36 months from the date of the warrant agreements. In connection with his resignation from the Board of Directors in May 2000, Mr. Uphoff terminated his consulting agreement.

         In March 2001, we entered into a one year consulting agreement with Mr. McCord, a director, whereby Mr. McCord would provide services to us related to our recently published change in business strategy and efforts to acquire operating businesses. As compensation for his services, we agreed to pay Mr. McCord a monthly fee of $8,750 and he received an option to purchase 50,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant.

Investments of Officers and Directors in Our Affiliate Companies

         During fiscal 2000, officers and directors owned the following equity interests in our affiliate companies:

                          Affiliate Company      Equity Interest
     Andrew P. Panzo      YesAsia                12,000 common shares
     Darr Aley            YesAsia                12,000 common shares
     Darr Aley            College411             50,000 common shares
     Stephen George       YesAsia                12,000 common shares
     Stephen George       College411             37,500 common shares
     Thomas Aley          SwapIt.com             30,072 common shares
     Lee Hansen           YesAsia                3,430 Series B preferred shares

Contribution of Shares

         In 1999, we purchased a 10% equity ownership interest in Swapit.com, Inc. for $500,000. Thomas Aley, our former Managing Director - Business Development, was a founder of this company and owned 1,140,000 shares of its common stock as of the date we completed our purchase of this equity ownership interest. In March 2000 and in connection with this transaction, Mr. Aley contributed 1,109,928 of his shares of Swapit.com's common stock to Stonepath thereby raising our then approximate ownership of Swapit.com to 30%.

Contingent Warrants

         In February 2001, we received the consent from the holders of more than two thirds of our issued and outstanding shares of Series C Preferred Stock to modify the use of proceed provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, we may now use the proceeds from the sale of the preferred stock to make any investments in the ordinary course of our business, as from time-to-time determined by our Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, we were limited to use the proceeds to investments in early-stage Internet companies.

         In exchange for this consent we agreed to:

         (i) issue to the holders of our Series C Preferred Stock as of July 18, 2002, warrants to purchase up to a maximum of 3.0 million shares of our common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Preferred Stock is greater than the lesser of (a) $6.00 per share; or (b) the market price of our common stock at such time (but not less than $5.00 per share). The number of such warrants issued will be reduced by the number of outstanding warrants described below; and

         (ii) reduce to $1.00 per share the exercise price of the existing warrants to purchase approximately 400,000 shares of our common stock held by the holders of our Series C Preferred Stock as of July 18, 2002.

As a condition to receiving the new warrants and the reduction in the exercise price of the existing warrants, the holders of the Series C Preferred Stock will convert their shares of Preferred Stock into shares of our common stock.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

             Independent Auditors' Report  -- KPMG LLP....................................................F-1
             Independent Auditors' Report  -- LJ Soldinger Associates.....................................F-2
             Consolidated Balance Sheets as of December 31, 2000 and 1999.................................F-3
             Consolidated Statements of Operations for the Years Ended
                  December 31, 2000, 1999 and 1998........................................................F-4
             Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                   for the Years Ended December 31, 2000, 1999 and 1998...................................F-5
             Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2000, 1999 and 1998.......................................................F-6
             Notes to Consolidated Financial Statements...................................................F-7
    Financial statement schedules have been omitted since they are not required.

(b) Reports on Form 8-K

         We did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2000.

(c) Exhibit Listing

        Exhibit
        Number        Document
        2.1 (1)       Merger Agreement and Plan of Reorganization dated as of June 21, 1999 among Net Value Holdings,
                      Inc. and Strategicus Partners Inc. and Douglas Spink (the "Strategicus Merger Agreement")

        2.2 (1)       Amendment No. 1 to the Strategicus Merger Agreement

        2.3 (1)       Amendment No. 2 to the Strategicus Merger Agreement

        2.4 (8)       Agreement and Plan of Merger among Stonepath Group, Net Value Acquisition, Inc. and Net Value,
                      Inc.


        3.1 (1)       Amended and Restated Certificate of Incorporation

        3.2           Certificate of Amendment to the Certificate of Incorporation

        3.3           Amended and Restated Bylaws

        4.1 (2)       Specimen Certificate for Net Value Holdings, Inc.'s Common Stock

        4.2 (2)       Form of Convertible Promissory Note of Net Value Holdings, Inc. convertible into shares of common stock at a conversion price of $2.00 per share

        4.3 (2)       Form of Convertible Promissory Note of Net Value Holdings, Inc. convertible into shares of common stock at a conversion price of $2.50 per share

        4.6 (3)       Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock

        4.7 (3)       Form of Net Value Holdings, Inc. Common Stock Purchase Warrant issued in connection with the
                      Series C Convertible Preferred Stock

        4.8 (3)       Form of Compensation Warrant to be issued in connection with the Series C Convertible Preferred
                      Stock

        10.1 (1)      Employment Agreement with Andrew P. Panzo, dated June 1, 1999

        10.2 (1)      Amended and Restated Employment Agreement with Douglas Spink, dated June 17, 1999

        10.3 (1)      Employment Agreement with Lee Hansen, dated September 15, 1999

        10.4 (1)      Consulting Agreement with Barry Uphoff, dated June 30, 1999

        10.5 (1)      Consulting Agreement with Darr Aley, dated June 30, 1999

        10.6 (1)      Consulting Agreement with Stephen George, dated June 21, 1999

        10.7 (1)      Loan Agreement between Strategicus Partners Inc. and Net Value Holdings, Inc., dated as of May
                      28, 1999

        10.8 (1)      Amendment No. 1 to the Loan Agreement between Strategicus Partners Inc. and Net Value Holdings,
                      Inc.

        10.9 (1)      Amendment No. 2 to the Loan Agreement between Strategicus Partners Inc. and Net Value Holdings,
                      Inc.

        10.10 (1)     Promissory Note in the amount of $310,000 issued by Douglas Spink in favor of Strategicus
                      Partners Inc., dated May 28, 1999

        10.11 (1)     Promissory Note in the amount of $267,000 issued by Darr Aley in favor of Net Value Holdings,
                      Inc., dated June 16, 1999

        10.12 (1)     Promissory Note issued by Net Value, Inc. in favor of SUNCL, Inc., dated October 1, 1998

        10.13 (1)     Loan Agreement by and among Net Value, Inc., American Maple Leaf Financial Corporation and the
                      other signatories thereto, dated June 26, 1998

        10.14 (1)     Promissory Note issued by Net Value, Inc. in favor of American Maple Leaf Financial Corporation, dated June 26, 1998



        10.15 (1)     Stock Purchase Agreement By and Between YesAsia, Inc. and Strategicus Partners, Inc., dated July
                      29, 1999

        10.16 (1)     Common Stock Purchase Agreement By and Between College 411.com, Inc. and Strategicus Partners,
                      Inc., dated July 28, 1999

        10.17 (1)     AssetExchange, Inc. Series A Preferred Stock Purchase Agreement, dated September 10, 1999

        10.18 (1)     AssetExchange. Inc. Investor Rights Agreement, dated September 10, 1999

        10.19 (1)     Series B Convertible Preferred Stock Purchase Agreement, dated as of September 17, 1999

        10.20 (1)     Registration Rights Agreement dated as of September 17, 1999

        10.21 (1)     Form of Warrant issued to holders of Series B Convertible Preferred Stock

        10.22 (2)     Employment Agreement with Tom Aley dated November 22, 1999

        10.23 (2)     Amended and Restated Shareholders' Agreement by and between Merus Partners, Inc., Chris R.
                      Kravas, Net Value Holdings, Inc. and Webmodal, Inc. dated as of October 11, 1999

        10.24 (2)     Stock Purchase Agreement between Merus Partners, Inc. and Net Value Holdings, Inc. dated as of
                      October 11, 1999

        10.25 (2)     Stock Purchase Agreement between Net Value Holdings, Inc. and Webmodal, Inc. dated as of October
                      11, 1999

        10.26 (2)     Series A Convertible Preferred Stock Purchase Agreement by and between Swapit.com, Inc. and Net
                      Value Holdings, Inc. dated as of November 23, 1999

        10.27 (2)     Investor Rights Agreement by and between Swapit.com, Inc. and Net Value Holdings, Inc. dated as of November 23, 1999

        10.28 (2)     Co-Sale Agreement by and among Net Value Holdings, Inc., Swapit.com, Inc. and the principal stockholders of Swapit.com, Inc. dated as of November 23, 1999

        10.29 (2)     Agreement for Purchase and Sale of Assets by and among Promotions Acquisitions, Inc.,
                      BrightStreet.com, Inc. and Net Value Holdings, Inc. dated as of December 3, 1999

        10.30 (2)     Stockholders Agreement by and among Promotions Acquisitions, Inc. and certain stockholders dated as of December 3, 1999.

        10.31 (2)     Registration Rights Agreement dated as of December 3, 1999

        10.32 (2)     Common Stock Purchase Agreement dated as of October 1, 1999

        10.33 (2)     Consulting Agreement dated as of October 1, 1999

        10.34 (5)     Series A Convertible Preferred Stock Purchase Agreement by and between IndustrialVortex.com, Inc.
                      and Net Value Holdings, Inc. dated as of January 31, 2000

        10.35 (5)     Investor Rights Agreement by and between IndustrialVortex.com, Inc., and Net Value Holdings, Inc.
                      dated as of January 31, 2000

        10.36 (5)     Co-Sale Agreement by and among Net Value Holdings, Inc., IndustrialVortex.com, Inc. and the
                      principal stockholders of IndustrialVortex.com, Inc. dated as of January 31, 2000


        10.37 (3)     Registration Rights Agreement, dated as of March 3, 2000, by and among Net Value Holdings, Inc.
                      and the Series C Investors

        10.38 (3)     Series C Preferred Stock Agreement, dated as of March 3, 2000, among Net Value Holdings, Inc. and
                      The Altar Rock Fund, L.P., Raptor Global Portfolio, Ltd., Brown Simpson Strategic Growth Fund,
                      Ltd. and brown Simpson Strategic Growth Fund, L.P.

        10.39 (3)     Series C Preferred Stock Purchase Agreement, dated as of March 3, 2000, among Net Value Holdings,
                      Inc. and the remaining Series C Investors

        10.40 (6)     Series A Convertible Preferred Stock Purchase Agreement by and between AlarmX.com, Inc. and Net
                      Value Holdings, Inc., dated as of March 14, 2000

        10.41 (6)     Investor Rights Agreement by and between AlarmX.com, Inc. and Net Value Holdings, Inc., dated as of March 14, 2000

        10.42 (6)     Co-Sale Agreement by and among Net Value Holdings, Inc., AlarmX.com, Inc. and the principal stockholders of AlarmX.com, Inc., dated as of March 14, 2000

        10.43 (6)     Amended and Restated Employment Agreement by and between Net Value Holdings, Inc. and Thomas
                      Aley, dated as of April 17, 2000

        10.44 (6)     Employment Agreement with Stephen Cohen dated April 17, 2000

        10.45 (6)     Common Stock Purchase Warrant issued to Darr Aley on May 8, 2000

        10.46 (6)     Common Stock Purchase Warrant issued to Stephen George on May 8, 2000

        10.47 (6)     Common Stock Purchase Warrant issued to Barry Uphoff  on May 8, 2000

        10.48 (4)     Net Value Holdings, Inc. Amended and Restated 2000 Stock Incentive Plan

        10.49 (7)     Series A Convertible Preferred Stock Purchase Agreement by and among Net Value Holdings, Inc. and
                      Webmodal, Inc., dated May 9, 2000

        10.50 (7)     Investor Rights Agreement dated May 9, 2000 by and between Webmodal, Inc. and Net Value Holdings,
                      Inc.

        10.51 (7)     Stock Purchase Warrant dated May 9, 2000 by Webmodal for 170,000 shares of Common Stock of
                      Net Value Holdings, Inc.

        10.52 (7)     Stockholders' Agreement dated May 9, 2000 by and among Webmodal, Inc., Net Value Holdings,
                      Inc. and Christopher R. Kravas.

        10.53 (8)     Preferred Stock Purchase Agreement by and among Net Value Holdings, Inc. and SwapIt.com, Inc., as of August 18, 2000.

        10.54 (8)     Investor Rights Agreement as of August 22, 2000 by and between SwapIt.com, Inc. and Net Value
                      Holdings, Inc.

        10.55 (8)     Stockholders' Agreement as of August 18, 2000 by and among SwapIt.com, Inc., Net Value Holdings,
                      Inc., Howard Schneider and Winston Kevin Wells.

        10.56 (8)     Certificate of Amendment of Restated Certificate of Incorporation of SwapIt.com, Inc.



        10.57 (8)     Settlement Agreement as of August 17, 2000 by and between Net Value Holdings, Inc. and
                      Strategicus Partners, Inc., Douglas Spink, Merus Partners and Ater Wynne, LLP (as Escrow Agent).

        10.58 (10)    Form or Letter Agreement with Holders of the Company's Series C Convertible Preferred Stock.

        10.59 (11)    Agreement and Plan of Merger among Enron Global Market, LLC, Webmodal Acquisition Corp.,
                      Christopher R. Kravas, Stonepath Group, Inc. and Webmodal, as of February 8, 2001.

        10.60         Consulting Agreement with Rob McCord, dated March 6, 2001

        21.1          Subsidiaries of Stonepath Group, Inc.

- --------


 (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88629) filed October 6, 1999.
 (2) Incorporated by reference to Registrant's Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88629) filed December 17, 1999.
 (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 3, 2000.
 (4) Incorporated by reference to Registrant's Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Reg. No. 333-38716) filed June 29, 2000.
 (5) Incorporated by reference to Registrant's Amendment No. 3 to Registrant's Registration Statement on Form S-1 (Reg. No. 333-88629) filed February 7, 2000.
 (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for 1999 filed May 11, 2000.
 (7) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 9, 2000.
 (8) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 23, 2000.
 (9) Incorporated by reference to Registrant's Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Reg. No. 333-45162) filed October 4, 2000.
(10) Incorporated by reference to Registrant's Current Report on Form 8-K dated February 8, 2001.
(11) Incorporated by reference to Registrant's Current Report on Form 8-K dated March 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on March 30, 2001.

                               STONEPATH GROUP, INC.

                           BY: /s/ Andrew P. Panzo
                               ----------------------------------------
                                   Andrew P. Panzo
                                  (Chairman of the Board of Directors and Chief
                                   Executive Officer)

                           BY: /s/ Jay Elwell
                               -----------------------------------------
                                  Jay Elwell (Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

SIGNATURE                                                     TITLE                                              DATE
/s/ Andrew P. Panzo                         Chairman of the Board of Directors, Chief Executive Officer          March 31, 2001
- ----------------------------------          and Chief Financial Officer
Andrew P. Panzo

/s/ Lee C. Hansen                           President and Director                                               March 31, 2001
- ----------------------------------
Lee C. Hansen

/s/ Michela O' Connor Abrams                Director                                                             March 31, 2001
- ----------------------------------
Michela O' Connor Abrams

/s/ Darr Aley                               Director                                                             March 31, 2001
- ----------------------------------
Darr Aley

/s/ Stephen George                          Director                                                             March 31, 2001
- ----------------------------------
Stephen George

/s/ David R. Jones                          Director                                                             March 31, 2001
- ----------------------------------
David Jones

/s/ Aloysius T. Lawn                        Director                                                             March 31, 2001
- ----------------------------------
Aloysius T. Lawn, IV

/s/ Robert McCord                           Director                                                             March 31, 2001
- ----------------------------------
Robert McCord

                          Independent Auditors' Report


Board of Directors and Stockholders of
Stonepath Group, Inc.:


We have audited the accompanying consolidated balance sheets of Stonepath Group, Inc. (formerly known as Net Value Holdings, Inc.) and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                                       /s/ KPMG LLP
                                                       -----------------


San Francisco, California
February 28, 2001



                                      -F1-

                          Independent Auditors' Report



Board of Directors and Stockholders of
Stonepath Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows of Stonepath Group, Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' equity and cash flows of Stonepath Group, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                             /s/ L J SOLDINGER ASSOCIATES
                                             -------------------------------


Arlington Heights, Illinois
April 30, 1999



                                      -F2-

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999



                                                   Assets                                              2000             1999
                                                                                                  -------------     -------------
Current assets:
     Cash and cash equivalents                                                                    $  29,099,651     $   3,127,232
     Available-for-sale securities                                                                      236,389                --
     Interest receivable                                                                                 15,000            28,176
     Loans receivable from related parties                                                              217,745           218,808
     Capitalized financing fees, net                                                                         --           142,958
     Prepaid expenses                                                                                    91,125            41,911
                                                                                                  -------------     -------------

                           Total current assets                                                      29,659,910         3,559,085

Ownership interests in and advances to Affiliate Companies                                           14,894,262         7,065,557
Goodwill, net of accumulated amortization of $578,906 in 1999                                                --         3,227,298
Furniture and equipment, net                                                                            228,676            70,082
Other assets                                                                                            127,655            67,346
                                                                                                  -------------     -------------

                                                                                                  $  44,910,503     $  13,989,368
                                                                                                  =============     =============

                                    Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                        $     889,898     $     802,202
     Notes and loans payable                                                                                 --            12,000
     Convertible promissory notes                                                                            --         1,921,929
     Convertible debentures                                                                                  --         3,250,500
     Long-term debt due within one year                                                                      --            11,732
     Net liabilities of discontinued operations                                                         695,000         1,773,591
                                                                                                  -------------     -------------

                           Total current liabilities                                                  1,584,898         7,771,954
                                                                                                  -------------     -------------

Noncurrent liabilities:
     Long-term debt, less amounts due within one year                                                        --            67,302
                                                                                                  -------------     -------------

                           Total noncurrent liabilities                                                      --            67,302
                                                                                                  -------------     -------------

Convertible preferred stock, Series B,
     $.001 par value (0 and 4,824 shares authorized, issued and outstanding at
     2000 and 1999), net of costs of issuance. Liquidation
     preference: $0 and $4,824,000 at 2000 and 1999                                                          --         4,448,872
                                                                                                  -------------     -------------

                                                                                                             --         4,448,872
                                                                                                  -------------     -------------

Stockholders' equity:
     Convertible preferred stock, Series C,
       $.001 par value (3,657,070 shares authorized, issued and outstanding at 2000)
       Liquidation preference: $43,884,840 at 2000                                                        3,657                --
     Common stock, Net Value, Inc. $.001 par value (49,000,000 shares authorized at
       2000 and 1999; 0 and 1,037,338 issued and outstanding at 2000 and 1999, respectively)                 --             1,038
     Common stock, $.001 par value (100,000,000 and 50,000,000 shares authorized at 2000 and 1999, respectively; 20,419,542 issued and outstanding at 2000;
       15,522,807 issued and outstanding at 1999)                                                        20,419            15,523
     Additional paid-in capital                                                                     210,923,329       103,946,136
     Accumulated deficit                                                                           (156,841,388)      (74,919,285)
     Deferred compensation                                                                          (10,771,724)      (27,342,172)
     Accumulated other comprehensive loss                                                                (8,688)               --
                                                                                                  -------------     -------------

                           Total stockholders' equity                                                43,325,605         1,701,240
                                                                                                  -------------     -------------

                                                                                                  $  44,910,503     $  13,989,368
                                                                                                  =============     =============

See accompanying notes to consolidated financial statements.


                                      -F3-

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 2000, 1999 and 1998


                                                                                 2000            1999            1998
                                                                             -----------     -----------     -----------
Revenue                                                                      $        --     $        --     $        --

Operating expenses:
     Stock-based compensation                                                 15,887,067       7,320,695              --
     General and administrative                                                9,182,519       3,719,497         140,484
                                                                             -----------     -----------     -----------
                 Total operating expenses                                     25,069,586      11,040,192         140,484

Interest income                                                               (2,080,140)        (60,526)         --
Interest expense                                                                  98,532      12,380,157       1,441,399
Financing fees                                                                        --         523,601          48,436
Other losses, net                                                              4,883,401              --              --
                                                                             -----------     -----------     -----------
                 Loss before equity in losses of Affiliate Companies          27,971,379      23,883,424       1,630,319

Equity in losses of Affiliate Companies                                        7,781,868          79,559              --
                                                                             -----------     -----------     -----------
                 Net loss from continuing operations                          35,753,247      23,962,983       1,630,319
                                                                             -----------     -----------     -----------
Discontinued operations:
     Loss from discontinued operations                                           418,026       6,370,776      11,106,826
     Gain on disposal of discontinued operations                                      --      (6,502,663)
                                                                             -----------     -----------     -----------
Net loss                                                                      36,171,273      23,831,096      12,737,145
                                                                             -----------     -----------     -----------
Preferred stock dividends - continuing operations                             45,750,830       6,605,261              --
Preferred stock dividends - discontinued operations                                   --              --      15,250,500
                                                                             -----------     -----------     -----------
Net loss to common stockholders                                              $81,922,103     $30,436,357     $27,987,645
                                                                             ===========     ===========     ===========
Basic and diluted net (loss) per common share -
     continuing operations                                                   $     (4.62)    $     (2.90)    $     (0.35)
                                                                             ===========     ===========     ===========
Basic and diluted net income (loss) per common share -
     discontinued operations                                                 $     (0.02)    $      0.01     $     (5.59)
                                                                             ===========     ===========     ===========

Basic and diluted weighted average common shares outstanding:                 17,657,913      10,557,953       4,711,351
                                                                             ===========     ===========     ===========

See accompanying notes to consolidated financial statements.


                                      -F4-

                              STONEPATH GROUP, INC.
     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                  Years ended December 31, 2000, 1999 and 1998

                                                                                              Preferred stock
                                                                  ------------------------------------------------------------------
                                                                          Net Value, Inc.                 Stonepath Group, Inc
                                                                  --------------------------------  --------------------------------
                                                                       Shares           Amount          Shares             Amount
                                                                  ----------------   -------------  ---------------     ------------
Balances at December 31, 1997                                          22,500              23          2,019,852           2,020

Net loss                                                                   --              --                 --              --
Issuance of preferred stock                                           276,200             276                 --              --
Preferred stock conversion                                           (258,700)           (259)           500,000             500
Preferred stock repurchase                                            (40,000)            (40)                --              --
Preferred stock dividend                                                   --              --                 --              --
Issuance of warrants                                                       --              --                 --              --
Issuance of common stock , net                                             --              --                 --              --
Common stock issued as consideration for satisfaction of preferred
      stock purchase commitment                                            --              --                 --              --
Common stock issued as consideration for interest payable                  --              --                 --              --
Issuance of common stock for consulting services                           --              --                 --              --
Acquisition of assets of Holdings                                          --              --                 --              --
Compensatory common stock options issued                                   --              --                 --              --
Amortization of deferred compensation -discontinued
      operations                                                           --              --                 --              --
                                                                  ----------------   -------------  ---------------     ------------

Balances at December 31, 1998                                              --              --          2,519,852           2,520

Net loss                                                                   --              --                 --              --
Issuance of warrants                                                       --              --                 --              --
Issuance of common stock , net                                             --              --                 --              --
Common stock issued in connection with conversion of convertible
      debentures and interest                                              --              --                 --              --
Common stock issued in connection with conversion of notes payable
      and interest                                                         --              --                 --              --
Common and preferred stock issued in connection with
      Strategicus merger                                                   --              --            184,627             185
Common stock issued for consulting services                                --              --                 --              --
Contributed capital                                                        --              --                 --              --
Beneficial conversion features on convertible notes and debentures         --              --                 --              --
Series A preferred stock conversion                                        --              --         (2,704,479)         (2,705)
Preferred stock dividend                                                   --              --                 --              --
Compensatory common stock and common stock options
       issued, net of cancellations                                        --              --                 --              --
Amortization of deferred stock based compensation -continuing
      operations                                                           --              --                 --              --
Amortization of deferred stock based compensation -discontinued
      operations                                                           --              --                 --              --
                                                                  ----------------   -------------  ---------------     ------------

Balances at December 31, 1999                                              --              --                 --              --

Net loss                                                                   --              --                 --              --
Other comprehensive loss:
      Unrealized loss on available-for-sale securities                     --              --                 --              --

Comprehensive loss
Issuance of warrants                                                       --              --                 --              --
Issuance of common stock, net of cancellations                             --              --                 --              --
Issuance of preferred stock, Series C, net                                 --              --          4,166,667           4,167
Completion of in-process merger with Net Value, Inc.                       --              --                 --              --
Contributed capital                                                        --              --                 --              --
Series B preferred stock conversion                                        --              --                 --              --
Series C preferred stock conversion                                        --              --           (779,794)           (779)
Preferred stock dividends                                                  --              --            270,197             269
Treasury stock                                                             --              --                 --              --
Compensatory common stock, options and warrants
       issued, net of cancellations                                        --              --                 --              --
Amortization of deferred stock based compensation -continuing
      operations                                                           --              --                 --              --
Amortization of deferred stock based compensation -discontinued
      operations                                                           --              --                 --              --
                                                                  ----------------   -------------  ---------------     ------------

Balances at December 31, 2000                                              --        $          --     3,657,070        $  3,657
                                                                  ================   =============  ===============     ============

                                                                                             Common stock
                                                                   -----------------------------------------------------------------
                                                                           Net Value, Inc.                Stonepath Group, Inc.
                                                                   -------------------------------   -------------------------------
                                                                        Shares           Amount           Shares            Amount
                                                                   ----------------   ------------   ---------------     -----------
Balances at December 31, 1997                                           651,650            652           2,019,852           2,020

Net loss                                                                     --             --                  --              --
Issuance of preferred stock                                                  --             --                  --              --
Preferred stock conversion                                              250,000            250           1,000,000           1,000
Preferred stock repurchase                                                   --             --                  --              --
Preferred stock dividend                                                     --             --                  --              --
Issuance of warrants                                                         --             --                  --              --
Issuance of common stock , net                                            7,500              8           2,950,000           2,950
Common stock issued as consideration for satisfaction of preferred
      stock purchase commitment                                          37,500             38                  --              --
Common stock issued as consideration for interest payable                   688              1                  --              --
Issuance of common stock for consulting services                         90,000             90                  --              --
Acquisition of assets of Holdings                                            --             --           1,000,000           1,000
Compensatory common stock options issued                                     --             --                  --              --
Amortization of deferred compensation -discontinued
      operations                                                             --             --                  --              --
                                                                   ----------------   ------------   ---------------     -----------

Balances at December 31, 1998                                         1,037,338          1,038           6,969,852           6,970

Net loss                                                                     --             --                  --              --
Issuance of warrants                                                         --             --                  --              --
Issuance of common stock , net                                               --             --              80,388              80
Common stock issued in connection with conversion of convertible
      debentures and interest                                                --             --           2,076,589           2,077
Common stock issued in connection with conversion of notes payable
      and interest                                                           --             --           1,732,066           1,732
Common and preferred stock issued in connection with
      Strategicus merger                                                     --             --             601,029             601
Common stock issued for consulting services                                  --             --             676,374             676
Contributed capital                                                          --             --                  --              --
Beneficial conversion features on convertible notes and debentures           --             --                  --              --
Series A preferred stock conversion                                          --             --           1,622,687           1,623
Preferred stock dividend                                                     --             --                  --              --
Compensatory common stock and common stock options
       issued, net of cancellations                                          --             --           1,763,822           1,764
Amortization of deferred stock based compensation -continuing
      operations                                                             --             --                  --              --
Amortization of deferred stock based compensation -discontinued
      operations                                                             --             --                  --              --
                                                                   ----------------   ------------   ---------------     -----------

Balances at December 31, 1999                                         1,037,338          1,038          15,522,807          15,523

Net loss                                                                     --             --                  --              --
Other comprehensive loss:
      Unrealized loss on available-for-sale securities                       --             --                  --              --

Comprehensive loss
Issuance of warrants                                                         --             --                  --              --
Issuance of common stock, net of cancellations                           60,250             60           1,494,822           1,495
Issuance of preferred stock, Series C, net                                   --             --                  --              --
Completion of in-process merger with Net Value, Inc.                 (1,092,588)        (1,093)          1,754,140           1,754
Contributed capital                                                          --             --                  --              --
Series B preferred stock conversion                                          --             --           1,180,180           1,180
Series C preferred stock conversion                                          --             --             779,793             779
Preferred stock dividends                                                    --             --                  --              --
Treasury stock                                                           (5,000)            (5)           (312,200)           (312)
Compensatory common stock, options and warrants
       issued, net of cancellations                                          --             --                  --              --
Amortization of deferred stock based compensation -continuing
      operations                                                             --             --                  --              --
Amortization of deferred stock based compensation -discontinued
      operations                                                             --             --                  --              --
                                                                   ----------------   ------------   ---------------     -----------

Balances at December 31, 2000                                                --       $     --          20,419,542       $  20,419
                                                                   ================   ============   ===============     ===========


                                                                                                                       Accumulated
                                                                         Additional                                       other
                                                                          paid-in               Accumulated           comprehensive
                                                                          capital                 deficit                 loss
                                                                      ---------------         ---------------        ---------------
Balances at December 31, 1997                                           14,561,663              (16,495,283)                  --

Net loss                                                                        --              (12,737,145)                  --
Issuance of preferred stock                                              2,761,724                       --                   --
Preferred stock conversion                                                  (1,491)                      --                   --
Preferred stock repurchase                                                (399,960)                      --                   --
Preferred stock dividend                                                15,250,500              (15,250,500)                  --
Issuance of warrants                                                        49,200                       --                   --
Issuance of common stock , net                                           2,151,473                       --                   --
Common stock issued as consideration for satisfaction of preferred
      stock purchase commitment                                                (38)                      --                   --
Common stock issued as consideration for interest payable                   13,749                       --                   --
Issuance of common stock for consulting services                           251,910                       --                   --
Acquisition of assets of Holdings                                           (1,000)                      --                   --
Compensatory common stock options issued                                 4,368,039                       --                   --
Amortization of deferred compensation -discontinued
      operations                                                                --                       --                   --
                                                                      ---------------         ---------------        ---------------

Balances at December 31, 1998                                           39,005,768              (44,482,928)                  --

Net loss                                                                        --              (23,831,096)                  --
Issuance of warrants                                                       454,000                       --                   --
Issuance of common stock , net                                             356,536                       --                   --
Common stock issued in connection with conversion of convertible
      debentures and interest                                            4,774,444                       --                   --
Common stock issued in connection with conversion of notes payable
      and interest                                                       3,462,402                       --                   --
Common and preferred stock issued in connection with
      Strategicus merger                                                 3,637,298                       --                   --
Common stock issued for consulting services                              2,965,698                       --                   --
Contributed capital                                                        659,087                       --                   --
Beneficial conversion features on convertible notes and debentures      11,165,145                       --                   --
Series A preferred stock conversion                                          1,082                       --                   --
Preferred stock dividend                                                 6,605,261               (6,605,261)                  --
Compensatory common stock and common stock options
       issued, net of cancellations                                     30,859,415                       --                   --
Amortization of deferred stock based compensation -continuing
      operations                                                                --                       --                   --
Amortization of deferred stock based compensation -discontinued
      operations                                                                --                       --                   --
                                                                      ---------------         ---------------        ---------------

Balances at December 31, 1999                                          103,946,136              (74,919,285)                  --

Net loss                                                                        --              (36,171,273)                  --
Other comprehensive loss:
      Unrealized loss on available-for-sale securities                          --                       --               (8,688)

Comprehensive loss
Issuance of warrants                                                     7,391,691                       --                   --
Issuance of common stock, net of cancellations                          10,478,493                       --                   --
Issuance of preferred stock, Series C, net                              40,878,920                       --                   --
Completion of in-process merger with Net Value, Inc.                          (661)                      --                   --
Contributed capital                                                        853,319                       --                   --
Series B preferred stock conversion                                      4,304,734                       --                   --
Series C preferred stock conversion                                             --                       --                   --
Preferred stock dividends                                               45,642,097              (45,750,830)                  --
Treasury stock                                                          (1,203,044)                      --                   --
Compensatory common stock, options and warrants
       issued, net of cancellations                                     (1,368,356)                      --                   --
Amortization of deferred stock based compensation -continuing
      operations                                                                --                                            --
Amortization of deferred stock based compensation -discontinued
      operations                                                                --                       --                   --
                                                                      ---------------         ---------------        ---------------

Balances at December 31, 2000                                         $210,923,329            $(156,841,388)            $ (8,688)
                                                                      ===============         ===============        ===============


                                                                         Deferred
                                                                        stock-based                                 Comprehensive
                                                                        compensation             Total                  Loss
                                                                      -----------------     ----------------     -------------------
Balances at December 31, 1997                                             (497,750)            (2,426,656)

Net loss                                                                        --            (12,737,145)            (12,737,145)
Issuance of preferred stock                                                     --              2,762,000
Preferred stock conversion                                                      --                     --
Preferred stock repurchase                                                      --               (400,000)
Preferred stock dividend                                                        --                     --
Issuance of warrants                                                            --                 49,200
Issuance of common stock , net                                                  --              2,154,430
Common stock issued as consideration for satisfaction of preferred
      stock purchase commitment                                                 --                     --
Common stock issued as consideration for interest payable                       --                 13,750
Issuance of common stock for consulting services                                --                252,000
Acquisition of assets of Holdings                                               --                     --
Compensatory common stock options issued                                (4,368,039)                --
Amortization of deferred compensation -discontinued
      operations                                                         1,582,257              1,582,257
                                                                      -----------------     ----------------

Balances at December 31, 1998                                           (3,283,532)            (8,750,164)

Net loss                                                                        --            (23,831,096)            (23,831,096)
Issuance of warrants                                                            --                454,000
Issuance of common stock , net                                                  --                356,616
Common stock issued in connection with conversion of convertible
      debentures and interest                                                   --              4,776,521
Common stock issued in connection with conversion of notes payable
      and interest                                                              --              3,464,134
Common and preferred stock issued in connection with
      Strategicus merger                                                        --              3,638,084
Common stock issued for consulting services                                     --              2,966,374
Contributed capital                                                             --                659,087
Beneficial conversion features on convertible notes and debentures              --             11,165,145
Series A preferred stock conversion                                             --                     --
Preferred stock dividend                                                        --                     --
Compensatory common stock and common stock options
       issued, net of cancellations                                    (30,861,179)                --
Amortization of deferred stock based compensation -continuing
      operations                                                         5,031,371              5,031,371
Amortization of deferred stock based compensation -discontinued
      operations                                                         1,771,168              1,771,168
                                                                      -----------------     ----------------

Balances at December 31, 1999                                          (27,342,172)             1,701,240

Net loss                                                                        --            (36,171,273)            (36,171,273)
Other comprehensive loss:
      Unrealized loss on available-for-sale securities                          --                 (8,688)                 (8,688)
                                                                                                                 -------------------
Comprehensive loss                                                                                                    (36,179,961)
                                                                                                                 ===================
Issuance of warrants                                                                            7,391,691
Issuance of common stock, net of cancellations                                  --             10,480,048
Issuance of preferred stock, Series C, net                                      --             40,883,087
Completion of in-process merger with Net Value, Inc.                            --                     --
Contributed capital                                                             --                853,319
Series B preferred stock conversion                                             --              4,305,914
Series C preferred stock conversion                                             --                     --
Preferred stock dividends                                                       --               (108,464)
Treasury stock                                                                  --             (1,203,361)
Compensatory common stock, options and warrants
       issued, net of cancellations                                      1,368,356                     --
Amortization of deferred stock based compensation -continuing
      operations                                                        15,177,692             15,177,692
Amortization of deferred stock based compensation -discontinued
      operations                                                            24,400                 24,400
                                                                      -----------------     ----------------

Balances at December 31, 2000                                         $(10,771,724)         $  43,325,605
                                                                      =================     ================



See accompanying notes to consolidated financial statements.


                                      -F5-

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                                       2000             1999             1998
                                                                                   ------------     ------------    --------------
Cash flows from operating activities:
     Net loss                                                                      $(36,171,273)    $(23,831,096)   $  (12,737,145)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                 1,620,855        2,061,609         3,602,776
        Stock-based compensation - continuing operations                             15,887,067        7,320,695                --
        Stock-based compensation - discontinued operations                                   --        1,771,168         1,582,257
        Interest paid with stock                                                        216,511          395,348            13,750
        Other loss                                                                    4,845,901               --                --
        Equity in losses of Affiliate Companies                                       7,781,868           79,559                --
        Gain on sale of assets - discontinued operations                                     --       (6,502,663)               --
        Loss from discontinued operations                                               418,026               --                --
        Beneficial conversion features on convertible notes and debenture                    --       11,165,145         1,400,000
     Changes in assets and liabilities:
        Interest receivable                                                              13,176          (28,176)               --
        Prepaid expenses                                                                (49,214)         (41,911)          774,197
        Other assets                                                                    (60,309)         (67,346)          (21,107)
        Accounts payable and accrued expenses                                            87,696          653,781            15,708
        Discontinued operations                                                        (370,778)              --                --
                                                                                   ------------     ------------    --------------

                 Net cash used in operating activities                               (5,780,474)      (7,023,887)       (5,369,564)

Cash flows from investing activities:
     Collections on loans                                                                    --          767,000                --
     Collections on advances to Affiliate Companies                                     105,000               --                --
     Acquisition of ownership interests in Affiliate Companies                      (13,820,000)      (2,500,000)               --
     Sale of ownership interests in Affiliate Companies                                 100,000               --                --
     Proceeds from sale of assets - discontinued operations                                  --        2,000,000                --
     Advances to Affiliate Companies                                                 (2,004,841)         (50,000)               --
     Loans made                                                                        (350,000)      (1,164,000)         (200,000)
     Purchases of furniture and equipment                                              (232,488)         (74,977)          (57,478)
                                                                                   ------------     ------------    --------------

                 Net cash used in investing activities                              (16,202,329)      (1,021,977)         (257,478)

Cash flows from financing activities:
     Proceeds from notes payable                                                             --           12,000         3,418,000
     Repayments of notes payable                                                        (28,281)        (240,000)       (1,495,000)
     Long-term debt borrowings                                                               --        6,455,000         1,402,500
     Long-term debt payments                                                            (79,034)         (35,675)          (34,173)
     Issuance of common stock                                                         1,099,602        1,032,910           529,430
     Issuance of preferred stock and warrants                                        48,274,760        4,448,872         2,762,000
     Purchase of treasury stock                                                      (1,203,361)              --                --
     Repurchase of preferred stock                                                           --               --          (400,000)
     Payment of preferred stock dividend, Series B                                     (108,464)              --                --
     Payment of financing fees                                                               --         (501,477)          (80,000)
     Payment of registration costs                                                           --               --          (474,249)
                                                                                   ------------     ------------    --------------

                 Net cash provided by financing activities                           47,955,222       11,171,630         5,628,508
                                                                                   ------------     ------------    --------------

                 Net increase in cash and cash equivalents                           25,972,419        3,125,766             1,466

Cash and cash equivalents at beginning of year                                        3,127,232            1,466                --
                                                                                   ------------     ------------    --------------

Cash and cash equivalents at end of year                                           $ 29,099,651      $ 3,127,232        $    1,466
                                                                                   ============     ============    ==============

Cash paid for interest                                                             $     29,153      $    76,974        $   93,537
                                                                                   ============     ============    ==============
Cash paid for income taxes                                                         $      2,586      $        --        $       --
                                                                                   ============     ============    ==============

See accompanying notes to consolidated financial statements.

                                      -F6-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(1)      Nature of Operations and Basis of Presentation

         Stonepath Group, Inc., formerly known as Net Value Holdings, Inc., and subsidiaries ("Stonepath" or the "Company") acquires controlling interests in one or more operating businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, or through other traditional means of increasing efficiency and profitability. Stonepath's objective is to acquire businesses that present a reasonable opportunity to establish or expand one or more lines of business by leveraging its financial, technological and employee resources. Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications that Stonepath refers to as "Affiliate Companies." The Company continues to provide strategic and operational assistance to its existing Affiliate Companies and held interests in ten such businesses at December 31, 2000. Stonepath is based in Philadelphia with an office in New York.

         Stonepath began operations in October 1998, when in the first stage of a two-step process the Company acquired a controlling interest in a developer and distributor of online promotional campaigns named Net Value, Inc. (NV Inc.). This acquisition was accounted for as a recapitalization of NV Inc. and accordingly the financial information included in these financial statements prior to the acquisition in October 1998 is that of NV Inc. Subsequently, the financial statements include the combined results of NV Inc. and Stonepath due to Stonepath's majority ownership of NV Inc. and resulting assurance that the merger would ultimately be completed. In November 2000, Stonepath completed the merger with NV Inc. by issuing 1,754,140 shares of its common stock to the remaining NV Inc. shareholders in exchange for their minority interest in NV Inc.

         The financial statements also reflect the operations of NV Inc. as a discontinued operation. This was necessitated when, in November 1999, the Company made the strategic decision to exit the development and distribution of online promotional campaign operations of NV Inc. Accordingly, the operating results and remaining assets and liabilities of the discontinued online promotional campaigns have been segregated from continuing operations and reported as a separate line item on the accompanying statement of operations and balance sheets.


                                      -F7-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(2)      Summary of Significant Accounting Policies

         a) Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities. Stonepath considers all highly liquid instruments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash deposits and investments are held with high quality financial institutions, corporations, and government and government agencies thereby reducing credit risk concentrations.

         b) Available-For-Sale Securities

            Available-for-sale securities are reported at fair value, based on quoted market prices, with the unrealized gain or loss reported as a component of other comprehensive income or loss in stockholders' equity.

       (c) Principles of Consolidation and Ownership Interests in and advances to Affiliate Companies

            The various interests that Stonepath acquires in its Affiliate Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on Stonepath's voting interest in the Affiliate Company.

            o Consolidation - Affiliate Companies in which Stonepath directly or indirectly owns more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an Affiliate Company's results of operations are reflected within Stonepath's Consolidated Statements of Operations. Affiliate Companies where Stonepath believes that its majority ownership is temporary and will be reduced below 50% within 12 month of obtaining its majority interest are not accounted for under the consolidation method; rather, they are accounted for under the equity method described below.

            o Equity Method - Affiliate Companies whose results are not consolidated, but over whom Stonepath exercises significant influence, are accounted for under the equity method of accounting. Whether or not Stonepath exercises significant influence with respect to the Affiliate Company depends on an evaluation of several factors including, among others, representation on the Affiliate Company's Board of Directors and Stonepath's ownership level, which is generally a 20% to 50% interest in the voting securities of the Affiliate Company, including voting rights associated with Stonepath's holdings in common, preferred and other convertible instruments in the Affiliate Company. Under the equity method of accounting, Stonepath's proportionate share of each affiliate's net income or loss and amortization of Stonepath's excess investment cost over its equity in each affiliate's net assets is included in "Equity in losses of Affiliate Companies" in the Consolidated Statements of Operations. Amortization of the excess investment is recorded on a straight-line basis over 3 years. The Company records its share of each Affiliate Company's operating results on a one month lag basis to facilitate the timeliness of financial reporting.




                                      -F8-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


Summary of Significant Accounting Policies (continued)

        (c) Principles of Consolidation and Ownership Interests in and advances to Affiliate Companies (continued)

            o Cost Method - All other investments for which Stonepath does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. Under this method, Stonepath's share of each affiliate's net income or loss is not included in the Consolidated Statements of Operations. Cost basis represents Stonepath's original acquisition cost less any impairment charges in such companies.

            o Advances to Affiliate Companies - In addition to the Company's investments in voting and non-voting equity and debt securities, it also periodically makes advances to its Affiliate Companies in the form of short term loans which are evidenced by demand notes. Any impairment of such advances are accounted for in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

            o Evaluations of Interests in Affiliate Companies - Stonepath
               continually evaluates the carrying value of its ownership interests in and advances to each of its Affiliate Companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the Affiliate Company, and other relevant factors. The business plan objectives and milestones considered by Stonepath include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the bringing to market of a major product or key service. If impairment is determined, the carrying value is adjusted to fair value. The fair value of Stonepath's ownership interests in and advances to privately held Affiliate Companies is generally determined based on the value at which independent third parties have or have committed to invest in the Affiliate Companies.

       (d)  Capitalized Financing Fees

            The Company capitalizes the direct costs incurred with the issuance of long term debt as capitalized financing fees. Stonepath amortizes these fees using an effective interest method over the life of the related debt. Upon conversion of the related debt into Stonepath's common shares, the related unamortized balance of capitalized financing fees is eliminated against additional paid-in capital.


                                      -F9-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


Summary of Significant Accounting Policies (continued)

        (e) Furniture and Equipment

            Furniture and equipment are carried at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using a four-year life for computer equipment and a five-year life for furniture and office equipment.

        (f) Loss Per Share

            Basic net loss per common share and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, convertible debt, stock warrants, and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 12,197,618, 9,276,476, and 2,213,161 at
            December 31, 2000, 1999, and 1998, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

        (g) Statements of Stockholders' Equity

            The 1998 recapitalization of Stonepath described in Note 1 resulted in Stonepath's equity accounts being restated whereby every four NV Inc. shares are reflected as one Stonepath common share and one Stonepath preferred share. This restatement had the effect of changing the allocation of capital between par value and additional paid in capital. There was no effect on aggregate stockholders' deficit as a result of this allocation.

        (h) Segment Information

            Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information establishes standards for the way public companies report operating segments in annual financial statements and interim reporting to shareholders. Stonepath determined that it had one operating and reportable segment during 2000: incubating development stage Internet companies as described in Note 1. The chief operating decision maker evaluates performance and makes decisions based on financial data consistent with the presentation in the accompanying financial statements.

        (i) Use of Estimates

            The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include the valuation of options and warrants and the carrying value of investments. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. Certain amounts recorded to reflect the Company's share of losses of Affiliate Companies accounted for under the equity method are based on unaudited results of operations of those affiliate companies and may require adjustments in the future when audits of these entities are made final.


                                     -F10-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


Summary of Significant Accounting Policies (continued)

        (j) Reclassifications

            Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. The impact of these changes did not affect net loss.

(3)      Available-For-Sale Securities

         Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of other comprehensive income or loss in stockholders' equity. At December 31, 1999, the Company did not hold any available-for-sale securities. At December 31, 2000, available-for-sale securities consist of the following equity security:


                                                            Unrealized        Unrealized
                                               Cost            Loss              Gain        Fair Value
                                            ---------       ----------        ----------     ----------

            Student Advantage, Inc.         $ 245,077         (8,688)              --          236,389
                                            ---------         ------            -----          -------
                                            $ 245,077         (8,688)              --          236,389
                                            =========         ======            =====          =======



                                     -F11-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(4)    Ownership Interests in and Advances to Affiliate Companies

       The following summarizes Stonepath's ownership interests in and advances to Affiliate Companies accounted for under the equity method and cost method of accounting. All of the Affiliate Companies were privately held companies as of December 31, 2000 and 1999.

                                                   2000                                                 1999
                             ---------------------------------------------------   -----------------------------------------------
                                Carrying             Excess of                        Carrying           Excess of
                                                   carrying value       %                             carrying value       $
                                  value           over net assets    Ownership          value         over net assets   Ownership
                             ---------------------------------------------------   -----------------------------------------------
      Equity method:
      Axcellis                  $   153,347               153,347       69%             $    n/a           $   n/a          n/a
      Asset Exchange                225,584               188,322       20%                 366,192          285,698         20%
      College 411.com                 n/a                   n/a        n/a                  221,950          123,440         29%
      Metacat                            --                    --       47%                     --                --        100%
      Seedra                        851,589               672,625       46%                   n/a              n/a          n/a
      Stonepath Europe                   --                    --       43%                   n/a              n/a          n/a
      Swapit                      3,854,250             3,854,250       58%                 473,922          421,481         11%
      Webmodal                    4,065,086             3,032,144       37%                  n/a                n/a         n/a
                             -----------------   -------------------                 ---------------    ----------------
                                  9,149,856             7,900,688                         1,062,064        $ 830,619
                             -----------------   ===================                 ---------------    ================
      Cost method:
      BrightStreet.com          $ 3,994,406                             14%             $ 3,994,406                          14%
      E-Quill                       450,000                              8%                  n/a                            n/a
      Webmodal                    n/a                                  n/a                1,009,087                          12%
      YesAsia                     1,300,000                              9%               1,000,000                          11%
                             -----------------                                       ---------------
                                  5,744,406                                               6,003,493
                             -----------------                                       ---------------
                                $14,894,262                                             $ 7,065,557
                             =================                                       ===============


    Axcellis and SwapIt are not consolidated because Stonepath anticipates that its majority ownership is temporary and will be reduced below 50% within 12 months of obtaining its majority ownership. Metacat was consolidated in 1999 and was accounted for under the equity method beginning in October 2000.


                                     -F12-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


Ownership Interests in and Advances to Affiliate Companies (continued)

         The following summarized financial information for Affiliate Companies accounted for under the equity method of accounting at December 31, 2000 and 1999 has been compiled from the unaudited financial statements of the respective companies:

                                                                           November 30,                December 31,
       Balance sheets:                                                         2000                       1999
       ---------------
                                                                      -----------------------   -------------------------
          Current assets                                                   $  4,100,657                $ 1,629,349
          Noncurrent assets                                                   6,316,750                    190,554
                                                                      -----------------------   -------------------------
                    Total assets                                           $ 10,417,407                $ 1,819,903
                                                                      =======================   =========================

          Current liabilities                                              $  2,911,474                $   249,860
          Noncurrent liabilities                                              1,758,459                         --
          Stockholders' equity                                                5,747,473                  1,570,043
                                                                      -----------------------   -------------------------
                    Total liabilities and stockholders' equity             $ 10,417,407                $ 1,819,903
                                                                      =======================   =========================

                                                                              Eleven
                                                                           months ended                  Year ended
                                                                           November 30,                 December 31,
       Results of operations:                                                  2000                        1999
       ----------------------                                         -----------------------   -------------------------
          Revenues                                                         $  2,077,963                $       823
          Net loss                                                         $(12,844,123)               $  (653,538)


(5)      Furniture and Equipment

         Furniture and equipment consist of the following:

                                                                                      December 31
                                                                     ---------------------------------------------
                                                                             2000                     1999
                                                                     -------------------       -------------------
          Computer equipment                                              $ 183,172                  $  56,491
          Furniture and office equipment                                     32,690                     18,486
          Leasehold improvements                                             45,000                         --
                                                                     -------------------       -------------------
                                                                            260,862                     74,977
          Less accumulated depreciation                                     (32,186)                    (4,895)
                                                                     -------------------       -------------------
                                                                          $ 228,676                  $  70,082
                                                                     ===================       ===================



                                     -F13-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(6)      Acquisitions

         On May 9, 2000, Stonepath acquired an additional equity interest in Webmodal for total consideration of $4,877,099 consisting of $4,000,000 cash and 113,174 shares of Stonepath common stock valued at $877,099. This acquisition increased Stonepath's then approximate voting ownership from 10% to 39% and necessitated a change from the cost method to the equity method of accounting for the investment in Webmodal.

         The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2000 and 1999 as if Stonepath had owned its 39% ownership interest since the beginning of each period, and includes the effect of Stonepath's proportionate share of Webmodal's net losses and amortization of the excess investment cost over the equity in Webmodal's net assets.

                                                                                Year ended December 31
                                                                         --------------------------------------
                                                                               2000                1999
                                                                         ----------------  --------------------
                 Revenue                                                     $        --      $        --
                                                                         ================  ====================
                 Pro forma net loss to common shareholders                   $82,570,708      $31,567,237
                                                                         ================  ====================
                 Pro forma net loss per common share                         $      4.65      $      2.96
                                                                         ================  ====================

         On August 23, 2000, Stonepath acquired an additional equity interest in SwapIt for total consideration of $4,233,145. This was funded from the Company's existing cash and by cancellation of outstanding promissory notes from SwapIt to the Company in the principal amount of $3,800,000, plus accrued interest thereon of $133,945. This acquisition increased Stonepath's then approximate voting ownership from 30% to 52%.

         The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2000 and 1999 as if Stonepath had owned its 52% ownership interest since the beginning of the period, and includes the effect of Stonepath's proportionate share of SwapIt's net losses and amortization of the excess investment cost over the equity in SwapIt's net assets.


                                                                                   Year ended December 31
                                                                         -----------------------------------------
                                                                               2000                    1999
                                                                         -----------------     -------------------
               Revenue                                                     $         --                $        --
                                                                         =================     ===================
               Pro forma net loss to common shareholders                   $84,459,979                 $31,873,469
                                                                         =================     ===================
               Pro forma net loss per common share                         $      4.78                 $      3.02
                                                                         =================     ===================



                                     -F14-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(7)    Income Taxes

       The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. The tax effects of temporary differences that give rise to Stonepath's deferred tax assets are as follows:


                                                                                Years ended December 31
                                                                         --------------------------------------
                                                                               2000                 1999
                                                                         ------------------    ----------------
      Deferred tax assets:
            Accruals                                                         $     512,000         $    355,000
            Equity in losses of Affiliate Companies                              3,113,000                   --
            Amortization and depreciation                                        1,383,000                   --
            Deferred compensation and warrants                                   8,084,000            2,194,000
            Capital loss carryforward                                              401,000                   --
             Federal and state deferred tax benefits arising from
                net operating loss carryforwards                                 5,699,000            6,004,000
                                                                             -------------         ------------
       Total                                                                    19,192,000            8,553,000
       Less valuation allowance                                               (19,192,000)           (8,553,000)
                                                                             -------------         ------------

       Net deferred taxes                                                    $          --         $         --
                                                                             =============         ============


         Recognition of the benefits of deferred tax assets requires that Stonepath generate future taxable income. It is more likely than not that Stonepath will not generate sufficient taxable income during the twenty year carryforward period. Therefore, Stonepath has established a valuation allowance at December 31, 2000 and 1999 for deferred tax assets in recognition of this uncertainty. The net change in total valuation allowance for the years ended December 31, 2000, 1999, and 1998 was an increase of $10,639,000, $1,259,000, and 3,016,000, respectively. The tax benefit assumed using the federal statutory tax rate of 35% has been reduced to zero due principally to the aforementioned valuation allowance.


                                     -F15-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999





         For the year ended December 31, 2000, Stonepath had losses from continuing operations which resulted in net operating loss carryforwards for federal and state income tax purposes amounting to approximately $15,373,000 and $6,368,000 respectively. The federal net operating loss carryforwards expire beginning 2018 through 2020, and the state net operating loss carryforwards expire beginning in 2004. However, these carryforwards may be limited due to changes in the ownership of Stonepath as a result of future equity offerings. Stonepath has a capital loss carryforward for federal and state income tax purposes amounting to $1,002,000. The federal capital loss carryforward expires in 2005 and the state capital loss is carried forward indefinitely.

(8)    Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consist of the following:


                                                                             December 31
                                                               -----------------------------------------

                                                                      2000                  1999
                                                               -------------------   -------------------
                                                               $
       Professional fees                                                254,245      $        472,806
       Accrued interest                                                      --               301,077
       Accrued salaries and benefits                                     48,486                14,094
       Lease and employee termination fees                              278,098                    --
       Other accounts payable                                           309,069                14,225
                                                               -------------------   -------------------
                                                               $        889,898      $        802,202
                                                               ===================   ===================



         In December 2000, the Company's Board of Directors approved a plan to close the San Francisco and Boston offices and to discontinue the employment of nine employees located there. In connection with this plan, Stonepath anticipates paying lease and employee termination fees of $278,098 in the first quarter of 2001, and therefore the Company accrued for these fees by a charge to continuing operations.

(9)      Borrowing Arrangements

         Borrowing arrangements consist of the following:

                                                                                 December 31
                                                                      -----------------------------------
                                                                           2000                1999
                                                                      ----------------    ---------------
       8% Convertible debentures                                      $             --     $     3,250,500
       12% Convertible promissory notes                                             --           1,021,929
       Convertible promissory note, bearing interest at 10%                         --             900,000
       Installment loan payable, bearing interest at 7.76%                          --              79,034
       Other                                                                        --              12,000
                                                                      ----------------     ---------------

                                                                                    --           5,263,463

       Less amount due within one year                                              --           5,196,161
                                                                      ----------------     ---------------

                    Noncurrent portion                                $             --     $        67,302
                                                                      ================     ===============



                                     -F16-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(9)     Borrowing Arrangements (continued)

        (a) 8% Convertible Debentures

            In 1999 and 1998, Stonepath issued 8% Convertible Debentures (Debentures) in the aggregate amount of $7,857,000 in a private placement offering. These debentures were issued in two separate tranches with the first tranche totaling $1,642,000 and the second tranche totaling $6,215,000. The first and second tranches of debentures together with accrued interest thereon were convertible into Stonepath's common stock at any time by the holders at a conversion price of $2.00 and $2.50 per share, respectively. The Debentures matured at the earlier of (i) the date on which the holder elects to convert into shares of common stock; (ii) the date upon which Stonepath elects to cause a mandatory conversion; or
            (iii) two years from the date of the issuance of the Debentures.

            Stonepath recorded $6,457,500 and $1,400,000 as additional paid in capital in 1999 and 1998, respectively, for the discount deemed related to imputed interest for the preferential conversion features on the Debentures. In accordance with the Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5), these discounts were limited to the principal amount of the Debentures and were charged immediately to interest expense as the holders had the right to convert upon issuance. Stonepath issued 2,076,589 shares of common stock in 1999 in connection with conversion requests from holders of outstanding Debenture principal and accrued interest. Stonepath repaid in full the 8% Convertible Debentures plus accrued interest in 2000 through the payment of $15,869 and the issuance of 1,391,853 shares of common stock pursuant to the original conversion terms of the debentures.

        (b) 12% Convertible Promissory Notes

            In January 1999, Stonepath issued $4,270,125 Convertible Promissory Notes (Convertible Notes) with interest payable at 12% per annum in exchange for the outstanding promissory notes plus accrued interest of NV Inc. The noteholders were entitled at any time to convert the outstanding principal plus accrued interest thereon into Stonepath's common stock at a conversion rate of $2.00 per share. The Convertible Notes matured at the earlier of (i) the date on which either the holder or Stonepath exercise their respective conversion rights under the Convertible Notes; or (ii) the one-year anniversary of the closing of the merger between Stonepath and NV Inc. (see Note
            1). Additionally, the terms of conversion obligate Stonepath to issue a warrant to purchase one-half of one share of Stonepath's common stock for each share purchased through conversion. These warrants are exercisable over a three year period from the date of issuance at a $6 per share exercise price.


                                     -F17-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(9)     Borrowing Arrangements (continued)

        (b) 12% Convertible Promissory Notes (continued)

            The Company recorded $4,270,125 as additional paid in capital in 1999 for the discount deemed related to imputed interest for the preferential conversion features on the Convertible Notes. In accordance with EITF 98-5, these discounts were limited to the principal amount of the Convertible Notes and were charged immediately to interest expense as the holders had the right to convert upon issuance. Stonepath issued 1,732,066 shares of common stock in 1999 in connection with conversion requests from holders of outstanding Convertible Notes principal and accrued interest. The Company repaid in full the 12% Convertible Notes in 2000 through the payment of $28,281 and the issuance of 563,094 shares of common stock pursuant to the original terms of the notes. The terms of the conversion obligated Stonepath to issue warrants to purchase one-half of one share of Stonepath common stock for each share issued upon conversion. Accordingly, Stonepath issued 281,547 and 866,033 warrants to purchase common stock in 2000 and 1999, respectively, in connection with the conversions.

        (c) Convertible Promissory Note

            In March, 1999, in exchange for the outstanding promissory note, Stonepath issued a $900,000 convertible promissory note (Convertible
            Note) with interest payable quarterly in cash or in shares of Stonepath's common stock at the election of the lender. The Convertible Note, as amended, was convertible at any time by the noteholder into Stonepath's common stock at a conversion rate of $2.25 per share. Stonepath also issued to the lender immediately exercisable warrants to purchase 180,000 shares of Stonepath's common stock in connection with the Convertible Note issuance. The warrants have exercise prices ranging from $2.50 to $5.00 per share and expire on February 28, 2002.

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

            Stonepath repaid in full the 10% Convertible Promissory Note plus accrued interest in 2000 through the issuance of 400,000 shares of common stock pursuant to the original conversion terms of the note.


                                     -F18-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(10)   Stockholders' Equity

       The Company has two classes of authorized stock: common stock and preferred stock.

       (a)    Common Stock

              Stonepath is authorized to issue 100,000,000 shares of common stock, par value $.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared. Dividends may be restricted by the inability to liquidate ownership interests in Affiliate Companies to fund cash dividends and are subject to the preferential rights of the holders of Stonepath's preferred stock. Stonepath has never declared dividends on its common stock nor does it intend to for the foreseeable future. Certain shareholders have piggy-back rights that require Stonepath to register the underlying shares with the Securities and Exchange Commission as part of future registration statements.

        (b)   Preferred Stock

              The Company's Board of Directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of undesignated preferred stock, par value $.001 per share. The Board may establish one or more series of preferred stock and to fix, as to any such series, the dividend rate, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preference or special rights.

              Preferred stock issued and outstanding is as follows:

                                              December 31, 2000                    December 31, 1999
                                        -------------------------------     ---------------------------------
                                           Shares                              Shares
                                        outstanding     Proceeds (1)        outstanding       Proceeds (2)
                                        -------------  ----------------     -------------    ----------------
                       Series B                    --    $        --              4,824        $ 4,448,872
                       Series C             3,657,070     40,883,087                 --                 --
                                           ----------    -----------           --------        -----------
                                            3,657,070     40,883,087              4,824          4,448,872
                                           ==========    ===========           ========        ===========


               (1) Amount is net of issuance costs and proceeds of $7,391,673 allocated to Series C Warrants described below.
               (2)  Amount is net of issuance costs.

              Series B Preferred Stock

              In September 1999, Stonepath issued 4,824 shares of Series B Preferred Stock (Series B Shares) for aggregate proceeds of $4,824,000. These Series B Shares were subsequently converted into 1,180,180 shares of common stock in February 2000 pursuant to the original terms of the issuance. The Series B Shares had a liquidation preference of $1,000, bore a noncumulative dividend rate of 5%, and were redeemable at $1,250 per share in the event Stonepath failed to achieve certain performance objectives.


                                     -F19-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(10) Stockholders' Equity (continued)


     (b)      Preferred Stock (continued)

              Series B Preferred Stock (continued)

              In connection with the issuance of the Series B Shares, Stonepath issued warrants to purchase 295,040 shares of common stock (Series B Warrants). These warrants were exercisable at prices ranging from 110% to 140% of the conversion price of the Series B Shares. Stonepath allocated $650,000 of the net proceeds received from this offering to the cost of the Series B Warrants based on an independent valuation. During 2000, the warrant holders exercised 210,944 Series B Warrants with cash proceeds to the Company of $1,077,792. The remaining 84,096 Series B Warrants expired on August 1, 2000.

              Series C Preferred Stock

              In March 2000, the Company sold 4,166,667 shares of its Convertible Series C Preferred Stock (Series C Shares) at $12 per share for net proceeds of $48,274,760 after payment of issuing costs of $1,305,240 and 35,000 Series C Shares valued at $420,000. The Series C Shares are convertible into one share of the Company's common stock at any time at the election of the shareholder. This conversion ratio is subject to adjustment under certain circumstances to protect the holders of the Series C Shares against future dilutive transactions. The Series C Shares bear a cumulative dividend of 8% per annum payable in kind on a quarterly basis, have a liquidation preference of $12 per share, and require the Company to reserve 200% of the aggregate number of common shares issuable upon conversion of the Series C Shares and warrants. The Series C Shares obligate the Company to redeem the issued and outstanding Series C Shares within 60 days of receiving written notice from holders of at least 80% of the then issued and outstanding Series C Shares upon: (i) any voluntary or involuntary bankruptcy or receivership, and (ii) any payment default continuing for at least 120 days where the amount in default is greater than $750,000.

              During 2000, the Series C holders earned 270,197 shares from payment of dividends and converted 779,794 Series C Shares into an equivalent number of shares of common stock, resulting in 3,657,070 Series C Shares outstanding at December 31, 2000. The Series C Shares were initially presented as temporary equity in the Company's balance sheet because the holders of Series C Shares had redemption rights in the event the Company did not register with the SEC the Company's common shares which the Series C Shares are convertible into or that the Company did not file a listing application for the Company's common shares with a national exchange. The Series C Shares were subsequently accounted for as permanent equity once the Company successfully registered the common shares and filed the listing application as events which could allow Series C shareholder initiated redemption are currently within the control of the Company.

              Stonepath issued warrants to purchase an aggregate of 416,667 shares of common stock (Series C Warrants) in connection with the issuance of the Series C Shares. The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock. Stonepath allocated $7,391,673 of the net proceeds received from this offering to the cost of the Series C Warrants based on a Black-Scholes option-pricing model.


                                     -F20-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(10) Stockholders' Equity (continued)

     (b) Preferred Stock (continued)

         In February 2001, the Company received the consent from the holders of more than two thirds of its issued and outstanding shares of Series C Shares to modify the use of proceeds provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, the Company may now use the proceeds from the sale of the Series C Shares to make any investments in the ordinary course of our business, as from time-to-time determined by the Company's Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, we were limited to use the proceeds to make investments in early-stage Internet companies.

         In exchange for this consent the Company agreed to:

          (i) issue to the holders of the Series C Shares as of July 18, 2002, warrants to purchase up to a maximum of 3.0 million shares of the Company's common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Shares is greater than the lesser of (a) $6.00 per share; or (b) the market price of the Company's common stock at such time (but not less than $5.00 per share). The number of such warrants issued is to be reduced by the number of outstanding warrants described below; and

         (ii) reduce to $1.00 per share the exercise price of the existing warrants to purchase approximately 400,000 shares of the Company's common stock held by the holders of the Company's Series C Preferred Shares as of July 18, 2002.

As a condition to receiving the new warrants and the reduction in the exercise price of the existing warrants, the holders of the Series C Shares are to convert their Series C Shares into shares of the Company's common stock.

              Preferred Stock Dividends

              The components of the preferred stock dividend are as follows:

                                                                                   December 31
                                                                     ---------------------------------------
                                                                           2000                   1999
                                                                     ----------------        ---------------
                Series B Preferred Stock cash dividend                $     108,464           $        --
                Series C Preferred Stock dividend payable in kind         3,034,039                    --
                Non-cash charge: beneficial conversion feature on
                  Series A Preferred Stock                                       --             5,955,261
                Non-cash charge: beneficial conversion feature on
                  Series B Shares                                                --               650,000
                Non-cash charge: beneficial conversion feature on
                  Series C Shares                                        42,608,327                    --
                                                                      -------------           -----------
                                                                      $  45,750,830           $ 6,605,261
                                                                      =============           ===========

              Stonepath paid the Series B Preferred Stock dividend in cash as the holders converted their Series B Shares into shares of Stonepath's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation of the Company.

              At the time of issuance of the Series C Shares, the then fair market value of Stonepath's common stock was higher than the Series C Shares sales price of $12 per share. As the Series C Shares were immediately convertible into shares of Stonepath's common stock, this differential in price constitutes a beneficial conversion feature as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, Stonepath recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible.

              During the year ended December 31, 1999, Stonepath recorded beneficial conversion features of $5,955,261, representing the excess of the fair value of the common stock issued over the fair value of the Series A Preferred Stock redeemed and $650,000, representing the fair value of the Series B Warrants issued.

                                     -F21-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(10)  Stockholders' Equity (continued)

        (c)   Deferred Stock Based Compensation

              Stonepath records deferred compensation when it makes restricted stock awards or compensatory stock option grants to employees, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price and fair market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of our common stock. In the case of options granted to consultants or advisory board members, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. Stonepath records deferred compensation as a reduction to shareholders' equity and an offsetting increase to additional paid-in capital. Stonepath then amortizes deferred compensation into stock based compensation over the performance period, which typically coincides with the vesting period of the stock-based award of 3 to 4 years.

              The components of deferred compensation from continuing operations are as follows:

                                                                                           Consultants and
                                                                          Employees         Advisory Board            Total
                                                                       ---------------    -----------------      --------------
              Balance at December 31, 1998                               $         --       $           --        $          --
                Deferred compensation recorded                             10,916,048           21,433,095           32,349,143
                Amortization to stock-based compensation                   (3,778,448)          (1,252,923)          (5,031,371)
                                                                         ------------       --------------        -------------
              Balance at December 31, 1999                                  7,137,600           20,180,172           27,317,772
                Deferred compensation recorded                             20,325,684            4,195,356           24,521,040
                Cancellations and fair value adjustments                   (9,223,100)         (16,666,296)         (25,889,396)
                Amortization to stock-based compensation                   (7,560,254)          (7,617,438)         (15,177,692)
                                                                         ------------       --------------        -------------
              Balance at December 31, 2000                               $ 10,679,930       $       91,794        $  10,771,724
                                                                         ============       ==============        =============

              The Company also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of its common stock, valued based on the closing stock market price of $28.375 on the date of issuance.

(11)   Stock Options and Warrants

       (a)    Stock Options

              Under the stock option plan adopted by Stonepath's Board of Directors in June 2000, up to 5 million non-qualified and incentive stock options and stock awards may be granted to officers, directors, employees, consultants and independent contractors. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted. Affiliate Companies maintain their own stock plans.

                                     -F22-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(11)   Stock Options and Warrants

       (a)    Stock Options (continued)

              As part of the merger with NV Inc. discussed in Note 1, Stonepath converted the outstanding options under the existing NV Inc. stock option plan into options to purchase Stonepath common stock using a conversion ratio of .4 Stonepath options for every 1 NV Inc. option. On an as converted basis, NV Inc. had 490,900 options converted at the effective merger date in November 2000.

              The following summarizes Stonepath's stock option activity and related information:

                                                                                                               Weighted
                                                                                           Range of              average
                                                                       Shares           exercise prices      exercise price
                                                                  -----------------   --------------------   ---------------
              Outstanding at December 31, 1998                               --               --                    --
              Granted                                                 8,650,876        $ 1.00 - 10.13            $  1.14
              Cancelled                                              (4,373,628)       $     1.00                $  1.00
                                                                    -----------

              Outstanding at December 31, 1999                        4,277,248        $ 1.00 - 10.13            $  1.28
              Granted                                                 3,223,000        $ 0.50 - 19.64            $  7.08
              NV Inc. options assumed                                   490,900        $ 1.00 - 17.50            $  8.84
              Cancelled                                              (3,440,318)       $ 1.00 - 16.38            $  4.16
                                                                    -----------
              Outstanding at December 31, 2000                        4,550,830        $ 0.50 - 17.50            $  4.03
                                                                    ===========

              For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 were as follows:

                                                    Outstanding Options                         Exercisable Options
             -----------------------  -------------------------------------------------  -----------------------------------
                    Range of                          Remaining Life       Weighted                             Weighted
                Exercise prices          Shares           (Years)       Average Price         Shares          Average Price
             -----------------------  --------------  ----------------  ---------------  -----------------  ----------------
                  $0.50 - $1.00         2,870,000       7.74 years           0.99           1,344,167            1.00
                  $1.01 - $4.00           455,950       9.61 years           3.08             254,700            2.44
                  $4.01 - $8.00           448,958       8.56 years           6.43              94,935            6.46
                  $8.01 - 12.00           273,922       9.08 years           9.88             100,176            9.79
                 $12.01 - $19.64          502,000       9.13 years          16.97             266,155           15.61
                                        ---------                                           ---------
                      Total             4,550,830       8.24 years           4.03           2,060,133            3.74
                                        =========                                           =========



                                     -F23-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(11)   Stock Options and Warrants (continued)

       (a)    Stock Options (continued)

              Stonepath follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its employee stock option awards. Under APB 25, Stonepath does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. An alternative method of accounting for employee stock option awards is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at the grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's employee stock option awards been determined as prescribed by SFAS 123, pro forma net loss to common shareholders for 2000 and 1999 would have been as follows:


              Year ended December 31:                    2000           1999
                                                     ------------   ------------
              Net loss to common shareholders:
                 As reported                         $ 81,922,103   $ 30,436,357
                 Pro forma                           $ 80,855,188   $ 32,149,155

              Basic and diluted net loss per common
                share:
                 As reported                         $   4.64       $    2.89
                 Pro forma                           $   4.58       $    3.05


              The weighted average Black-Scholes value of employee options granted during 2000 and 1999 was $6.58 and $5.17. Value was estimated using an expected life of 5 years in 2000 and 1999, no dividends, volatility of 1.346 in 2000 and .87 in 1999, and risk-free interest rates of 4.99% and 6.3% in 2000 and 1999.


                                     -F24-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(11)    Stock Options and Warrants (continued)

        (b)   Warrants

              The Company had outstanding the following warrants to purchase its securities:

                                                 December 31, 2000
              -----------------------  ---------------------------------------
                  Description of           Number of          Exercise price
                      series            warrants issued         per share
              -----------------------  -----------------   -------------------

               Common Stock                3,573,050          $1.00 - $26.58
                                         ============        ================


              As described further in Notes 9 and 10, these warrants were issued primarily in connection with Stonepath's borrowing arrangements, the Series C Preferred Stock issuance, and to consultants. Additionally, as part of the merger with NV Inc. discussed in Note 1, Stonepath assumed the existing NV Inc. warrants totalling 675,089 on an as converted basis. Stonepath recorded interest expense on warrants issued in connection with borrowing arrangements equal to the warrants then fair value as determined by independent valuations. Stonepath allocated a portion of the net proceeds received from the Series C Preferred Stock issuance to the cost of the Series C Warrants as determined using the Black-Scholes valuation model. Stonepath recorded stock-based compensation of $2,799,028 on warrants' issued to consultants equal to the warrants' then fair value as determined using the Black-Scholes valuation model.

(12)     Other Loss, net

         Other loss consists of the following:

                                                     Years Ended December 31
                                                 ------------------------------
                                                      2000             1999
                                                 --------------    ------------
         Gain on sale of College411 holdings      $   (195,088)     $       --
         Litigation settlement                       1,235,447              --
         Affiliate Company impairment charges        1,891,282              --
         Goodwill impairment charge                  1,976,781              --
         Other                                         (25,021)             --
                                                  ------------      ----------
                                                  $  4,883,401      $       --
                                                  ============      ==========


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


                                     -F25-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(12)   Other Loss, net (continued)

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

       During 2000 the Company recorded impairment charges of $1,891,282 for the other than temporary decline in the carrying value of three of its Affiliate Companies accounted for under the equity method. From the date of Stonepath's initial acquisition of ownership interests and subsequent advances and investments, the Company's funding to these Affiliate Companies represented all of the outside capital the companies had available to fund its operations. Once it was determined that these companies were unable to obtain further rounds of financing necessary to sustain operations or that substantial doubt existed over the companies' ability to repay advances made, Stonepath recorded an impairment charge to reduce the remaining carrying value of the ownership interest in or advances to these companies to zero.

       In December 2000, the Company recorded an impairment charge of $1,976,781 to write-off its remaining goodwill balance. This goodwill arose solely from its June 1999 acquisition of Strategicus Partners, Inc. Due to the significant adverse changes in the business climate affecting early stage technology companies, Stonepath changed its business strategy to focus on acquiring controlling interests in operating companies. In connection with this change, the Company performed an impairment analysis on the remaining un-amortized goodwill balance of the Strategicus acquisition. Future undiscounted cash flows were determined to be less than the carrying value of goodwill and the Company determined that the goodwill had no remaining fair value. Accordingly, the Company reduced the remaining unamortized goodwill balance to zero.

                                     -F26-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(13)   Commitments and Contingencies

       On August 23, 1999, coolsavings.com, Inc. filed an action against NV, Inc in United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that NV, Inc., through its Internet Web site and products, has committed acts of patent infringement by:

           o performing or completing steps of the methods and processes described and claimed in Patent No. 5,761,648;

           o actively inducing others to practice the methods and processes described and claimed in Patent No. 5,761,648 by, among other things, performing or completing steps of such methods and processes; and

           o offering to sell or selling a system or service for offering and providing targeted electronic certificates such as coupons, for use in practicing the methods and processes described and claimed in Patent No. 5,761,648.

       Pursuant to the Asset Purchase Agreement which NV Inc. entered into with BrightStreet.com, Inc. (f/k/a Promotion Acquisition, Inc.) BrightStreet has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims.

       In addition to damages, the complaint seeks both a preliminary and permanent injunction prohibiting NV Inc. from further acts of infringement. Coolsavings.com, Inc. also seeks damages for willful infringement and attorneys' fees. On November 23, 1999, NV Inc. filed its answer to this complaint as well as a counterclaim against coolsavings.com, Inc. seeking a declaratory judgment of invalidity and on infringement of Patent No. 5,761,648. On November 16, 2000, Brightstreet filed an amended answer and counterclaim further alleging the defense of inequitable conduct against coolsavings.com, Inc. The court has entered a discovery schedule, which is in the process of being revised, and both parties to the litigation have had some fact discovery. However, no trial date has been set in this matter. Brightstreet and coolsavings.com, Inc. have engaged in settlement discussions with the assistance of the court. However, no settlement has been reached. Unless and until coolsavings.com, Inc. makes a satisfactory settlement offer to Brightstreet, Brightstreet's current intentions are to vigorously defend itself against coolsavings' allegations. BrightStreet cannot estimate the amount of damages that it may incur if the court issues a final judgment concluding that NV Inc. has infringed on coolsavings' patent.



                                     -F27-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(13)   Commitments and Contingencies (continued)

       On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of our convertible promissory notes, filed suit against us in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to our covenant in the subscription agreement they executed, which required us to "use reasonable commercial efforts to register" the shares of our common stock underlying the convertible promissory notes "at some future date," we verbally agreed to register such shares in the first registration statement we filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. We have filed a motion to dismiss this lawsuit which is still pending. If the motion to dismiss is not granted, we believe we have meritorious defenses to this claim and intend to defend it vigorously.

       On October 12, 2000, Emergent Capital Investment Management, LLC filed suit against us and two of our officers in the United States District Court for the Southern District of New York contending that it was misled by statements made in connection with the offering of our Series C Preferred Stock which closed in March 2000. Specifically, the plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20 million and we actually raised $50 million. The plaintiff seeks a return of the $2 million purchase price for its shares of Series C Preferred Stock and damages in the amount of $1.7 million. Discovery has just commenced, and we believe that we have strong defenses to this action. Accordingly, at the present time, we believe that this action will not have a material adverse effect on our financial position.

       We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(14)   Fair Value of Financial Instruments

       At December 31, 2000 and 1999, the carrying values of cash and cash equivalents, loans receivable, accounts payable, accrued expenses, and notes and loans payable approximated their fair values as they are short term and are generally receivable or payable on demand. The 1999 fair value of Stonepath's convertible promissory notes and convertible debentures were estimated assuming full conversion into common shares and using the closing the price of Stonepath common stock on December 31, 1999. The resulting fair value computes to $26,080,560, which exceeds the carrying value of the convertible promissory notes and debentures of $5,172,429.


                                     -F28-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(15)   Related Party Transactions

       Stonepath provides strategic and operational support to its Affiliate Companies in the normal course of its business. Stonepath's employees and members of its Advisory Board generally provide these services at no cost to the Affiliate Company.

       In March 2000, an officer of Stonepath contributed his shares of an Affiliate Company to Stonepath. The Company recorded the shares as contributed capital equal to their estimated fair value of $853,319. At December 31, 2000, Stonepath had loans to officers and directors with aggregate unamortized loan balances of $217,745. These loans are generally forgivable over a 3 to 4 year term and for accounting purposes are amortized evenly to expense over the loan period.

       In October 1999, Stonepath entered into a consulting agreement with an Advisory Board member. Under the terms of the consulting agreement, an affiliated company of the Advisory Board member was granted and exercised the right to purchase 676,374 shares of Stonepath common stock at a discount to its then fair market value. Stonepath recorded consulting expense of $2,289,324 equal to the discount of the exercise price to the closing stock price on the date of grant. Also in October 1999, a former officer and director of Stonepath agreed to sell his shares of an affiliate company to Stonepath at a price which was less than the then deemed fair value of the stock. Accordingly, Stonepath recorded contributed capital of $659,087 for the difference.

(16)   Quarterly Information (Unaudited)

       The following is a summary of certain unaudited quarterly information for fiscal 2000 and 1999:

                                                             Quarter ended
                                  -----------------------------------------------------------------------
                 2000                March 31          June 30         September 30       December 31
       -------------------------  ----------------  ---------------   ----------------  -----------------
        Revenue                     $          --     $         --       $         --       $         --
        Net loss                        8,158,335       12,971,831          6,704,312          8,336,795
        Net loss to common
          shareholders                 51,211,021       13,931,770          7,731,217          9,048,095
        Loss per share - basic
          and diluted                       (3.01)           (0.79)             (0.43)             (0.46)

                                                             Quarter ended
                                  -----------------------------------------------------------------------
                 1999                March 31          June 30         September 30       December 31
       -------------------------  ----------------  ---------------   ----------------  -----------------

        Revenue                     $          --     $         --       $         --       $         --
        Net loss                        2,926,993        3,665,974         16,343,090            895,039
        Net loss to common
          shareholders                  2,926,993        3,665,974         22,948,351            895,039
        Loss per share - basic
          and diluted                       (2.82)           (0.39)             (2.12)             (0.06)


                                     -F29-

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(17)    Subsequent Events (Unaudited)


        In March 2001, the Company sold its 37% interest in Webmodal for aggregate proceeds of $7.0 million, consisting of $6.0 million for its equity interest in Webmodal and $1.0 million as repayment of outstanding promissory notes held by the Company. Stonepath anticipates recording a $2.5 million to $3 million gain from this sale in the first quarter of fiscal 2001 as the proceeds received exceed the carrying value of its investment in Webmodal by that amount.








                                     -F30-