Form 10-Q
period 2001-03-31
STONEPATH GROUP INC
filed 2001-05-15
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ____________________.



                         Commission file number 0-29413


                              STONEPATH GROUP, INC.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



             Delaware                                 65-0867684
--------------------------------------------------------------------------------
   (State or Jurisdiction of              (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                        Two Penn Center Plaza, Suite 605
                             Philadelphia, PA 19102
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (215) 564-9193
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 20,476,613 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at April 30, 2001.

                              STONEPATH GROUP, INC.


                                      INDEX


                                                                                    Page
                                                                                    ----

Part I.  Financial Information

         Item 1.  Financial Statements - Unaudited
                  Consolidated Balance Sheets at March 31, 2001
                  and December 31, 2000 ...............................................1

                  Consolidated Statements of Operations
                  Three months ended March 31, 2001 and 2000 ..........................2

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000 ..........................3

                  Notes to Consolidated Financial Statements ..........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........19


Part II. Other Information

         Item 1.  Legal Proceedings ..................................................19

         Item 2.  Changes in Securities and Use of Proceeds ..........................21

         Item 3.  Defaults Upon Senior Securities ....................................21

         Item 4.  Submission of Matters to a Vote of Security Holders ................21

         Item 5.  Other Information ..................................................21

         Item 6.  Exhibits and Reports on Form 8-K ...................................21


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                             As of March 31    As of December 31
                                                                                             --------------    -----------------
                                              Assets                                              2001                2000
                                                                                             --------------    -----------------
Current assets:
     Cash and cash equivalents                                                                $ 33,874,340       $ 29,099,651
     Available-for-sale securities                                                                 945,629            236,389
     Interest receivable                                                                                 -             15,000
     Loans receivable from related parties                                                         187,162            217,745
     Prepaid expenses                                                                               70,875             91,125
                                                                                              ------------       ------------

                           Total current assets                                                 35,078,006         29,659,910

Ownership interests in and advances to Affiliate Companies                                       2,062,457         14,894,262
Furniture and equipment, net                                                                        85,233            228,676
Other assets                                                                                       117,654            127,655
                                                                                              ------------       ------------

                                                                                              $ 37,343,350       $ 44,910,503
                                                                                              ============       ============

                               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                    $    556,488       $    889,898
     Liabilities of discontinued operations                                                        695,000            695,000
                                                                                              ------------       ------------

                           Total liabilities                                                     1,251,488          1,584,898
                                                                                              ------------       ------------

Stockholders' equity:
     Convertible preferred stock, Series C, $.001 par value, (3,970,206 shares authorized at 2001 and 2000; 3,729,209 and 3,657,070 issued and outstanding at 2001 and 2000, respectively)
       Liquidation preference: $44,750,508 at 2001                                                   3,729              3,657
     Common stock, $.001 par value (100,000,000 shares authorized at 2001 and 2000;
       20,473,541 and 20,419,542 issued and outstanding at 2001 and 2000, respectively)             20,473             20,419
     Additional paid-in capital                                                                208,562,111        210,923,329
     Accumulated deficit                                                                      (166,994,569)      (156,841,388)
     Deferred compensation                                                                      (5,747,534)       (10,771,724)
     Accumulated other comprehensive gain (loss)                                                   247,652             (8,688)
                                                                                              ------------       ------------

                           Total stockholders' equity                                           36,091,862         43,325,605
                                                                                              ------------       ------------

                                                                                              $ 37,343,350       $ 44,910,503
                                                                                              ============       ============


See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                  (unaudited)


                                                                                       Three months ended March 31,
                                                                                       2001                   2000
                                                                                    -----------            -----------

Revenue                                                                             $         -            $         -

Operating expenses:
     Stock-based compensation                                                         1,235,060              5,894,187
     General and administrative                                                       1,254,389              2,103,478
                                                                                    -----------            -----------

                 Total operating expenses                                             2,489,449              7,997,665

Interest income                                                                        (444,087)              (211,957)
Interest expense                                                                              -                 73,776
Other losses, net                                                                     3,444,346                      -
                                                                                    -----------            -----------

                 Loss before equity in losses of Affiliate Companies                  5,489,708              7,859,484

Equity in losses of Affiliate Companies                                               3,235,435                298,851
                                                                                    -----------            -----------

                 Net loss                                                             8,725,143              8,158,335

Preferred stock dividends                                                             1,428,038             43,052,686
                                                                                    -----------            -----------

Net loss to common stockholders                                                     $10,153,181            $51,211,021
                                                                                    ===========            ===========

Basic and diluted net loss per common share                                         $     (0.50)           $     (3.01)
                                                                                    ===========            ===========


Basic and diluted weighted average common shares outstanding:                        20,433,783             16,986,005
                                                                                    ===========            ===========




See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Three months ended March 31
                                                                                            ---------------------------------------
                                                                                                  2001                   2000
                                                                                            ---------------         ---------------

Cash flows from operating activities:
     Net loss                                                                               $   (8,725,143)         $   (8,158,335)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                               39,975                 322,993
        Stock-based compensation                                                                 1,235,060               5,894,187
        Interest paid with stock                                                                         -                 346,110
        Other losses, net                                                                        3,444,346                       -
        Equity in losses of Affiliate Companies                                                  3,235,435                 298,851
     Changes in assets and liabilities:
        Interest receivable                                                                         15,000                   6,573
        Prepaid expenses                                                                            20,250                (160,964)
        Other assets                                                                                10,001                 (39,106)
        Accounts payable and accrued expenses                                                     (333,410)               (485,443)
                                                                                            --------------          --------------

                 Net cash used in operating activities                                          (1,058,486)             (1,975,134)

Cash flows from investing activities:
     Advances to Affiliate Companies                                                              (522,000)             (2,025,000)
     Purchase of available for sale securities                                                    (452,900)                      -
     Collections on advances to Affiliate Companies                                              1,000,000                       -
     Acquisition of ownership interests in Affiliate Companies                                    (200,000)             (2,300,000)
     Proceeds from sale of ownership interests in Affiliate Companies                            5,979,199                       -
     Proceeds from sale of furniture and equipment                                                  28,876                       -
     Purchases of furniture and equipment                                                                -                 (47,836)
                                                                                            --------------          --------------

                 Net cash provided by (used in) investing activities                             5,833,175              (4,372,836)

Cash flows from financing activities:
     Repayments of notes payable                                                                         -                 (28,281)
     Long-term debt payments                                                                             -                 (15,869)
     Issuance of common stock                                                                            -                 831,704
     Issuance of preferred stock and warrants                                                            -              48,274,760
     Purchase of treasury stock                                                                          -                 (17,500)
     Payment of preferred stock dividend, Series B                                                       -                (108,464)
                                                                                            --------------          --------------

                 Net cash provided by financing activities                                               -              48,936,350
                                                                                            --------------          --------------
                 Net increase in cash and cash equivalents                                       4,774,689              42,588,380

Cash and cash equivalents at beginning of year                                                  29,099,651               3,127,232
                                                                                            --------------          --------------

Cash and cash equivalents at end of period                                                  $   33,874,340          $   45,715,612
                                                                                            ==============          ==============

Cash paid for interest                                                                      $            -          $       28,744
                                                                                            ==============          ==============


See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


(1)    Nature of Operations and Basis of Presentation

       The principal business strategy of Stonepath Group, Inc. and subsidiaries ("Stonepath" or the "Company") is to acquire controlling interests in one or more operating businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, or through other traditional means of increasing efficiency and profitability. Stonepath's objective is to acquire businesses that present a reasonable opportunity to establish or expand one or more lines of business by leveraging its financial, technological and employee resources. Prior to the first quarter, Stonepath's principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications that Stonepath refers to as "Affiliate Companies." Stonepath continues to provide strategic and operational assistance to its existing Affiliate Companies and provided services to eight such businesses at March 31, 2001. Stonepath is based in Philadelphia with an office in New York.

       The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Stonepath's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation. Interim operating results are not necessarily indicative of the results for a full year.

(2)    Available-For-Sale Securities

       Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of other comprehensive income or loss in stockholders' equity. At March 31, 2001, available-for-sale securities consist of the following:

                                                   Unrealized
                                    Cost           Gain, net        Fair Value
                               -------------    ----------------   -------------

          Equity securities    $   697,977          247,652            945,629
                               -----------          -------            -------
                               $   697,977          247,652            945,629
                               ===========          =======            =======

       During the quarter ended March 31, 2001, the Company purchased equity securities in a company primarily owned by a former shareholder and officer of Stonepath for $452,900.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001

(3)    Ownership Interests in and Advances to Affiliate Companies

       The following summarizes Stonepath's ownership interests in and advances to Affiliate Companies at March 31, 2001. All of the Affiliate Companies are privately held companies.

                                                                    Excess of carrying
                                                                   value over equity in          Percentage of
                                             Carrying value             net assets                 ownership
                                          ----------------------   ----------------------    ----------------------
            Equity method:
            AssetExchange                   $      182,957             $    161,682                   20%
            Seedra                                      --                       --                   45%
            Stonepath Europe                            --                       --                   43%
            SwapIt                                      --                       --                   58%
                                            --------------             ------------
                                                   182,957             $    161,682
                                            --------------             ============

            Cost method:
            Brightstreet                                --                                            14%
            Metacat                                129,500                                            19%
            E-Quill                                450,000                                             8%
            YesAsia                              1,300,000                                             9%
                                            --------------
                                                 1,879,500
                                            --------------
                                            $    2,062,457
                                            ==============

       SwapIt is not consolidated because Stonepath anticipates that its majority ownership is temporary and will be reduced below 50% within 12 months of obtaining its majority ownership. Metacat was previously accounted for under the equity method and beginning in February 2001 was accounted for under the cost method as a result of our reduced ownership percentage from 47% to 19%.

        The following summarized financial information for the equity method Affiliate Company with a remaining carrying value at March 31, 2001, has been compiled from the unaudited financial statements of the affiliate:

                    Balance sheet:                                            February 28, 2001
                    --------------                                           ------------------
                      Current assets                                           $       126,665
                      Noncurrent assets                                                 23,316
                                                                               ---------------
                                Total assets                                   $       149,981
                                                                               ===============

                       Current liabilities                                     $        16,314
                       Stockholders' equity                                            133,667
                                                                               ---------------
                                Total liabilities and stockholders'
                                  equity                                       $       149,981
                                                                               ===============


                                                                             Three months ended
                  Results of operations:                                      February 28, 2001
                  ----------------------                                     ------------------
                      Revenues                                                 $            --
                                                                               ===============
                      Net loss                                                 $       (79,937)
                                                                               ===============


                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


(4)    Accounts Payable and Accrued Expenses

       In December 2000, the Company's Board of Directors approved a plan to close the San Francisco and Boston offices and to discontinue the employment of nine employees located there. In connection with this plan, Stonepath accrued lease and employee termination fees of $278,098 at December 31, 2000, which were subsequently paid in the first quarter of 2001.

(5)    Preferred Stock

       Series C Preferred Stock

       In March 2000, the Company sold 4,166,667 shares of its Convertible Series C Preferred Stock (Series C Shares) at $12 per share for net proceeds of $48,274,760 after payment of issuing costs of $1,305,240 and 35,000 Series C Shares valued at $420,000. The Series C Shares are convertible into one share of the Company's common stock at any time at the election of the shareholder. This conversion ratio is subject to adjustment under certain circumstances to protect the holders of the Series C Shares against future dilutive transactions. The Series C Shares bear a cumulative dividend of 8% per annum payable in kind at a deemed value of $12 per share on a quarterly basis, have a liquidation preference of $12 per share, and require the Company to reserve 200% of the aggregate number of common shares issuable upon conversion of the Series C Shares and warrants. The Series C Shares obligate the Company to redeem the issued and outstanding Series C Shares within 60 days of receiving written notice from holders of at least 80% of the then issued and outstanding Series C Shares upon: (i) any voluntary or involuntary bankruptcy or receivership, and (ii) any payment default continuing for at least 120 days where the amount in default is greater than $750,000. The Series C Shares were initially presented as temporary equity in the Company's balance sheet because the holders of the Series C Shares had redemption rights in the event that Stonepath did not register with the SEC the Company's common shares which the Series C Shares are convertible into or in the event that Stonepath did not file a listing application for the Company's common shares with a national exchange. The Series C Shares were subsequently accounted for as permanent equity in June 2000 once the Company successfully registered the common shares and filed the listing application as events which could allow Series C shareholder initiated redemption became under control of the Company. During 2001, the Series C holders earned 72,139 shares from payment of dividends resulting in 3,729,209 Series C Shares outstanding at March 31, 2001.

       Stonepath issued warrants to purchase an aggregate of 416,667 shares of common stock (Series C Warrants) in connection with the issuance of the Series C Shares. The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock, subject to adjustment described below. Stonepath allocated $7,391,673 of the net proceeds received from this offering to the cost of the Series C Warrants based on a Black-Scholes option-pricing model.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001



       Series C Preferred Stock (continued)

       In February 2001, the Company received the consent from the holders of more than two thirds of its issued and outstanding shares of Series C Shares to modify the use of proceeds provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, the Company may now use the proceeds from the sale of the Series C Shares to make any investments in the ordinary course of our business, as from time-to-time determined by the Company's Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, Stonepath was limited to use the proceeds to investments in early-stage Internet companies.

       In exchange for this consent Stonepath agreed to:

              (i) issue to the holders of the Series C Shares as of July 18,
                  2002, warrants to purchase up to a maximum of 3.0 million shares of the Company's common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Shares is greater than the lesser of (a) $6.00 per share; or (b) the market price of the Company's common stock at such time (but not less than $5.00 per share). The number of such warrants issued is to be reduced by the number of outstanding warrants described below; and

             (ii) reduce to $1.00 per share the exercise price of the existing
                  Series C Warrants to purchase 416,667 shares of the Company's common stock held by the holders of the Company's Series C Preferred Shares as of July 18, 2002.

       As a condition to receiving the new warrants and the reduction in the exercise price of the existing Series C Warrants, the holders of the Series C Shares will be required to convert their Series C Shares into shares of the Company's common stock on July 18, 2002.


       Preferred Stock Dividends

       The components of preferred stock dividends are as follows:

                                                                              Three months ended March 31,
                                                                        -----------------------------------------
                                                                              2001                    2000
                                                                        -----------------       -----------------
              Series B Preferred Stock cash dividend                    $             --        $        108,464
              Non-cash charge: Series C Preferred Stock dividend
                 payable in kind                                                 865,668                 335,895
              Non-cash charge: issuance of contingent warrants                   562,370                      --
              Non-cash charge: beneficial conversion feature on
                  Series C Shares                                                     --              42,608,327
                                                                        -----------------       -----------------
                                                                        $      1,428,038        $     43,052,686
                                                                        =================       =================

       The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of Stonepath's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation of the Company.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001



       Preferred Stock Dividends (continued)

       In February 2001 Stonepath agreed to issue warrants to purchase shares of it's common stock to the holders of the Company's Series C Shares. As further described above, these warrants (the "Contingent Warrants") are contingently issuable upon the satisfaction of several criteria relating to the Series C Shares including requirements over holding period, conversion, and price. Under the relevant accounting guidance, the Company recorded a one-time dividend equal to the estimated fair value of the right to receive the Contingent Warrants. This dividend was accompanied by a corresponding increase to additional paid in capital thus leaving the Company's aggregate cash and capital position unchanged. Additionally, this dividend will not require adjustment in the future when the amount of Contingent Warrants are determined and ultimately issued.

       At the time of issuance of the Series C Shares, the then fair market value of Stonepath's common stock was higher than the Series C Shares sales price of $12 per share. As the Series C shares are convertible into shares of Stonepath's common stock, this differential in price constitutes a beneficial conversion feature as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, Stonepath recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible. This dividend was accompanied by a corresponding increase to additional paid in capital thus leaving the Company's aggregate cash and capital position unchanged.

(6)    Deferred Compensation

       The components of deferred compensation are as follows:

                                                                                Consultants and
                                                             Employees           Advisory Board           Total
                                                          -----------------    -----------------    -----------------

        Balance at beginning of year                      $     10,679,930               91,794           10,771,724
          Additions to deferred compensation                         1,207               19,450               20,657
          Cancellations and fair value adjustments              (3,795,730)             (91,794)          (3,887,524)
          Amortization to stock-based compensation              (1,155,702)              (1,621)          (1,157,323)
                                                          -----------------    -----------------    -----------------
        Balance at March 31, 2001                         $      5,729,705               17,829            5,747,534
                                                          =================    =================    =================

       The Company also recorded stock based compensation of $77,737 relating to investment banking and consulting services that were paid via the issuance of 125,000 options to purchase it's common stock. Stonepath valued these equity instruments using the Black-Scholes valuation model on the date of issuance which is when the counterparty performance was complete.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001



(7)    Other Loss, net

       Other loss, net consists of the following:

                                                                              Three months ended March 31,
                                                                        -----------------------------------------
                                                                              2001                    2000
                                                                        -----------------       -----------------
            Gain on sale of Webmodal holdings                           $     (3,617,699)       $             --
            Affiliate Company impairment charges                               6,956,870                      --
            Other                                                                105,175                      --
                                                                        -----------------       -----------------
                                                                        $      3,444,346        $             --
                                                                        =================       =================

       In March 2001, Webmodal, previously an Affiliate Company, was sold to a wholly owned subsidiary of Enron Global Markets, LLC for $6,990,532 in cash consisting of $5,979,199 for Stonepath's equity interest in Webmodal, $1,000,000 as repayment by Webmodal of advances made by the Company, and $11,333 of accrued interest thereon. The cash consideration received for Stonepath's equity interest exceeded it's then carrying value by $3,617,699 and accordingly the Company recorded a gain for that amount as a result of the sale.

       The Company recorded impairment charges of $6,956,870 for the other than temporary decline in the fair value of three of its Affiliate Companies. From the date of Stonepath's initial acquisition of ownership interests and subsequent advances and investments, the Company's funding to these Affiliate Companies represented all or a significant portion of the outside capital the companies had available to fund their operations. In April 2001, as a result of the Company's continuous evaluation process, it was determined that these companies were unlikely to obtain further rounds of financing necessary to sustain operations and that substantial doubt existed over the companies' ability to repay advances made. Accordingly, Stonepath recorded an impairment charge to reduce the remaining carrying value of the ownership interest in and advances to these Affiliate Companies to zero.

(8)    Comprehensive Loss

       Excluding net loss, the Company's source of comprehensive income is from the net unrealized gain on its marketable equity securities which are classified as available-for-sale. The Company has not provided for a deferred tax liability relating to the net unrealized gain as the Company expects to have sufficient net operating losses to offset any potential tax liability resulting from the sale of its equity holdings. The following summarizes the components of comprehensive loss:

                                                               Three months ended
                                                                    March 31
                                                    ------------------------------------------
                                                           2001                   2000
                                                    --------------------    ------------------
         Net loss                                   $     (8,725,143)       $     (8,158,335)
         Other comprehensive income:
            Unrealized gain, net                             247,652                      --
                                                    --------------------    ------------------
         Comprehensive loss                         $     (8,477,491)       $     (8,158,335)
                                                    ====================    ==================

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


(9)    Net Loss per Share

       Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, convertible debt, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 14,154,172, and 16,253,817 at March 31, 2001 and 2000,
       respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

(10)   Commitments and Contingencies

       On August 23, 1999, coolsavings.com, Inc. filed an action against Net Value, Inc. ("NV Inc."), a wholly-owned subsidiary of Stonepath, alleging that NV Inc., through its Internet Web site and products, has committed acts of patent infringement by:

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

       Pursuant to the 1999 Asset Purchase Agreement which NV Inc. entered into with BrightStreet.com, Inc. (f/k/a Promotion Acquisition, Inc.), BrightStreet has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims. However, NV Inc. may be liable for liabilities arising from this action to the extent that the plaintiff is successful in asserting its claims and to the extent that BrightStreet has insufficient capital or is otherwise unable to continue to provide their indemnification. In addition to damages, the complaint seeks both a preliminary and permanent injunction prohibiting NV Inc. from further acts of infringement. Coolsavings.com, Inc. also seeks damages for willful infringement and attorneys' fees. On November 23, 1999, NV Inc. filed its answer to this complaint as well as a counterclaim against coolsavings.com, Inc. seeking a declaratory judgment of invalidity and on infringement of Patent No. 5,761,648. On November 16, 2000, Brightstreet filed an amended answer and counterclaim further alleging the defense of inequitable conduct against coolsavings.com, Inc. The court has entered a discovery schedule, which is in the process of being revised, and both parties to the litigation have had some fact discovery. However, no trial date has been set in this matter. Brightstreet and coolsavings.com, Inc. have engaged in settlement discussions with the assistance of the court. However, no settlement has been reached. Unless and until coolsavings.com, Inc. makes a satisfactory settlement offer to Brightstreet, Brightstreet's current intentions are to vigorously defend itself against coolsavings' allegations. BrightStreet cannot estimate the amount of damages that it may incur if the court issues a final judgment concluding that NV Inc. has infringed on coolsavings' patent. In any event, any judgment which would not be indemnified by Brightstreet would be entered against NV Inc. which has a nominal carrying value within Stonepath's consolidated financial statements. Accordingly, management does not believe that an adverse outcome in this proceeding would have a material adverse effect on Stonepath's financial position or results of operations.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001



       Commitments and Contingencies (continued)

       On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against Stonepath in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. Stonepath has filed a motion to dismiss this lawsuit which is still pending. If the motion to dismiss is not granted, the Company believes it has meritorious defenses to this claim and intends to defend it vigorously.

       On October 12, 2000, Emergent Capital Investment Management, LLC filed suit against the Company and two of its officers in the United States District Court for the Southern District of New York contending that it was misled by statements made in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, the plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20 million and Stonepath actually raised $50 million. The plaintiff seeks a return of the $2 million purchase price for its shares of Series C Preferred Stock and damages in the amount of $1.7 million. Discovery has just commenced, and the Company believes that it has strong defenses to this action. Accordingly, at the present time, the Company believes that this action will not have a material adverse effect on its financial position or results of operations.

       The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 7A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," " believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on June 30, 2000 by the SEC (File No. 333-38716), our Registration Statement on Form S-4 declared effective on October 6, 2000 by the SEC (File No. 333-88629) and our Annual Report on Form 10-K filed on April 2, 2001. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report and in the most recent Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal business strategy is to acquire a controlling interest in one or more operating businesses whose enterprise value can be enhanced through the adoption of an e-commerce strategy and other technologies, the implementation of innovative business practices, the addition of experienced industry specific management, or through other traditional means of increasing efficiency and profitability. Our objective is to acquire businesses that present a reasonable opportunity to establish or expand one or more lines of business by leveraging our financial, technological and employee resources. Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications that we refer to as our affiliate companies. Stonepath continues to provide strategic and operational assistance to its existing affiliate companies and provided services to eight such businesses at March 31, 2001.

         We currently realize revenue and losses from the operating activities of our affiliate companies accounted for under the equity method of accounting. This generally includes all affiliate companies for which we have a voting ownership greater than 20%. We also realize income from the sale of our equity interests equal to the excess of the fair value of the proceeds received from the sale over our carrying value of the investment at the time of disposition. The decision to sell our equity interest in an affiliate company is based on a number of factors, including the affiliate company's business prospects and potential and whether or not our invested capital can be better applied to fund new acquisitions in connection with our new business strategy. Because we acquired interests in early-stage Internet companies, many of which were in the development stage, we have experienced and expect to experience, net losses as a result of these equity interests. Such losses totaled $3.2 million and $.3 million in the first quarters of fiscal 2001 and fiscal 2000, respectively, and are recorded under "equity in losses of affiliate companies" within our consolidated statement of operations. Also, given the development stage of our existing affiliate companies, it is unlikely that we will record significant revenues from their operating activities in the near term. Rather, the income we derive, if at all, will more likely be from sales of our interests in our affiliate companies. This occurred when we sold our interest in College411 during fiscal 2000, and when we sold our interest in Webmodal during the first quarter of fiscal 2001. We believe that we are more likely to generate revenues from our subsidiaries' operations under our new business strategy since that strategy entails the acquisition of a controlling interest in an operating business.

         Our operating expenses primarily consist of stock based compensation, professional fees, depreciation , and salaries and benefits, which totaled approximately $2.5 million for the first quarter of fiscal 2001. However, stock-based compensation and depreciation are non-cash charges, and in the first quarter of fiscal 2001 we only used cash of $1.1 million to fund our operating expenses. As part of the reorganization we completed in the first quarter of 2001, we moved our corporate headquarters to Philadelphia, closed our San Francisco and Boston offices, and significantly reduced our workforce. We expect our operating expenses to continue to decrease in the very near term as a result of these changes.

         A significant component of our fiscal 2000 results is the deemed preferred stock dividend resulting from the issuance of our Series C Preferred Stock. In March 2000, at the time of issuance of our Series C Preferred Stock, the fair market value of our common stock was higher than the offering price of our Series C Preferred Stock of $12 per share. Since our Series C Preferred Stock was immediately convertible into shares of our common stock, this differential in price constituted a beneficial conversion feature as defined in the relevant accounting literature and resulted in a preferred stock dividend totaling $42.6 million. This dividend was a non cash charge and was accompanied by a corresponding increase to additional paid in capital thus leaving our aggregate cash and capital positions unchanged.

         We have experienced, and expect to continue to experience, significant volatility in our quarterly results due to non-recurring transactions and other events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarter, we evaluate:

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

Effect of Various Accounting Methods on our Results of Operations

         Several accounting methods affect the reported results and amounts contained within our financial statements presented in this quarterly report. The following significant accounting methods are presented in greater detail to further aid your understanding when reviewing our consolidated financial statements and related notes.

Accounting for Stock-Based Compensation

         Stock-based compensation is a non-cash charge relating to the amortization of deferred compensation and the issuance of stock for services. We record deferred compensation when we make restricted stock awards or compensatory stock option or warrant grants to employees, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price and fair market value of our common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of our common stock. In the case of options granted to consultants or advisory board members, the amount of deferred compensation initially recorded is the fair value of the stock options on the grant date as determined using the Black-Scholes valuation model. We record deferred compensation as a reduction to stockholders' equity with an offsetting increase to additional paid-in capital. We then amortize deferred compensation into stock-based compensation over the performance period, which typically coincides with the vesting period of the stock-based award of 3 to 4 years.

Accounting for Affiliate Company Ownership

         The various interests that we acquire in our affiliate companies are accounted for under one of the following three methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on our voting ownership in an affiliate company.

         Consolidation. Affiliate companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an affiliate company's financial statements are reflected within our consolidated financial statements. At March 31, 2001 and December 31, 2000, none of our affiliate companies were accounted for under this method. In those instances where we believe that our majority ownership is temporary and will be reduced below 50% within 12 months of obtaining our majority interest, we do not follow the consolidation method; rather we follow the equity method described below.

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

         We have representation on the board of directors of all of our equity method affiliate companies which are early-stage or development-stage companies and which have not generated significant revenues. All of our equity method affiliate companies were formed less than two years ago and are expected to continue to incur substantial losses in 2001.

         Cost Method. Affiliate companies not accounted for under either the consolidation or the equity methods of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations.

Discontinued Operations

         Our consolidated financial statements reflect the operations of Net Value, Inc., a wholly-owned subsidiary, as a discontinued operation. This was necessitated when, in November 1999, we made the strategic decision to exit the development and distribution of online promotional campaign operations of Net Value, Inc. and sold substantially all of Net Value, Inc.'s assets to Brightstreet.com. Accordingly, the assets and liabilities of the discontinued online promotional campaigns have been segregated from continuing operations and reported as a separate line item on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2001 compared to the Three Months Ended March 31, 2000

         We reported a net loss to common stockholders of $10.2 million for the three months ended March 31, 2001, ($0.50 per basic and diluted share) compared to a loss of $51.2 million ($3.01 per basic and diluted share) in the corresponding period of the prior year. The significant reduction in net loss to common stockholders is primarily attributable to the deemed preferred stock dividend of $42.6 million recorded in the first quarter of fiscal 2000 resulting from the issuance of our Series C Preferred Stock which did not reoccur in the first quarter of fiscal 2001. Our 2001 first quarter operating expenses of $2.5 million were significantly lower than the $8.0 million of the prior period largely due to the reduction of our workforce and associated decrease in stock-based compensation. Our first quarter 2001 results were also positively impacted by the sale of Webmodal and resulting $3.6 million gain. Offsetting the reduction in operating expenses and Webmodal gain were affiliate company impairment charges of $7.0 million and equity in losses of affiliate companies of $3.2 million which collectively totaled $.3 million in the corresponding period of the prior year.

         The following sections provide in greater detail the individual components of our results of operations on a line item basis and should be read in conjunction with our consolidated financial statements and related notes.

Stock-Based Compensation. Stock-based compensation is a non-cash expense resulting from the amortization of deferred compensation and the issuance of stock for services and totaled $1,235,060 for the three months ended March 31, 2001, compared to $5,894,187 for the corresponding period in 2000. The decrease in stock-based compensation is due to the reduction of our workforce and our advisory board, and associated cancellation of their options resulting in a decrease to deferred compensation and related reduction in amortization to stock-based compensation.

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the three months ended March 31, 2001:

                                                                                Consultants and
                                                              Employees          Advisory Board           Total
                                                          -----------------    -----------------    -----------------
        Balance at beginning of year                      $     10,679,930               91,794           10,771,724
          Additions to deferred compensation                         1,207               19,450               20,657
          Cancellations and fair value adjustments              (3,795,730)             (91,794)          (3,887,524)
          Amortization to stock-based compensation              (1,155,702)              (1,621)          (1,157,323)
                                                          -----------------    -----------------    -----------------
        Balance at March 31, 2001                         $      5,729,705               17,829            5,747,534
                                                          =================    =================    =================

During the first quarter of fiscal 2001, we also recorded stock based compensation of $77,737 relating to investment banking and consulting services that were paid via the issuance of options to purchase our common stock. We valued these equity instruments using the Black-Scholes valuation model on the date of issuance when counterparty performance was complete.

Of the total unamortized deferred compensation relating to employees of $5,729,705, we expect to amortize into stock-based compensation $2,650,588, $2,219,456, $729,556, and $130,105 during the remainder of 2001, and during the years ended December 31, 2002, 2003 and 2004, respectively. These amounts correspond to the vesting schedule of the underlying stock-based award. The amount of deferred compensation recorded and related amortization to stock-based compensation will increase with any future compensatory grants and decrease with any cancellations. All employee option grants during fiscal 2001 had exercise prices equal to the fair value of the stock on the date of grant resulting in no additional deferred compensation.

General and Administrative Expenses. Our general and administrative expenses have decreased to $1,254,389 for the three months ended March 31, 2001, compared to $2,103,478 for the corresponding period in 2000. This decrease is attributable to several factors including a decline in the level of our investment and corporate activities thereby reducing our professional fees and from the fiscal 2000 write-off of our goodwill arising from the Strategicus acquisition thereby reducing depreciation and amortization. We expect our general and administrative expenses to continue to decline in the very near term as a result of the restructuring completed in the first quarter of fiscal 2001 during which we closed our San Francisco and Boston offices and significantly reduced our workforce. The following is a schedule of the significant components that comprise general and administrative expense:

                                                                              Three months ended March 31,
                                                                        -----------------------------------------
                                                                              2001                    2000
                                                                        -----------------       -----------------
            Professional fees                                           $        476,324        $        756,191
            Salaries and benefits, including severance                           475,500                 332,145
            Depreciation and amortization                                         39,975                 322,993
            Marketing                                                             47,086                  95,534
            Rent and other                                                       215,504                 596,615
                                                                        -----------------       -----------------
                                                                        $      1,254,389        $      2,103,478
                                                                        =================       =================

Interest Income and Expense. Our interest income totaled $444,087 for the three months ended March 31, 2001, compared to $211,957 for the corresponding period in 2000. Interest income consists of the interest earned on our invested cash, with the period over period increase due to a full quarters effect of our invested cash arising from the March 2000 sale of our Series C Preferred Stock. Interest expense totaled $0 and $73,776 for the three months ended March 31, 2001 and 2000, respectively, with the decrease attributable to the repayment of substantially all outstanding debt in the first quarter of fiscal 2000.

Other Losses, Net.  Other losses consists of:


                                                                              Three months ended March 31,
                                                                        -----------------------------------------
                                                                              2001                    2000
                                                                        -----------------       -----------------

            Gain on sale of Webmodal holdings                           $     (3,617,699)       $             --
            Affiliate Company impairment charges                               6,956,870                      --
            Other                                                                105,175                      --
                                                                        -----------------       -----------------
                                                                        $      3,444,346        $             --
                                                                        =================       =================

In March 2001, Webmodal, previously an affiliate company, was sold to a wholly owned subsidiary of Enron Global Markets, LLC for $6,990,532 in cash consisting of $5,979,199 for our equity interest in Webmodal, $1,000,000 as repayment by Webmodal of advances made by Stonepath, and $11,333 of accrued interest thereon. The cash consideration received for our equity interest exceeded it's then carrying value by $3,617,699 and accordingly we recorded a gain for that amount as a result of the sale.

We recorded impairment charges of $6,956,870 for the other than temporary decline in the fair value of three of our Affiliate Companies. From the date of our initial acquisition of ownership interests and subsequent advances and investments, our funding to these Affiliate Companies represented all or a significant portion of the outside capital the companies had available to fund their operations. In April 2001, as a result of our continuous evaluation process, we determined that these companies were unlikely to obtain further rounds of financing necessary to sustain operations and that substantial doubt existed over the companies' ability to repay advances made. Accordingly, we recorded an impairment charge to reduce the remaining carrying value of the ownership interest in and advances to these Affiliate Companies to zero.

Equity in Losses of Affiliate Companies. Equity in losses of affiliate companies for the three months ended March 31, 2001 and 2000 amounted to $3,235,435 and $298,851, respectively. These amounts represent our proportionate share of the losses of our affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. During the three months ended March 31, 2001 and 2000, there were five affiliate companies accounted for under the equity method of accounting, however, our equity in losses significantly increased due to the development and expansion of affiliate company operations during this period. We expect to record significantly lower losses from our equity in affiliate companies due to the reduction in the number of affiliate companies currently accounted for under the equity method and our intent to acquire controlling interests in operating companies which would follow the consolidation method of accounting.

Net Loss. We have had net losses for each period since inception. This amount could fluctuate significantly from period to period, depending on the operating results of our affiliate companies and other non-recurring transactions. For the three months ended March 31, 2001 and 2000, our net loss was $8,725,143 and $8,158,335, respectively.

Preferred Stock Dividends. The components of the preferred stock dividends are as follows:

                                                                              Three months ended March 31,
                                                                        -----------------------------------------
                                                                              2001                    2000
                                                                        -----------------       -----------------
              Series B Preferred Stock cash dividend                    $             --        $        108,464
              Non-cash charge: Series C Preferred Stock dividend
                 payable in kind                                                 865,668                 335,895
              Non-cash charge: issuance of contingent warrants                   562,370                      --
              Non-cash charge: beneficial conversion feature on
                  Series C Preferred Stock                                            --              42,608,327
                                                                        ----------------       -----------------
                                                                        $      1,428,038        $     43,052,686
                                                                        ================       =================

The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of our common stock. The Series C Preferred Stock dividend is payable in additional Series C shares on a quarterly basis and therefore does not represent a cash obligation.

In February 2001 we agreed to issue warrants to purchase shares of our common stock to the holders of our Series C Preferred Stock. As further described in the footnotes to the consolidated financial statements, these warrants are contingently issuable upon the satisfaction of several criteria relating to the Series C Preferred stock including requirements over holding period, conversion, and price. Under the relevant accounting guidance, we recorded a one-time dividend equal to the estimated fair value of the right to receive these contingently issuable warrants. This dividend was accompanied by a corresponding increase to additional paid in capital thus leaving our aggregate cash and capital position unchanged. Additionally, this dividend will not require adjustment in the future when the amount of contingently issuable warrants are determined and ultimately issued.

In March 2000, at the time of issuance of the Series C Shares, the then fair market value of our common stock was higher than the Series C Shares sales price of $12 per share. As the Series C shares are convertible into shares of our common stock, this differential in price constitutes a beneficial conversion feature as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, we recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible. This dividend was accompanied by a corresponding increase to additional paid in capital thus leaving our aggregate cash and capital position unchanged.

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

During the first quarter of 2001, we used $1.1 million to fund our operating expenses. As part of the reorganization we completed in the first quarter of 2001, we moved our corporate headquarters to Philadelphia, closed our San Francisco and Boston offices, and significantly reduced our workforce. We expect our operating expenses to continue to decrease as a result of these changes.

In March 2001, we received $7.0 million from the sale of Webmodal consisting of $6.0 million for our equity interest and $1.0 million as repayment of outstanding promissory notes. During the three months ended March 31, 2001, we made the following cash investments and advances to affiliate companies:

               January 2001          Webmodal           $        500,000
               February 2001         Metacat                     200,000
               March 2001            Seedra                       22,000
                                                        -----------------
                                                        $        722,000
                                                        =================

As of March 31, 2001, we had on hand existing cash and cash equivalents of approximately $33.9 million. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and investment requirements for at least the next twelve months and for the foreseeable future. However, our long-term liquidity needs are dependant primarily on the number of future acquisitions of interests in new companies and the extent to which we participate in subsequent rounds of financings of our existing affiliate companies. In the future, we may be required to curtail or reduce the scope of our acquisition activities to satisfy our long-term liquidity needs. Alternatively, we would be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders. We are not certain that these funds would be available on terms that are satisfactory to us, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in short term fixed income investments. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       On August 23, 1999, coolsavings.com, Inc. filed an action against Net Value, Inc. ("NV Inc."), a wholly-owned subsidiary of Stonepath, alleging that NV Inc., through its Internet Web site and products, has committed acts of patent infringement by:

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

       Pursuant to the 1999 Asset Purchase Agreement which NV Inc. entered into with BrightStreet.com, Inc. (f/k/a Promotion Acquisition, Inc.) BrightStreet has agreed to assume all liabilities related to this lawsuit, including all legal expenses incurred in defending against these claims. However, NV Inc. may be liable for liabilities arising from this action to the extent that the plaintiff is successful in asserting its claims and to the extent that BrightStreet has insufficient capital or is otherwise unable to continue to provide their indemnification.

       In addition to damages, the complaint seeks both a preliminary and permanent injunction prohibiting NV Inc. from further acts of infringement. Coolsavings.com, Inc. also seeks damages for willful infringement and attorneys' fees. On November 23, 1999, NV Inc. filed its answer to this complaint as well as a counterclaim against coolsavings.com, Inc. seeking a declaratory judgment of invalidity and on infringement of Patent No. 5,761,648. On November 16, 2000, Brightstreet filed an amended answer and counterclaim further alleging the defense of inequitable conduct against coolsavings.com, Inc. The court has entered a discovery schedule, which is in the process of being revised, and both parties to the litigation have had some fact discovery. However, no trial date has been set in this matter. Brightstreet and coolsavings.com, Inc. have engaged in settlement discussions with the assistance of the court. However, no settlement has been reached. Unless and until coolsavings.com, Inc. makes a satisfactory settlement offer to Brightstreet, Brightstreet's current intentions are to vigorously defend itself against coolsavings' allegations. BrightStreet cannot estimate the amount of damages that it may incur if the court issues a final judgment concluding that NV Inc. has infringed on coolsavings' patent. In any event, any judgment which would not be indemnified by Brightstreet would be entered against NV Inc. which has a nominal carrying value within Stonepath's consolidated financial statements. Accordingly, management does not believe that an adverse outcome in this proceeding would have a material adverse effect on its financial position or results of operations.

       On August 22, 2000, Austost Anstall Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's Series A convertible notes filed suit against Stonepath in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the obligation in the agreement pursuant to which the plaintiffs purchased the Series A notes that Stonepath would "use reasonable commercial efforts to register" the stock underlying the notes "at some future date," that Stonepath failed to register their stock in its next filed registration statement. The plaintiffs assert claims for breaches of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. Based upon Stonepath's preliminary review of the facts and without conducting discovery, Stonepath does not believe that the complaint states a claim for relief. As a result, Stonepath has filed a motion to dismiss which is still pending.

       On October 12, 2000, Emergent Capital Investment Management, LLC filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the amount of the Company's Series C offering in which they participated. The plaintiff contends that the Company represented the Series C offering would place $20 million worth of the Company's securities and were not told that the Series C offering would instead place $50 million until after the plaintiff had completed its investment. The plaintiff seeks a return of its $2 million purchase price of Series C stock and damages in the amount of $1.7 million. Although no formal fact finding has occurred, Stonepath believes that it has strong defenses to this action and that discovery will demonstrate that, in fact, no such representations were made, and that the case is without merit. The case is now proceeding through discovery and Stonepath intends to file a motion for summary judgment. Accordingly, at the present time, Stonepath believes that this action will not have a material adverse effect on its financial position or results of operations.

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

(a) In March 2001, the Company issued options to purchase 75,000 shares of common stock at an exercise price $.70 per share to PMG Capital, Inc. in connection with services under an investment banking agreement. In March 2001, the Company also issued options to purchase 50,000 shares of common stock at an exercise price of $.70 in connection with consulting services performed by one of its Directors. Both issuances were pursuant to Section 4(2) of the Securities Act of 1933.

(b) In February 2001, the Company received the consent from the holders of more than two thirds of its issued and outstanding shares of Series C Preferred Stock to modify the use of proceeds provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, the Company may now use the proceeds from the sale of the Series C Preferred Stock to make any investments in the ordinary course of our business, as from time-to-time determined by the Company's Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, Stonepath was limited to use the proceeds to investments in early-stage Internet companies.

     In exchange for this consent Stonepath agreed to:

              (i) issue to the holders of the Series C Preferred Stock as of
                  July 18, 2002, warrants to purchase up to a maximum of 3.0 million shares of the Company's common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Preferred Stock is greater than the lesser of (a) $6.00 per share; or (b) the market price of the Company's common stock at such time (but not less than $5.00 per share). The number of such warrants issued is to be reduced by the number of outstanding warrants described below; and

             (ii) reduce to $1.00 per share the exercise price of the existing
                  Series C Warrants to purchase 416,667 shares of the Company's common stock held by the holders of the Company's Series C Preferred Stock as of July 18, 2002.

     As a condition to receiving the new warrants and the reduction in the exercise price of the existing Series C Warrants, the holders of the Series C Preferred Stock will be required to convert their Series C Preferred Stock into shares of the Company's common stock on July 18, 2002.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         None

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended March 31, 2001:

              (i) Current Report on Form 8-K, dated March 16, 2001.

                  The Company filed the foregoing Current Report on Form 8-K reporting under Item 2 the sale of it's 37% interest in Webmodal, Inc. for aggregate proceeds of $6,990,532.

             (ii) Current Report on Form 8-K, dated February 22, 2001.

                  The Company filed the foregoing Current Report on Form 8-K reporting under Item 5 the modification of the use of proceeds section of the agreement under which the Company's Series C Convertible Participating Preferred Stock was sold and the future issuance of warrants to purchase up to 3.0 million shares of the Company's common stock subject to certain conditions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STONEPATH GROUP, INC.

Date:  May 14, 2001                          /s/   Andrew P. Panzo
                                             ---------------------
                                             Andrew P. Panzo
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors

Date:  May 14, 2001                         /s/   Jay Elwell
                                            ----------------
                                            Jay Elwell
                                            Treasurer and
                                            Principal Accounting Officer