Form 10-Q
period 2001-06-30
STONEPATH GROUP INC
filed 2001-08-13
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2001


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


                        Two Penn Center Plaza, Suite 605
                             Philadelphia, PA 19102
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (215) 564-9193
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


There were 20,479,837 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at July 31, 2001.

                              STONEPATH GROUP, INC.


                                      INDEX



                                                                                    Page
                                                                                    ----

Part I.  Financial Information


         Item 1.  Financial Statements - Unaudited
                  Consolidated Balance Sheets at June 30, 2001
                  and December 31, 2000 ...............................................1

                  Consolidated Statements of Operations
                  Three months and six months ended June 30, 2001 and 2000 ............2


                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2001 and 2000 .............................3


                  Notes to Consolidated Financial Statements ..........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........17


Part II. Other Information

         Item 1.  Legal Proceedings ..................................................18

         Item 2.  Changes in Securities and Use of Proceeds ..........................18

         Item 3.  Defaults Upon Senior Securities ....................................18

         Item 4.  Submission of Matters to a Vote of Security Holders ................18

         Item 5.  Other Information ..................................................18

         Item 6.  Exhibits and Reports on Form 8-K ...................................19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                                  As of June 30   As of December 31
                                                                                                  -------------    -------------
                                               Assets                                                 2001             2000
                                                                                                  -------------    -------------
Current assets:
     Cash and cash equivalents .................................................................  $  33,092,712    $  29,099,651
     Available-for-sale securities .............................................................        647,617          236,389
     Interest receivable .......................................................................           --             15,000
     Loans receivable from related parties .....................................................        158,662          217,745
     Prepaid expenses ..........................................................................         50,625           91,125
                                                                                                  -------------    -------------

                           Total current assets ................................................     33,949,616       29,659,910

Ownership interests in and advances to Affiliate Companies .....................................      1,996,551       14,894,262
Furniture and equipment, net ...................................................................         80,138          228,676
Other assets ...................................................................................         27,264          127,655
                                                                                                  -------------    -------------

                                                                                                  $  36,053,569    $  44,910,503
                                                                                                  =============    =============

                                Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses .....................................................  $     433,115    $     889,898
     Net liabilities of discontinued operations ................................................        695,000          695,000
                                                                                                  -------------    -------------

                           Total liabilities ...................................................      1,128,115        1,584,898
                                                                                                  -------------    -------------

Stockholders' equity:
     Convertible preferred stock, Series C,
       $.001 par value (3,965,819 and 3,970,206 shares authorized at 2001 and
       2000; 3,799,139 and 3,657,070 issued and outstanding at 2001 and 2000,
       respectively) Liquidation preference: $45,589,668 at 2001 ...............................          3,799            3,657
     Common stock, $.001 par value (100,000,000 shares authorized at 2001 and 2000;
       20,479,837 and 20,419,542 issued and outstanding at 2001 and 2000, respectively) ........         20,479           20,419
     Additional paid-in capital ................................................................    208,567,605      210,923,329
     Accumulated deficit .......................................................................   (170,168,599)    (156,841,388)
     Deferred compensation .....................................................................     (3,447,470)     (10,771,724)
     Accumulated other comprehensive loss ......................................................        (50,360)          (8,688)
                                                                                                  -------------    -------------

                           Total stockholders' equity ..........................................     34,925,454       43,325,605
                                                                                                  -------------    -------------

                                                                                                  $  36,053,569    $  44,910,503
                                                                                                  =============    =============

See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                  Three months ended June 30,         Six months ended June 30,
                                                               ------------------------------     -------------------------------
                                                                 2001                2000               2001               2000
                                                              -------------------------------     -------------------------------
Revenue .....................................................   $        --      $        --        $        --     $         --
Operating expenses:
     Stock-based compensation ...............................     1,413,830        7,472,562          2,648,890       13,366,749
     General and administrative .............................     1,350,778        2,313,725          2,605,167        4,417,203
                                                                -----------      -----------        -----------     ------------
         Total operating expenses ...........................     2,764,608        9,786,287          5,254,057       17,783,952
Interest income .............................................      (405,304)        (703,989)          (849,391)        (915,946)
Interest expense ............................................            --           10,851                 --           84,627
Other losses, net ...........................................        28,500          957,101          3,472,846          957,101
                                                                -----------      -----------        -----------     ------------
         Loss before equity in losses of Affiliate Companies      2,387,804       10,050,250          7,877,512       17,909,734
Equity in losses of Affiliate Companies .....................        65,906        2,366,905          3,301,341        2,665,756
                                                                -----------      -----------        -----------     ------------
         Net loss from continuing operations ................     2,453,710       12,417,155         11,178,853       20,575,490
                                                                -----------      -----------        -----------     ------------
Discontinued operations:
     (Gain) loss from discontinued operations ...............      (171,484)         554,676           (171,484)         554,676
                                                                -----------      -----------        -----------     ------------
Net loss ....................................................     2,282,226       12,971,831         11,007,369       21,130,166
Preferred stock dividends ...................................       891,804          959,939          2,319,842       44,012,625
                                                                -----------      -----------        -----------     ------------
Net loss to common stockholders .............................   $ 3,174,030      $13,931,770        $13,327,211     $ 65,142,791
                                                                ===========      ===========        ===========     ============
Basic and diluted net (loss) per common share -
     continuing operations ..................................   $     (0.16)     $     (0.76)       $     (0.66)    $      (3.91)
Basic and diluted net earnings (loss) per common share -
     discontinued operations ................................   $      0.01      $     (0.03)       $      0.01     $      (0.03)
                                                                -----------      -----------        -----------     ------------
Basic and diluted net earnings (loss) per common share ......   $     (0.15)     $     (0.79)       $     (0.65)    $      (3.94)
                                                                ===========      ===========        ===========     ============

Basic and diluted weighted average common shares outstanding:    20,477,003       17,672,454         20,455,389       16,521,162
                                                                 ==========       ==========         ==========       ==========


          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six months ended June 30
                                                                                  -----------------------------
                                                                                      2001             2000
                                                                                  -------------    ------------
Cash flows from operating activities:
     Net loss ..................................................................   $(11,007,369)   $(21,130,166)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ..........................................         73,570         663,136
        Stock-based compensation ...............................................      2,648,890      13,366,749
        Interest paid with stock ...............................................             --          75,619
        Other losses, net ......................................................      3,472,846         957,101
        Equity in losses of Affiliate Companies ................................      3,301,341       2,665,756
        (Gain) loss from discontinued operations ...............................       (171,484)        554,676
     Changes in assets and liabilities:
        Interest receivable ....................................................         15,000         (71,609)
        Prepaid expenses .......................................................         40,500         (89,714)
        Other assets ...........................................................        100,391         (61,577)
        Accounts payable and accrued expenses ..................................       (285,299)       (245,788)
        Discontinued operations ................................................             --        (187,902)
                                                                                   ------------    ------------

                 Net cash used in operating activities .........................     (1,811,614)     (3,503,719)

Cash flows from investing activities:
     Advances to Affiliate Companies ...........................................       (552,000)     (3,430,000)
     Purchase of available for sale securities .................................       (452,900)             --
     Collections on advances to Affiliate Companies ............................      1,000,000          75,000
     Acquisition of ownership interests in Affiliate Companies .................       (200,000)     (6,300,000)
     Proceeds from sale of ownership interests in Affiliate Companies ..........      5,979,199              --
     Proceeds from sale of furniture and equipment .............................         30,376              --
     Purchases of furniture and equipment ......................................             --        (124,847)
                                                                                   ------------    ------------

                 Net cash provided by (used in) investing activities ...........      5,804,675      (9,779,847)

Cash flows from financing activities:
     Repayments of notes payable ...............................................             --         (28,281)
     Long-term debt payments ...................................................             --         (79,034)
     Issuance of warrants ......................................................             --       1,099,584
     Issuance of preferred stock ...............................................             --      48,274,760
     Purchase of treasury stock ................................................             --        (328,147)
     Payment of preferred stock dividend, Series B .............................             --        (108,464)
                                                                                   ------------    ------------

                 Net cash provided by financing activities .....................             --      48,830,418

                 Net increase in cash and cash equivalents .....................      3,993,061      35,546,852

Cash and cash equivalents at beginning of year .................................     29,099,651       3,127,232
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $ 33,092,712    $ 38,674,084
                                                                                   ============    ============

Cash paid for interest .........................................................   $         --    $     29,153
                                                                                   ============    ============
Cash paid for income taxes .....................................................   $         --    $         --
                                                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001


(1)    Nature of Operations and Basis of Presentation


       The principal business strategy of Stonepath Group, Inc. and subsidiaries ("Stonepath" or the "Company") is to build a global integrated logistics services organization by identifying, acquiring, and managing controlling interests in profitable logistics businesses. Prior to the first quarter of 2001, Stonepath's principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications that Stonepath refers to as "Affiliate Companies." Stonepath continues to provide strategic and operational assistance to its existing Affiliate Companies and provided services to six such businesses at June 30, 2001. Stonepath is based in Philadelphia with an office in New York.

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

(2)    Available-For-Sale Securities


       Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of other comprehensive income or loss in stockholders' equity. During the quarter ended March 31, 2001, the Company purchased $452,900 of equity securities in a publicly held company of which approximately 48% is owned by a former shareholder and officer of Stonepath. At June 30, 2001, available-for-sale securities consist of the following:


                                                    Unrealized
                                    Cost             Loss, net        Fair Value

         Equity securities     $     697,977     $    (50,360)     $     647,617
                               =============     =============     =============

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001


(3)    Ownership Interests in and Advances to Affiliate Companies


       The following summarizes Stonepath's ownership interests in and advances to Affiliate Companies at June 30, 2001. All of the Affiliate Companies are privately held companies.

                                                                     Excess of carrying
                                                                     value over equity           Percentage of
                                              Carrying value          in net assets               ownership
                                          ----------------------   ----------------------    ----------------------
            Equity method:

            AssetExchange                 $        117,051         $        117,051                   20%
            Stonepath Europe                            --                       --                   43%
                                          ----------------         ----------------
                                                   117,051         $        117,051
                                          ----------------         ================

            Cost method:
            Brightstreet                                --                                            14%
            Metacat                                129,500                                            19%
            E-Quill                                450,000                                             8%
            YesAsia                              1,300,000                                             9%
                                          ----------------
                                                 1,879,500
                                          ----------------
                                          $      1,996,551
                                          ================


       Metacat was previously accounted for under the equity method and beginning in February 2001 was accounted for under the cost method as a result of our reduced ownership percentage from 47% to 19%.

(4)    Preferred Stock

       Series C Preferred Stock

       In March 2000, the Company sold 4,166,667 shares of its Convertible Series C Preferred Stock (Series C Shares) at $12 per share for net proceeds of $48,274,760 after payment of issuing costs consisting of $1,305,240 and 35,000 Series C Shares valued at $420,000.

       Each Series C Share is convertible into one share of the Company's common stock at any time at the election of the shareholder. This conversion ratio is subject to adjustment under certain circumstances to protect the holders of the Series C Shares against future dilutive transactions. The Series C Shares bear a cumulative dividend of 8% per annum payable in kind at a deemed value of $12 per share on a quarterly basis, have a liquidation preference of $12 per share, and require the Company to reserve 200% of the aggregate number of common shares issuable upon conversion of the Series C Shares and warrants. The Series C Shares obligate the Company to redeem the issued and outstanding Series C Shares within 60 days of receiving written notice from holders of at least 80% of the then issued and outstanding Series C Shares upon: (i) any voluntary or involuntary bankruptcy or receivership, (ii) any payment default continuing for at least 120 days where the amount in default is greater than $750,000, (iii) a consolidation or merger of the Company with or into any other person(s) or entity(ies) other than a consolidation or merger in which the Company is the surviving corporation, (iv) upon consummation of a sale of all or substantially all of our assets; and (v) a sale or other disposition of more than 50% of our voting capital stock. Any such redemption shall be at a price equal to the greater of (i) the liquidation value of $12 per share plus all accrued and unpaid dividends, or (ii) the fair market value per share of the Company's common stock on the redemption date. The Series C Shares were initially presented as temporary equity in the Company's balance sheet because the holders of the Series C

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001


(4)  Preferred Stock (continued)

     Series C Preferred Stock (continued)

     Shares had redemption rights in the event that Stonepath did not register the Company's common shares which the Series C Shares are convertible into with the SEC, or in the event that Stonepath did not file a listing application for the Company's common shares with a national exchange. The Series C Shares were subsequently accounted for as permanent equity in June 2000 once the Company successfully registered the common shares and filed it's listing application as events which could allow Series C shareholder initiated redemption became under control of the Company.

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

     In exchange for this consent Stonepath agreed to:

     (i) issue to the holders of the Series C Shares as of July 18, 2002, warrants (the Series C Contingent Warrants) to purchase up to a maximum of 3.0 million shares of the Company's common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Shares is greater than the lesser of (a) $6.00 per share; or (b) the market price of the Company's common stock at such time (but not less than $5.00 per share) (the Target Price). The number of Series C Contingent Warrants to be issued is that number which, assuming conversion of all Series C Shares and the exercise of the Series C Warrants and the Series C Contingent Warrants will reduce the average cost of the holders investment in us to the Target Price, reduced by the number of outstanding warrants described below; and

     (ii) reduce to $1.00 per share the exercise price of the existing Series C Warrants to purchase 416,667 shares of the Company's common stock held by the holders of the Company's Series C Preferred Shares as of July 18, 2002.

     As a condition to receiving the new warrants and the reduction in the exercise price of the existing Series C Warrants, the holders of the Series C Shares will be required to convert their Series C Shares into shares of the Company's common stock on July 18, 2002.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001



(4) Preferred Stock (continued)

     Preferred Stock Dividends

     The components of preferred stock dividends are as follows:

                                                       Three months ended June 30               Six months ended June 30
                                                       --------------------------               ------------------------
                                                          2001             2000                     2001            2000
                                                       --------       -----------               ----------      ----------

     Series B Preferred Stock cash dividend     $            --  $            --           $            --    $     108,464
     Non-cash charge: Series C Preferred
       Stock dividend payable in kind                   891,804          959,939                 1,757,472        1,295,834
     Non-cash charge: issuance of
       contingent warrants                                   --               --                   562,370               --
     Non-cash charge: beneficial conversion
       feature on Series C Shares                            --               --                        --       42,608,327
                                                ---------------  ---------------           ---------------    -------------
                                                $       891,804  $       959,939           $     2,319,842    $  44,012,625
                                                ===============  ===============           ===============    ==============



     The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of Stonepath's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis at a deemed value of $12 per share and does not represent a cash obligation of the Company.

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

     In March 2000, at the time of issuance of the Series C Shares, the then fair market value of Stonepath's common stock was higher than the Series C Shares sales price of $12 per share. As the Series C shares are convertible into shares of Stonepath's common stock, this differential in price constituted a beneficial conversion feature as defined in the Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, Stonepath recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible. This dividend was accompanied by a corresponding increase to additional paid in capital thus leaving the Company's aggregate cash and capital position unchanged.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001


(5)    Deferred Compensation

       The components of deferred compensation are as follows:


                                                                                 Consultants and
                                                              Employees           Advisory Board           Total
                                                          -----------------    -----------------    -----------------

        Balance at beginning of year                      $     10,679,930      $        91,794     $     10,771,724
          Additions to deferred compensation                         1,207               19,450               20,657
          Cancellations and fair value adjustments              (4,756,332)             (74,756)          (4,831,088)
          Amortization to stock-based compensation              (2,512,202)              (1,621)          (2,513,823)
                                                          ----------------     ----------------     ----------------
        Balance at June 30, 2001                          $      3,412,603      $        34,867     $      3,447,470
                                                          ================     ================     ================



       The Company also recorded stock based compensation of $135,067 relating to investment banking, consulting, and legal services that were paid via the issuance of 195,000 options to purchase it's common stock. Stonepath valued these equity instruments using the Black-Scholes valuation model on the date of issuance which is when the counterparty performance was complete.


(6)    Other Losses, net


       Other losses, net consists of the following:

                                                Three months ended June 30          Six months ended June 30
                                             ---------------------------------   --------------------------------
                                                   2001              2000              2001             2000
                                             ----------------  ---------------   ---------------  ---------------

       Gain on sale of Webmodal holdings     $             --  $            --   $    (3,617,699) $            --
       Gain on sale of College411 holdings                 --         (195,088)               --         (195,088)

       Affiliate Company impairment
         charges                                       30,000        1,152,189         6,986,870        1,152,189
       Other                                           (1,500)              --           103,675               --
                                             ----------------  ---------------   ---------------  ---------------
                                             $         28,500  $       957,101   $     3,472,846  $       957,101
                                             ================  ===============   ===============  ===============



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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001



(6)    Other Losses, net (continued)


       The Company recorded impairment charges of $6,986,870 and $1,152,189 in 2001 and 2000, respectively, for the other than temporary decline in the fair value of four of its Affiliate Companies. From the date of Stonepath's initial acquisition of ownership interests and subsequent advances and investments, the Company's funding to these Affiliate Companies represented all or a significant portion of the outside capital the companies had available to fund their operations. In April 2001 and June 2000, as a result of the Company's continuous evaluation process, it was determined that these companies were unlikely to obtain further rounds of financing necessary to sustain operations and that substantial doubt existed over the companies' ability to repay advances made. Accordingly, Stonepath recorded an impairment charge to reduce the remaining carrying value of the ownership interest in and advances to these Affiliate Companies to zero.


(7)    Comprehensive Loss


       Excluding net loss, the Company's source of comprehensive income is from the net unrealized gain or loss on its marketable equity securities which are classified as available-for-sale. The Company did not provide for a deferred tax liability relating to the net unrealized gain as the Company expects to have sufficient net operating losses to offset any potential tax liability resulting from the sale of its equity holdings. The following summarizes the components of comprehensive loss:

                                             Three months ended June 30             Six months ended June 30
                                           -----------------------------------   -----------------------------------
                                                 2001               2000              2001              2000
                                           ------------------  ---------------   ---------------  ------------------
         Net loss                          $      (2,282,226)  $   (12,971,831)  $   (11,007,369)    $ (21,130,166)
         Other comprehensive income:
            Unrealized gain (loss), net             (298,012)          161,651           (41,672)          161,651
                                           -----------------   ---------------   ---------------     -------------
         Comprehensive loss                $      (2,580,238)  $   (12,810,180)  $   (11,049,041)    $ (20,968,515)
                                           =================   ===============   ===============     =============



(8)    Net Loss per Share

       Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, convertible debt, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 16,623,809 and 12,184,725 at June 30, 2001 and 2000,
       respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001


(9)    Commitments and Contingencies

       Other than as described within the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, there have been no material developments in any of the reported legal proceedings except as described below.

       On October 12, 2000, Emergent Capital Investment Management, LLC (the Plaintiff) filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, the Plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20 million and the Company actually raised $50 million. The Plaintiff seeks a return of its $2 million purchase price of Series C stock and damages in the amount of $1.7 million. The Company believes that is possesses meritorious defenses to this action and has filed a motion for summary judgment which is still pending with the court as of August 8, 2001.

       After the summary judgment motion was filed, the Plaintiff filed a new action against the Company and two of it's officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, the Plaintiff alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in NetValue, Inc. The Plaintiff also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company believes that the Plaintiff's claims are either without merit or subject to the assertion of material defenses by the Company. The Company has filed a motion to dismiss the new complaint, which is still pending with the court.

       The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

              CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 7A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," " believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-3 filed on August 10, 2001 with the SEC (File No. 333-64452) and our Annual Report on Form 10-K filed on April 2, 2001. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report and in the most recent Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         The principal business strategy of Stonepath Group, Inc. and subsidiaries ("Stonepath" or the "Company") is to build a global integrated logistics services organization by identifying, acquiring, and managing controlling interests in profitable logistics businesses. On June 21, 2001, we appointed Dennis Pelino as our Chairman and Chief Executive Officer to implement this new business strategy. Mr. Pelino brings to us over 25 years of logistics industry experience, including as President and Chief Operating Officer of Fritz Companies, Inc. where he was employed from 1987 to 1999.

         After having evaluated a number of different alternatives, we elected to focus on the logistics industry as this industry continues to demonstrate significant growth characteristics, is positioned for further consolidation as many sectors of the industry remain fragmented, and is subject to enhanced profitability through the adoption of e-commerce and other technologies. Fundamental to our principal business strategy is the continued growth the logistics industry demonstrates as an increasing number of businesses outsource their supply-chain management functions in order to find cost-effective logistics solutions. We have identified a number of companies that may be suitable acquisition candidates. We are presently negotiating the terms of our first acquisition. We are also in preliminary discussions with a select number of other potential acquisition candidates.

         Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications that we refer to as our affiliate companies. Stonepath continues to provide strategic and operational assistance to its existing affiliate companies and provided services to six such businesses at June 30, 2001. The following management's discussion and analysis of financial condition and results of operations focuses primarily on our former business strategy and will continue to do so until such time as we complete our first acquisition under our new business strategy at which time the focus would change to the new strategy and the results of operations of the acquisition(s).

         Until we complete any acquisitions under our new business strategy, our only revenue and losses are realized from the operating activities of our affiliate companies accounted for under the equity method of accounting. We also realize income from the sale of our equity interests equal to the excess of the fair value of the proceeds received from the sale over our carrying value of the investment at the time of disposition. The decision to sell our equity interest in an affiliate company is based on a number of factors, including the affiliate company's business prospects and potential and whether or not our invested capital can be better applied to fund new acquisitions in connection with our new business strategy. Because we acquired interests in early-stage Internet companies, many of which were in the development stage, we have experienced and expect to experience, net losses as a result of these equity interests. Such losses totaled $3.3 million and $2.7 million in the six months ended June 30, 2001 and 2000, respectively, and are reflected as "equity in losses of affiliate companies" within our consolidated statement of operations. Also, given the development stage of our existing affiliate companies, it is unlikely that we will record significant revenues from their operating activities in the near term. Rather, the income we derive, if at all, will more likely be from sales of our interests in our affiliate companies. This occurred when we sold our interest in College411 during fiscal 2000, and when we sold our interest in Webmodal during the first quarter of fiscal 2001. We intend to generate revenues under our new business strategy from our subsidiaries' operations since that strategy entails the acquisition of controlling interests in profitable logistics business.

         Our operating expenses primarily consist of stock based compensation, professional fees, depreciation , and salaries and benefits, which totaled approximately $5.3 million for the first six months of fiscal 2001. However, stock-based compensation and depreciation are non-cash charges, and in the first two quarters of fiscal 2001 we only used cash of $1.8 million to fund our operating expenses. We expect our operating expenses to remain at this level until we complete our first acquisition of a controlling interest in a logistics business.

         A significant component of our fiscal 2000 results is the deemed preferred stock dividend resulting from the issuance of our Series C Preferred Stock. In March 2000, at the time of issuance of our Series C Preferred Stock, the fair market value of our common stock was higher than the offering price of our Series C Preferred Stock of $12 per share. Since our Series C Preferred Stock was immediately convertible into shares of our common stock on a one for one basis, this differential in price constituted a beneficial conversion feature as defined in the relevant accounting literature and resulted in a preferred stock dividend totaling $42.6 million. This dividend was a non cash charge and was accompanied by a corresponding increase to additional paid in capital thus leaving our aggregate cash and capital positions unchanged.

         We have experienced, and expect to continue to experience, significant volatility in our quarterly results due to non-recurring transactions and events incidental to our ownership interests in and advances to affiliate companies. These transactions include the issuance of our Series C Preferred Stock, dispositions of, and changes to, our affiliate company ownership interests, and impairment charges. On a continuous basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our ownership interest in and advances to each of our affiliate companies for possible impairment based on achievement of business plan objectives and milestones; and, the financial condition and prospects of the affiliate company. The business plan objectives and milestones we consider include those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the bringing to market of a major product or key service. If impairment is determined, the carrying value is adjusted to fair value. The fair value of our ownership interests in and advances to privately held affiliate companies is generally determined based on the value at which independent third parties have invested, or have committed to invest, in our affiliate companies.

Discontinued Operations

         Our consolidated financial statements reflect the operations of Net Value, Inc., a wholly-owned subsidiary, as a discontinued operation. This was necessitated when, in November 1999, we made the strategic decision to exit the development and distribution of online promotional campaign operations of Net Value, Inc. and sold substantially all of Net Value, Inc.'s assets to Brightstreet.com. Accordingly, the assets and liabilities of the discontinued online promotional campaigns have been segregated from continuing operations and reported as a separate line item in our consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2001 compared to the Three and Six Months Ended June 30, 2000

     We reported a net loss to common stockholders of $3.2 and $13.3 million for the three months and six months ended June 30, 2001, ($0.15 and $0.65 per basic and diluted common share) compared to a loss of $13.9 and $65.1 million ($0.79 and $3.94 per basic and diluted share) in the corresponding periods of the prior year. The significant reduction in net loss to common stockholders is primarily attributable to the deemed preferred stock dividend of $42.6 million recorded in the first quarter of fiscal 2000 resulting from the issuance of our Series C Preferred Stock which did not reoccur in fiscal 2001. Our operating expenses of $2.8 million and $5.3 million for the three and six month periods ended June 30, 2001 were significantly lower than $9.8 million and $17.8 million of the corresponding periods of the prior year largely due to the reduction of our workforce completed in the first quarter of fiscal 2001 and associated decrease in stock-based compensation. Our fiscal 2001 results were also positively impacted by the sale of Webmodal and resulting $3.6 million gain. Offsetting the reduction in operating expenses and Webmodal gain were affiliate company impairment charges of $7.0 million and equity in losses of affiliate companies of $3.3 million which collectively totaled $3.6 million in the corresponding period of the prior year.

     The following sections provide in greater detail the individual components of our results of operations on a line item basis and should be read in conjunction with our consolidated financial statements and related notes.

Stock-Based Compensation. Stock-based compensation is a non-cash expense resulting from the amortization of deferred compensation and the issuance of stock for services and totaled $1,413,830 and $2,648,890 for the three and six months ended June 30, 2001, compared to $7,472,562 and $13,366,749 for the corresponding periods in 2000. The decrease in stock-based compensation is due to the reduction of our workforce and our advisory board, and associated cancellation of their options resulting in a decrease to deferred compensation and related reduction in amortization to stock-based compensation.

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the three months ended June 30, 2001:

                                                                                  Consultants
                                                                                  and Advisory
                                                              Employees             Board                  Total
                                                          -----------------    -----------------    -----------------

        Balance at beginning of period                    $       5,729,705     $         17,829     $      5,747,534
          Additions to deferred compensation                             --                   --                   --
          Cancellations and fair value adjustments                 (960,603)              17,038             (943,565)
          Amortization to stock-based compensation               (1,356,499)                  --           (1,356,499)
                                                          -----------------     ----------------     ----------------
        Balance at June 30, 2001                          $       3,412,603     $         34,867     $      3,447,470
                                                          =================     ================     ================

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the six months ended June 30, 2001:


                                                                                Consultants and
                                                                Employees        Advisory Board            Total
                                                          -----------------    -----------------     ----------------
        Balance at beginning of year                      $     10,679,930      $        91,794      $    10,771,724
          Additions to deferred compensation                         1,207               19,450               20,657
          Cancellations and fair value adjustments              (4,756,332)             (74,756)          (4,831,088)
          Amortization to stock-based compensation              (2,512,202)              (1,621)          (2,513,823)
                                                          ----------------      ---------------      ---------------
        Balance at June 30, 2001                          $      3,412,603      $        34,867      $     3,447,470
                                                          ================      ===============      ===============


We also recorded stock based compensation of $57,331 and $135,067 during the three and six months ended June 30, 2001 relating to investment banking, consulting, and legal services that were paid via the issuance of 195,000 options to purchase our common stock. We valued these equity instruments using the Black-Scholes valuation model on the date of issuance which is when the counterparty performance was complete.

Of the total unamortized deferred compensation relating to employees of $3,412,603, we expect to amortize into stock-based compensation $1,242,291, $1,411,831, $642,831, and $115,650 during the remainder of 2001, and during the years ended December 31, 2002, 2003 and 2004, respectively. These amounts correspond to the vesting schedule of the underlying stock-based award. The amount of deferred compensation recorded and related amortization to stock-based compensation will increase with any future compensatory grants and decrease with any cancellations. All employee option grants during fiscal 2001 had exercise prices equal to the fair value of the stock on the date of grant resulting in no additional deferred compensation.


General and Administrative Expenses. Our general and administrative expenses have decreased to $1,350,778 and $2,605,167 for the three and six months ended June 30, 2001, compared to $2,313,725 and $4,417,203 for the corresponding periods in 2000. This decrease is attributable to several factors including a decline in the level of our investment and corporate activities thereby reducing our professional fees and from the fiscal 2000 write-off of our goodwill arising from the Strategicus acquisition thereby reducing depreciation and amortization. Also contributing to the decline was the closure of our San Francisco and Boston offices and related workforce reduction occurring in the first quarter of fiscal 2001. We expect our operating expenses to remain at this level until we complete our first acquisition of a controlling interest in a logistics business. The following is a schedule of the significant components that comprise general and administrative expense:


                                              Three months ended June 30            Six months ended June 30
                                           ---------------------------------    ---------------------------------
                                                2001              2000               2001               2000
                                           ----------------   --------------    ----------------    -------------

     Professional fees                     $       576,281    $   1,027,959    $      1,052,605    $   1,784,150
     Salaries and benefits                         413,493          669,841             888,993        1,001,986
     Depreciation and amortization                  33,595          340,143              73,570          663,136
     Other general and administrative              327,409          275,782             589,999          967,931
                                           ---------------    -------------    ----------------    -------------
     Total                                 $     1,350,778    $   2,313,725    $      2,605,167    $   4,417,203
                                           ===============    =============    ================    =============

Interest Income and Expense. Our interest income totaled $405,304 and $849,391 for the three and six months ended June 30, 2001, compared to $703,989 and $915,946 for the corresponding periods in 2000. Interest income consists of the interest earned on our cash and cash equivalents, with the period over period decrease due to lower average cash balances in fiscal 2001 than in fiscal 2000. We incurred no interest expense in fiscal 2001 versus $10,851 and $84,627 for the first and second quarters of fiscal 2000, respectively, with the decrease attributable to the repayment of substantially all outstanding debt in the first quarter of fiscal 2000.

Other Losses, Net.  Other losses consists of:
------------------


                                                Three months ended June 30          Six months ended June 30
                                             ---------------------------------   --------------------------------
                                                  2001              2000              2001             2000
                                             ----------------  ---------------   ---------------  ---------------

       Gain on sale of Webmodal holdings     $             --  $            --   $    (3,617,699) $            --
       Gain on sale of College411
         holdings                                          --         (195,088)               --         (195,088)
       Affiliate Company impairment
         charges                                       30,000        1,152,189         6,986,870        1,152,189
       Other                                           (1,500)              --           103,675               --
                                             ----------------  ---------------   ---------------  ---------------
                                             $         28,500  $       957,101   $     3,472,846  $       957,101
                                             ================  ===============   ===============  ===============



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


We recorded impairment charges of $6,986,870 and $1,152,189 in 2001 and 2000, respectively, for the other than temporary decline in the fair value of four of our Affiliate Companies. From the date of our initial acquisition of ownership interests and subsequent advances and investments, our funding to these Affiliate Companies represented all or a significant portion of the outside capital the companies had available to fund their operations. In April 2001 and June 2000, as a result of our continuous evaluation process, it was determined that these companies were unlikely to obtain further rounds of financing necessary to sustain operations and that substantial doubt existed over the companies' ability to repay advances made. Accordingly, we recorded an impairment charge to reduce the remaining carrying value of the ownership interest in and advances to these Affiliate Companies to zero.

Equity in Losses of Affiliate Companies. Equity in losses of affiliate companies for the three and six months ended June 30, 2001 amounted to $65,906 and $3,301,341, respectively, compared to $2,366,906 and $2,665,756 for the corresponding periods of the prior year. These amounts represent our proportionate share of the losses of our affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. During the three months ended June 30, 2001, we had only one affiliate company accounted for under the equity method compared to five in the first three months of 2001 and six in the first six months of 2000. Our equity in losses were highest in the first quarter of 2001 due to the development and expansion of affiliate company operations during this period. We expect our losses from our equity in affiliate companies to remain small as we have only one affiliate company accounted for under the equity method. Also, we intend to acquire controlling interests in logistics businesses for which we would follow the consolidation method of accounting.

Discontinued Operations. The gain of $171,484 represents the settlement of outstanding liabilities arising from the discontinued operations of Net Value, Inc. We expect to settle the remaining liabilities on favorable terms.

Preferred Stock Dividends. The components of the preferred stock dividends are as follows:

                                            Three months ended June 30         Six months ended June 30
                                          -------------------------------    -----------------------------
                                                 2001            2000             2001            2000
                                         ---------------  ----------------  ---------------  --------------

 Series B Preferred Stock cash dividend  $            --  $            --   $           --   $     108,464
 Non-cash charge: Series C Preferred
   Stock dividend payable in kind                891,804          959,939        1,757,472       1,295,834
 Non-cash charge: issuance of
   contingent warrants                                --               --          562,370              --
 Non-cash charge: beneficial
   conversion feature on Series C                     --               --               --      42,608,327
   Shares
                                         ---------------  ---------------   --------------   -------------

                                         $       891,804  $       959,939   $    2,319,842   $  44,012,625
                                         ===============  ===============   ==============   =============

The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of our common stock. The Series C Preferred Stock dividend is payable in additional Series C shares on a quarterly basis at a deemed value of $12 per share and therefore does not represent a cash obligation.

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

During the six months ended June 30, 2001, we used $1.8 million to fund our operating expenses. As part of the reorganization we completed in the first quarter of 2001, we moved our corporate headquarters to Philadelphia, closed our San Francisco and Boston offices, and significantly reduced our workforce. We expect our operating expenses to remain at this level until we complete our first acquisition of a controlling interest in a logistics business.

In March 2001, we received $7.0 million from the sale of Webmodal consisting of $6.0 million for our equity interest and $1.0 million as repayment of outstanding promissory notes. During the six months ended June 30, 2001, we made the following cash investments and advances to affiliate companies:

          January 2001          Webmodal                           $    500,000
          February 2001         Metacat                                 200,000
          March 2001            Seedra                                   22,000
          April 2001            SwapIt                                   30,000
                                                                   ------------
                                                                   $    752,000
                                                                   ============

As of June 30, 2001, we had cash and cash equivalents of approximately $33.1 million. We believe that our cash and cash equivalents will be sufficient to meet our operating expenses for at least the next twelve months and for the foreseeable future. However, our long-term liquidity needs are dependant primarily on the number of future acquisitions of controlling interests in logistics businesses that we make and the extent to which these new acquisitions have positive cash flows. We are presently negotiating the terms of our first acquisition. We are also in preliminary discussions with a select number of other potential acquisition candidates. While we have entered into active negotiations and preliminary discussions, we are not certain that these negotiations or discussions will lead to our acquisition of any of these companies. In the future, we may be required to curtail or reduce the scope of our acquisition activities to satisfy our long-term liquidity needs. Alternatively, we would be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders. We are not certain that these funds would be available on terms that are satisfactory to us, or at all.

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We do not expect the adoption of Statements 141 and 142 to have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in short term fixed income investments. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       Other than as described within the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, there have been no material developments in any of the reported legal proceedings except as described below.

       On October 12, 2000, Emergent Capital Investment Management, LLC (the Plaintiff) filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, the Plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20 million and the Company actually raised $50 million. The Plaintiff seeks a return of its $2 million purchase price of Series C stock and damages in the amount of $1.7 million. The Company believes that is possesses meritorious defenses to this action and has filed a motion for summary judgment which is still pending with the court as of August 8, 2001.

       After the summary judgment motion was filed, the Plaintiff filed a new action against the Company and two of it's officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, the Plaintiff alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in NetValue, Inc. The Plaintiff also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company believes that the Plaintiff's claims are either without merit or subject to the assertion of material defenses by the Company. The Company has filed a motion to dismiss the new complaint, which is still pending with the court.

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

       In June 2001 the Company issued options to purchase 50,000 and 20,000 shares of common stock at exercise prices of $.70 and $1.00 per share, respectively, in connection with legal services performed by its outside counsel. Both issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

     10.1 Amended and Restated Employment Agreement between Stonepath Group, Inc. and Andrew P. Panzo

     10.3 Agreement between Stonepath Group, Inc. and Lee Hansen effective June 22, 2001

    10.44 Amended and Restated Employment Agreement between Stonepath Group, Inc. and Stephen M. Cohen

    10.61 (1) Employment Agreement between Stonepath Group, Inc. and Dennis L. Pelino dated as of June 21, 2001

    10.62 (1) Option Agreement between Stonepath Group, Inc. and Dennis L. Pelino dated as of June 21, 2001

    10.63 Options to Purchase Common Stock of Stonepath Group Inc. granted to Andrew P. Panzo effective as of June 1, 1999

    10.64 Options to Purchase Common Stock of Stonepath Group Inc. granted to Lee Hansen effective as of June 22, 2001
       ----------
       (1) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 21, 2001

(b) The Company filed the following Current Report on Form 8-K during the three month period ended June 30, 2001:

       (i)        Current Report on Form 8-K, dated  June 21, 2001.

                  The Company filed the foregoing report Current Report on Form 8-K reporting, under Item 5, the appointment of Dennis L. Pelino as the Company's new Chairman of the Board and Chief Executive Officer and the related signing of a five year employment agreement with Mr. Pelino.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              STONEPATH GROUP, INC.

Date:    August 13, 2001                      /s/ Dennis L. Pelino
                                              ---------------------
                                              Dennis L. Pelino
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Date:    August 13, 2001                      /s/ Jay Elwell
                                              ----------------
                                              Jay Elwell
                                              Treasurer and
                                              Principal Accounting Officer