Form 10-Q
period 2001-09-30
STONEPATH GROUP INC
filed 2001-11-14
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ____________________.



                         Commission file number 0-29413


                              STONEPATH GROUP, INC.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Delaware                                 65-0867684
-------------------------------------------------------------------------------
  (State or Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 20,487,987 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at October 31, 2001.

                              STONEPATH GROUP, INC.


                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at September 30, 2001 (Unaudited)
                  and December 31, 2000 ...............................................1

                  Consolidated Statements of Operations
                  Three months and nine months ended September 30, 2001 and
                  2000(Unaudited) .....................................................2

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000 (Unaudited) ...........3

                  Notes to Consolidated Financial Statements ..........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........19

Part II. Other Information

         Item 1.  Legal Proceedings ..................................................20

         Item 2.  Changes in Securities and Use of Proceeds ..........................21

         Item 3.  Defaults Upon Senior Securities ....................................21

         Item 4.  Submission of Matters to a Vote of Security Holders ................21

         Item 5.  Other Information ..................................................21

         Item 6.  Exhibits and Reports on Form 8-K ...................................21

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets


                                                                                          As of September 30,  As of December 31,
                                                                                          -------------------  ------------------
                                               Assets                                            2001                2000
                                                                                          -------------------  ------------------
                                                                                             (unaudited)
Current assets:
     Cash and cash equivalents                                                               $  31,876,170       $  29,099,651
     Available-for-sale securities                                                                  57,846             236,389
     Interest receivable                                                                              --                15,000
     Loans receivable from related parties                                                         130,162             217,745
     Prepaid expenses                                                                               30,375              91,125
                                                                                             -------------       -------------
                           Total current assets                                                 32,094,553          29,659,910

Ownership interests in and advances to Affiliate Companies                                       1,433,783          14,894,262
Furniture and equipment, net                                                                        75,043             228,676
Other assets                                                                                       382,265             127,655
                                                                                             -------------       -------------
                                                                                             $  33,985,644       $  44,910,503
                                                                                             =============       =============

                                Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                   $     303,808       $     889,898
     Net liabilities of discontinued operations                                                    695,000             695,000
                                                                                             -------------       -------------

                           Total liabilities                                                       998,808           1,584,898
                                                                                             -------------       -------------

Stockholders' equity:
     Convertible preferred stock, Series C,
       $.001 par value (3,957,669 and 3,970,206 shares authorized at 2001 and
       2000; 3,867,544 and 3,657,070 issued and outstanding at 2001 and 2000, respectively)
       Liquidation preference: $46,410,528 at 2001                                                   3,868               3,657
     Common stock, $.001 par value (100,000,000 shares authorized at 2001 and 2000;
       20,487,987 and 20,419,542 issued and outstanding at 2001 and 2000, respectively)             20,487              20,419
     Additional paid-in capital                                                                209,567,588         210,923,329
     Accumulated deficit                                                                      (173,609,522)       (156,841,388)
     Deferred compensation                                                                      (2,808,354)        (10,771,724)
     Accumulated other comprehensive loss                                                         (187,231)             (8,688)
                                                                                             -------------       -------------

                           Total stockholders' equity                                           32,986,836          43,325,605
                                                                                             -------------       -------------

                                                                                             $  33,985,644       $  44,910,503
                                                                                             =============       =============

See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                Three months ended September 30,   Nine months ended September 30,
                                                                --------------------------------   -------------------------------
                                                                      2001            2000              2001            2000
                                                                  ------------    ------------       ------------    ------------
Revenue                                                           $       --      $       --         $       --      $       --

Operating expenses:
     Stock-based compensation                                          720,516       1,852,424          3,369,406      15,219,173
     General and administrative                                      1,114,774       2,232,038          3,719,941       6,649,241
                                                                  ------------    ------------       ------------    ------------
          Total operating expenses                                   1,835,290       4,084,462          7,089,347      21,868,414

Interest income                                                       (326,145)       (653,148)        (1,175,536)     (1,569,094)
Interest expense                                                          --              --                 --            84,627
Other losses, net                                                    1,029,850       1,235,447          4,502,696       2,192,548
                                                                  ------------    ------------       ------------    ------------
          Loss before equity in losses of Affiliate Companies        2,538,995       4,666,761         10,416,507      22,576,495

Equity in (earnings) losses of Affiliate Companies                     (16,732)      1,880,520          3,284,609       4,546,276
                                                                  ------------    ------------       ------------    ------------
          Net loss from continuing operations                        2,522,263       6,547,281         13,701,116      27,122,771
                                                                  ------------    ------------       ------------    ------------
Discontinued operations:
     (Gain) loss from discontinued operations                             --           157,031           (171,484)        711,707
                                                                  ------------    ------------       ------------    ------------
Net loss                                                          $  2,522,263    $  6,704,312       $ 13,529,632    $ 27,834,478
                                                                  ============    ============       ============    ============
Basic and diluted loss per share -
     continuing operations                                        $      (0.17)   $      (0.42)      $     (0.83)    $      (4.23)
Basic and diluted earnings loss per share -
     discontinued operations                                      $       --      $      (0.01)      $      0.01     $      (0.04)
                                                                  ------------    ------------       ------------    ------------
Basic and diluted loss per share                                  $      (0.17)   $      (0.43)      $     (0.82)    $      (4.27)
                                                                  ============    ============       ============    ============

See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine months ended September 30,
                                                                                      -------------------------------
                                                                                          2001               2000
                                                                                      ------------       ------------
Cash flows from operating activities:
     Net loss                                                                         $(13,529,632)      $(27,834,478)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                      107,165            962,307
        Stock-based compensation                                                         3,369,406         15,219,173
        Interest paid with stock                                                              --              216,511
        Other losses, net                                                                4,502,696          2,155,048
        Equity in losses of Affiliate Companies                                          3,284,609          4,546,276
        (Gain) loss from discontinued operations                                          (171,484)           711,707
     Changes in assets and liabilities:
        Interest receivable                                                                 15,000             25,807
        Prepaid expenses                                                                    60,750            (69,464)
        Other assets                                                                      (254,610)           (66,176)
        Accounts payable and accrued expenses                                             (414,606)          (132,475)
        Discontinued operations                                                               --             (187,902)
                                                                                      ------------       ------------

                 Net cash used in operating activities                                  (3,030,706)        (4,453,666)
                                                                                      ------------       ------------
Cash flows from investing activities:
     Advances to Affiliate Companies                                                      (552,000)          (735,000)
     Purchase of available for sale securities                                            (452,900)              --
     Collections on advances to Affiliate Companies                                      1,000,000             75,000
     Acquisition of ownership interests in Affiliate Companies                            (200,000)       (12,750,000)
     Proceeds from sale of ownership interests in Affiliate Companies                    5,979,199               --
     Proceeds from sale of furniture and equipment                                          32,926               --
     Loans made                                                                               --             (350,000)
     Purchases of furniture and equipment                                                     --             (234,616)
                                                                                      ------------       ------------
                 Net cash provided by (used in) investing activities                     5,807,225        (13,994,616)
                                                                                      ------------       ------------
Cash flows from financing activities:
     Repayments of notes payable                                                              --              (28,281)
     Long-term debt payments                                                                  --              (79,034)
     Issuance of warrants                                                                     --            1,099,602
     Issuance of preferred stock                                                              --           48,274,760
     Purchase of treasury stock                                                               --           (1,126,582)
     Payment of preferred stock dividend, Series B                                            --             (108,464)
                                                                                      ------------       ------------
                 Net cash provided by financing activities                                    --           48,032,001
                                                                                      ------------       ------------
                 Net increase in cash and cash equivalents                               2,776,519         29,583,719

Cash and cash equivalents at beginning of year                                          29,099,651          3,127,232
                                                                                      ------------       ------------
Cash and cash equivalents at end of period                                            $ 31,876,170       $ 32,710,951
                                                                                      ============       ============
Cash paid for interest                                                                $       --         $     29,153
                                                                                      ============       ============
Cash paid for income taxes                                                            $       --         $      2,586
                                                                                      ============       ============

See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

(1)    Nature of Operations and Basis of Presentation

       The principal business strategy of Stonepath Group, Inc. and subsidiaries ("Stonepath" or the "Company") is to build a global logistics services organization that integrates established operating companies and innovative technologies. The Company plans to achieve this objective by growing through a combination of synergistic acquisitions and organic expansion of operations. The Company completed its first acquisition on October 5, 2001, by acquiring a Minneapolis based logistics company specializing in providing time definite air and ground freight distribution services to shippers and distributors ("Air Plus") (see Note
       10). Prior to the first quarter of 2001, Stonepath's principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications that Stonepath refers to as "Affiliate Companies."

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

       The accompanying unaudited consolidated financial statements and related footnotes include only the results of operations of Stonepath for the quarterly and nine month period ended September 30, 2001. The financial results of Air Plus will be included within those of Stonepath's commencing on the date of acquisition in accordance with the purchase method of accounting.

(2)    Available-For-Sale Securities

       Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of other comprehensive income or loss in stockholders' equity. At September 30, 2001, available-for-sale securities consist of the following equity security:

                                                   Unrealized
                                        Cost          Loss          Fair Value

         Student Advantage, Inc.      $245,077      (187,231)         57,846
                                      ========       =======          ======

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

(3)    Ownership Interests in and Advances to Affiliate Companies

       The following summarizes Stonepath's ownership interests in and advances to Affiliate Companies at September 30, 2001. All of the Affiliate Companies are privately held companies.

                                                       Excess of carrying
                                                      value over equity in      Percentage of
                                 Carrying value            net assets             ownership
                                 --------------       --------------------      -------------
         Equity method:
         AssetExchange             $  133,783                $108,402                 20%
         Stonepath Europe                  --                      --                 43%
                                    ---------                --------
                                      133,783                $108,402
                                    ---------                ========

         Cost method:
         Brightstreet                      --                                         14%
         Metacat                           --                                         19%
         E-Quill                           --                                          8%
         YesAsia                    1,300,000                                          9%
                                    ---------
                                    1,300,000
                                    ---------
                                   $1,433,783
                                    =========

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

       Each Series C Share is convertible into one share of the Company's common stock at any time at the election of the shareholder. This conversion ratio is subject to adjustment under certain circumstances to protect the holders of the Series C Shares against future dilutive transactions. The Series C Shares bear a cumulative dividend of 8% per annum payable in kind at a deemed value of $12 per share on a quarterly basis, have a liquidation preference of $12 per share, and require the Company to reserve 200% of the aggregate number of common shares issuable upon conversion of the Series C Shares and warrants. The Series C Shares obligate the Company to redeem the issued and outstanding Series C Shares within 60 days of receiving written notice from holders of at least 80% of the then issued and outstanding Series C Shares upon: (i) any voluntary or involuntary bankruptcy or receivership, (ii) any payment default continuing for at least 120 days where the amount in default is greater than $750,000, (iii) a consolidation or merger of the Company with or into any other person(s) or entity(ies) other than a consolidation or merger in which the Company is the surviving corporation, (iv) upon consummation of a sale of all or substantially all of our assets; and (v) a sale or other disposition of more than 50% of our voting capital stock. Any such redemption shall be at a price equal to the greater of (i) the liquidation value of $12 per share plus all accrued and unpaid dividends, or (ii) the fair market value per share of the Company's common stock on the redemption date. The Series C Shares were initially presented as temporary equity in the Company's balance sheet because the holders of the Series C Shares had redemption rights in the event that: (i) Stonepath did not register with the SEC the Company's common shares which the Series C Shares are convertible into, or (ii) that Stonepath did not file a listing application for the Company's common shares with a national exchange. The Series C Shares were subsequently accounted for as permanent equity in June 2000 once the Company successfully registered the common shares and filed it's listing application as events which could allow Series C shareholder initiated redemption are now under the control of the Company.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

(4)    Preferred Stock (continued)

       Series C Preferred Stock (continued)

       Stonepath issued warrants to purchase an aggregate of 416,667 shares of common stock (Series C Warrants) in connection with the issuance of the Series C Shares. The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock, subject to adjustment as described below. Stonepath allocated $7,391,673 of the net proceeds received from this offering to the cost of the Series C Warrants based on a Black-Scholes option-pricing model. Fair value was estimated using an expected life of 3 years, no dividends, volatility of 1.138, and a risk-free interest rate of 6.56%.

       In February 2001, the Company received the consent from the holders of more than two thirds of its issued and outstanding shares of Series C Shares to modify the use of proceeds provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, the Company may now use the proceeds from the sale of the Series C Shares to make any investments in the ordinary course of our business, as from time-to-time determined by the Company's Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, Stonepath was limited to use the proceeds for investments in early-stage Internet companies.

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

(4)    Preferred Stock (continued)

       Preferred Stock Dividends

       The components of preferred stock dividends are as follows:

                                                          Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                      -------------------------     ---------------------------
                                                        2001            2000           2001            2000
                                                      --------       ----------     ----------      -----------
          Series B Preferred Stock cash dividend      $     --       $       --     $       --      $   108,464
          Non-cash charge: Series C Preferred
            Stock dividend payable in kind             918,660        1,026,905      2,676,132        2,322,739
          Non-cash charge: issuance of
            contingent warrants                             --               --        562,370             --
          Non-cash charge: beneficial
            conversion feature on Series C Shares           --               --             --       42,608,327
                                                      --------       ----------     ----------       ----------
                                                      $918,660       $1,026,905     $3,238,502      $45,039,530
                                                      ========       ==========     ==========       ==========

       The Series B Preferred Stock dividend was paid in cash in February 2000 as the holders converted their Series B Shares into shares of Stonepath's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis at a deemed value of $12 per share and does not represent a cash obligation of the Company.

       In February 2001 Stonepath agreed to issue the Series C Contingent Warrants to purchase shares of it's common stock to the holders of the Company's Series C Shares. As further described above, these warrants are contingently issuable upon the satisfaction of several criteria relating to the Series C Shares including requirements over holding period, conversion, and price. Under the relevant accounting guidance, the Company recorded a one-time dividend equal to the estimated fair value of the right to receive the Series C Contingent Warrants. This dividend was accompanied by a corresponding increase to additional paid in capital thus leaving the Company's aggregate cash and capital position unchanged. Additionally, this dividend will not require adjustment in the future when the amount of the Series C Contingent Warrants are determined and ultimately issued.

       In March 2000, at the time of issuance of the Series C Shares, the then fair market value of Stonepath's common stock was higher than the Series C Shares sales price of $12 per share. As the Series C shares are convertible into shares of Stonepath's common stock, this differential in price constituted a beneficial conversion feature as defined in Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5). Accordingly, Stonepath recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible. This dividend was accompanied by a corresponding increase to additional paid in capital thus leaving the Company's aggregate cash and capital position unchanged.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

(5)    Deferred Compensation

       The components of deferred compensation are as follows:

                                                                           Consultants and
                                                            Employees      Advisory Board        Total
                                                           -----------     ---------------    -----------
        Balance at beginning of year                       $10,679,930        $ 91,794        $10,771,724
          Additions to deferred compensation                     1,207          19,450             20,657
          Cancellations and fair value adjustments          (4,756,332)        (92,727)        (4,849,059)
          Amortization to stock-based compensation          (3,133,347)         (1,621)        (3,134,968)
                                                           -----------        --------        -----------
        Balance at September 30, 2001                      $ 2,791,458        $ 16,896        $ 2,808,354
                                                           ===========        ========        ===========

       The Company also recorded stock based compensation of $234,438 relating to investment banking, consulting, and legal services that were paid via the issuance of options and warrants to purchase 295,000 shares of it's common stock. Stonepath valued these equity instruments using the Black-Scholes valuation model on the date of issuance when the counterparty performance was complete. Fair value was estimated using the expected life of the equity instruments which ranged from 1.5 to 5 years, no dividends, volatility of 1.4, and comparable risk-free interest rates which ranged from 3.72% to 4.78%.

(6)    Other Losses, Net

       Other losses, net consists of the following:

                                                      Three months ended                Nine months ended
                                                        September  30,                     September 30,
                                                  ---------------------------      ----------------------------
                                                     2001             2000            2001              2000
                                                  ----------       ----------      -----------       ----------
       Gain on sale of Webmodal holdings          $       --       $       --      $(3,617,699)      $       --
       Gain on sale of College411 holdings                --               --               --         (195,088)
       Affiliate Company impairment
         charges                                   1,032,400               --        8,019,270        1,152,189
       Litigation settlement                              --        1,235,447               --        1,235,447
       Other                                          (2,550)              --          101,125               --
                                                  ----------       ----------      -----------       ----------
                                                  $1,029,850       $1,235,447      $ 4,502,696       $2,192,548
                                                  ==========       ==========      ===========       ==========

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

(6)    Other Losses, Net (continued)

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

       In August 2000, the Company entered into a settlement agreement for its legal claims with Douglas Spink, the former Chief Technology Officer and director. The litigation centered on the number of shares of common stock which Mr. Spink was entitled to following his termination from the Company. Under the terms of the agreement, Mr. Spink agreed to allow the Company to reacquire for cancellation 1,212,876 shares of the 2,047,876 common shares originally issued to him. The settlement agreement allowed Mr. Spink to retain ownership of 835,000 common shares, consisting of 504,532 previously vested shares and an additional 330,468 shares that vested as part of the settlement. The vesting of these additional 330,468 shares resulted in a charge of $1,197,947 equal to the fair value of such shares on the date of settlement. Additionally, the Company paid $37,500 in severance to Mr. Spink as required by the settlement agreement.

       The Company recorded impairment charges of $8,019,270 and $1,152,189 in 2001 and 2000, respectively, for other than temporary declines in the fair value of six of its Affiliate Companies and one of its available for sale securities. From the date of Stonepath's initial acquisition of ownership interests and subsequent advances and investments, the Company's funding to these companies represented all or a significant portion of the outside capital the companies had available to fund their operations. In September and April 2001, and June 2000, as a result of the Company's periodic evaluation process, it was determined that these companies were unlikely to obtain further rounds of financing necessary to sustain operations and that substantial doubt existed over the companies' ability to repay advances made. Accordingly, Stonepath recorded an impairment charge to reduce the remaining carrying value of the ownership interest in and advances to these companies to zero.

(7)    Comprehensive Loss

       Excluding net loss, the Company's source of comprehensive income is from the net unrealized gain or loss on its marketable equity securities which are classified as available-for-sale. The Company did not provide for a deferred tax liability at September 30, 2000 relating to the net unrealized gain as the Company expected to have sufficient net operating losses to offset any potential tax liability resulting from the sale of its equity holdings. The following summarizes the components of comprehensive loss:

                                                Three months ended           Nine months ended
                                                  September 30,                September 30,
                                             ------------------------     ------------------------
                                                 2001        2000            2001         2000
                                             -----------  -----------     -----------  -----------
         Net loss                            $(2,522,263) $(6,704,312)    (13,529,632) (27,834,478)
         Other comprehensive income:
            Unrealized gain (loss), net         (136,871)       3,447        (178,543)     165,128
                                             -----------  -----------     -----------  -----------
         Comprehensive loss                  $(2,659,134) $(6,700,865)    (13,708,175) (27,699,350)
                                             ===========  ===========     ===========  ===========

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

(8)    Loss per Share

       Basic and diluted loss per share are computed using the weighted average number of common shares outstanding during the period. Shares associated with stock options, stock warrants, convertible debt, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total number of such shares excluded from the diluted loss per share calculation are 16,278,700 and 12,052,327 at September 30, 2001 and 2000, respectively.
       Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

       The components of basic and diluted loss per share are as follows:


                                               Three months ended                Nine months ended
                                                  September 30,                    September 30,
                                           ---------------------------      --------------------------
                                               2001            2000            2001            2000
                                           -----------     -----------      -----------    -----------
         Net loss                          $ 2,522,263     $ 6,704,312      $13,529,632    $27,834,478
         Preferred stock dividends             918,660       1,026,905        3,238,502     45,039,530
                                           -----------     -----------      -----------    -----------
         Net loss attributable to
           common shareholders             $ 3,440,923     $ 7,731,217      $16,768,134    $72,874,008
                                           ===========     ===========      ===========    ===========
         Weighted average common
           shares outstanding               20,480,285      17,984,444       20,463,909     17,060,208
                                           ===========     ===========      ===========    ===========
         Basic and diluted loss per
           share                           $     (0.17)    $     (0.43)         $ (0.82)         (4.27)
                                           ===========     ===========      ===========    ===========

(9)    Commitments and Contingencies

       Other than as described within the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2001, there have been no material developments in any of the reported legal proceedings except as described below.

       On October 12, 2000, Emergent Capital Investment Management, LLC (the Plaintiff) filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Shares which closed in March 2000. Specifically, the Plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20 million and the Company actually raised $50 million. The Plaintiff seeks a return of its $2 million purchase price of Series C Shares and damages in the amount of $1.7 million. In June of 2001, the Company moved for summary judgment in this case.

       After the summary judgment motion was filed, the Plaintiff filed a second action against the Company and two of it's officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, the Plaintiff alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in NetValue, Inc., a wholly owned subsidiary of the Company. The Plaintiff also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company filed a motion to dismiss this new action for failure to state a claim upon which relief can be granted.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

       On October 2, 2001, the Court entered an order granting summary judgment to the defendants in the first case filed by the Plaintiff and dismissing the Plaintiff's second complaint for failure to state a claim upon which relief can be granted. The Court allowed the Plaintiff 20 days to file a second amended complaint as to the second action only. On October 21, 2001, the Plaintiff did file a second amended complaint in the second action. The second amended complaint does not raise any new factual allegations regarding Plaintiff's participation in the offering. The Company intends to file a motion to dismiss the second amended complaint. If the motion is not granted, the Company believes that it has meritorious defenses to the Plaintiff's claims and intends to vigorously defend this action.

       On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against Stonepath in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. In response to a motion to dismiss filed by Stonepath, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. Company believes it has meritorious defenses to the remaining claims and intends to defend the matters vigorously.

       The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(10)   Subsequent Event

       On October 5, 2001, Stonepath acquired 100 percent of the outstanding stock of M.G.R., Inc., d/b/a "Air Plus Limited" and its operating affiliates, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services (collectively, "Air Plus"). The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four year earn-out arrangement based upon the future financial performance of Air Plus. The cash component of the transaction was financed through existing funds of the Company. After completion of the acquisition, Stonepath will have offices in 14 major metropolitan areas in the United States and Puerto Rico.

              CAUTIONARY STATEMENT FOR FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 7A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," " believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-3 filed on August 10, 2001 with the SEC (File No. 333-64452) and our Annual Report on Form 10-K filed on April 2, 2001. Additional factors that might cause or contribute to such a discrepancy as they relate to the Company's recent material acquisition covered by the Company's Current Report on Form 8-K filed October 19, 2001 include:(1) the continued profitable operations of Air Plus in a manner consistent with its historic results of operations; (2) our ability to leverage the operations of Air Plus as a platform for an aggressive growth strategy; (3) the ability to maintain and attract key operating personnel; (4) the reliance of Air Plus on certain large customers; (5) risks related to our acquisition strategy; (6) our ability to secure adequate financing to implement our acquisition strategy; (7) our ability to acquire target companies that satisfy our acquisition criteria; (8) uncertainty as to whether we can achieve integration of target companies in a manner intended to take advantage of overall corporate synergies and result in accretion to consolidated earnings; and (9) the uncertainty over future trading prices of our stock and the impact such trading prices may have upon our ability to utilize our common stock to finance our acquisition strategy.

         The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report and in the most recent Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

General

         Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Largely as a result of the significant correction in the global stock markets commencing during the first quarter of 2001, and the corresponding decrease in the valuation of technology businesses and contraction in the availability of venture financing, we elected to shift our business strategy to focus on the acquisition of operating businesses within a particular industry segment. Our objective was to acquire a controlling interest in established businesses that historically generated revenues and net income and demonstrated a reasonable opportunity to achieve significant growth. We intended to target those businesses whose enterprise value could be enhanced on a long-term basis through the adoption of e-commerce strategies and other technologies, the implementation of innovative business practices, the addition of experienced industry-specific management, or through other traditional means of increasing efficiency and profitability.

         After having evaluated a number of different industries, during the second quarter of 2001 we focused our acquisition efforts specifically within the transportation and logistics industry as it:

         - continues to demonstrate significant growth characteristics as an increasing number of businesses outsource their supply-chain management in order to achieve cost-effective logistics solutions;
         - is positioned for further consolidation as many sectors of the industry remain fragmented; and
         - is capable of achieving enhanced efficiencies through the adoption of e-commerce and other technologies.

         This decision occurred in conjunction with our June 21, 2001, appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Mr. Pelino brings to us over 25 years of logistics experience, including most recently, as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

         On October 5, 2001, we completed our first acquisition of a logistics business by acquiring M.G.R., Inc., d/b/a "Air Plus Limited" and its operating affiliates, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services (collectively, "Air Plus"). The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four year earn-out arrangement based on the future financial performance of Air Plus.

         Through our newly acquired operating subsidiaries, we are a non-asset based third-party logistics provider, offering a full range of time definite transportation and distribution solutions. Through an extensive network of terminals and agents, we manage and arrange the domestic movement of freight from point of origin to point of destination. These services are offered through our domestic air and ground freight forwarding business. We also provide transportation services and a broad range of value added supply chain management services such as warehousing, order fulfillment and inventory management. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 14 major metropolitan areas in North America and Puerto Rico and an extensive network of over 200 agents.

         Our objective is to build a leading global logistics services organization that integrates established operating companies and innovative technologies. We plan to achieve this objective by growing through a combination of synergistic acquisitions and organic expansion of operations. We are currently pursuing an aggressive acquisition strategy to enhance our position in our current markets and to acquire operations in new markets. The focus of this strategy is on acquiring and integrating logistics businesses that are likely to benefit from our long term growth strategy and status as a public company. A target candidate will be selected based upon its ability to demonstrate 1) historic levels of profitability; 2) a proven record of delivering superior time definite distribution and order fulfillment services; 3) opportunities for significant growth within strategic segments of our business; and 4) an established customer base of large and mid-sized companies.

         Once acquisitions are completed, we intend to create value for the acquired company by improving operating margins (through synergies offered by the consolidation and by access to our technologies) and by enhancing its potential for organic growth (through increased cross-selling opportunities and expanded service capabilities). We have identified a number of additional companies that may be suitable acquisition candidates and are in preliminary discussions with a select number of them.

         The following management's discussion and analysis of financial condition and results of operations focuses primarily on our former business strategy since our first acquisition of a logistics business was completed subsequent to the close of our third quarter. The focus of such future discussions will primarily be on our new business strategy and the results of operations of the acquisition(s).

         We expect to generate revenues from the operations of Air Plus and from future acquisitions of logistics businesses. However, through the third quarter of 2001, our primary source of earnings and losses were realized from the operating activities of our affiliate companies accounted for under the equity method of accounting. We also realized income from the sale of our equity interests equal to the excess of the fair value of the proceeds received from the sale over our carrying value of the investment at the time of disposition. Because we acquired interests in early-stage technology companies, many of which were in the development stage, we have experienced and expect to experience, net losses as a result of these equity interests. Such losses totaled $3.3 million and $4.5 million in the nine months ended September 30, 2001 and 2000, respectively, and are reflected as "equity in losses of affiliate companies" within our consolidated statements of operations. Also, given the development stage of our existing affiliate companies, it is unlikely that we will record significant earnings from their operating activities in the near term. Rather, the income we derive from our affiliate companies, if any, will more likely be from sales of our interests in our affiliate companies. This occurred when we sold our interest in College411 during fiscal 2000, and when we sold our interest in Webmodal during the first quarter of fiscal 2001.

         Our operating expenses primarily consist of stock-based compensation, professional fees, depreciation, and salaries and benefits, which totaled approximately $7.1 million for the first nine months of fiscal 2001. However, stock-based compensation and depreciation are non-cash charges, and in the first three quarters of fiscal 2001 we used cash of $3.0 million to fund our operating expenses. We expect our operating expenses to increase as a result of our first acquisition of a logistics business.

         We have experienced, and may continue to experience, significant volatility in our quarterly results in certain periods due to non-recurring transactions and events incidental to our ownership interests in and advances to affiliate companies. These transactions include dispositions of, and changes to, our affiliate company ownership interests, and impairment charges. On a periodic basis, but no less frequently than at the end of each quarter, we evaluate the carrying value of our ownership interest in and advances to each of our affiliate companies for possible impairment based on achievement of business plan objectives and milestones; as well as the financial condition and prospects of the affiliate company. The business plan objectives and milestones we consider include those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the bringing to market of a major product or key service. If impairment is determined, the carrying value is adjusted to fair value. The fair value of our ownership interests in and advances to privately held affiliate companies is generally determined based on the value at which independent third parties have invested, or have committed to invest, in our affiliate companies.

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

Results of Operations

Three and Nine Months Ended September 30, 2001 compared to the Three and Nine Months Ended September 30, 2000

         We reported a net loss of $2.5 and $13.5 million for the three months and nine months ended September 30, 2001, ($0.17 and $0.82 loss per basic and diluted common share) compared to a loss of $6.7 and $27.8 million ($0.43 and $4.27 loss per basic and diluted common share) in the corresponding periods of the prior year. The significant reduction in the net loss is primarily attributable to our change in business strategy and resulting decrease in development activities associated with our affiliate companies. Our operating expenses of $1.8 million and $7.1 million for the three and nine month periods ended September 30, 2001 were significantly lower than our operating expenses of $4.1 million and $21.9 million for the corresponding periods of the prior year largely due to the reduction of our workforce and office closures completed during 2001. Our year to date fiscal 2001 results were also positively impacted by the sale of Webmodal and the resulting $3.6 million gain. Offsetting the reduction in operating expenses and Webmodal gain were impairment charges of $8.0 million and equity in losses of affiliate companies of $3.3 million which collectively totaled $5.7 million in the corresponding period of the prior year.

         The following sections provide in greater detail the individual components of our results of operations on a line item basis and should be read in conjunction with our consolidated financial statements and related notes.

Stock-Based Compensation. Stock-based compensation is a non-cash expense resulting from the amortization of deferred compensation and the issuance of stock for services and totaled $720,516 and $3,369,406 for the three and nine months ended September 30, 2001, compared to $1,852,424 and $15,219,173 for the corresponding periods in 2000. The decrease in stock-based compensation is due to the reduction of our workforce and our advisory board, and the associated cancellation of their unvested options resulting in a decrease to deferred compensation and related reduction in amortization to stock-based compensation.

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the three months ended September 30, 2001:

                                                                        Consultants and
                                                       Employees        Advisory Board        Total
                                                       ----------       ---------------     ----------
        Balance at beginning of period                 $3,412,603          $ 34,867         $3,447,470
          Cancellations and fair value adjustments             --           (17,971)           (17,971)
          Amortization to stock-based compensation       (621,145)               --           (621,145)
                                                       ----------          --------         ----------
        Balance at September 30, 2001                  $2,791,458          $ 16,896         $2,808,354
                                                       ==========          ========         ==========

The following table shows the components of deferred compensation and related amortization to stock-based compensation for the nine months ended September 30, 2001:

                                                                        Consultants and
                                                       Employees        Advisory Board         Total
                                                       ----------       ---------------     -----------
        Balance at beginning of year                   $10,679,930         $ 91,794         $10,771,724
          Additions to deferred compensation                 1,207           19,450              20,657
          Cancellations and fair value adjustments      (4,756,332)         (92,727)         (4,849,059)
          Amortization to stock-based compensation      (3,133,347)          (1,621)         (3,134,968)
                                                       -----------         --------         -----------
        Balance at September 30, 2001                  $ 2,791,458         $ 16,896         $ 2,808,354
                                                       ===========         ========         ===========

We also recorded stock based compensation of $99,371 and $234,438 during the three and nine months ended September 30, 2001 relating to investment banking, consulting, and legal services that were paid via the issuance of options and warrants to purchase shares of our common stock. We valued these equity instruments using the Black-Scholes valuation model on the vesting date when the counterparty performance was complete.

Of the total unamortized deferred compensation relating to employees of $2,791,458, we expect to amortize into stock-based compensation $621,145, $1,411,831, $642,831, and $115,651 during the remainder of 2001, and during the years ended December 31, 2002, 2003 and 2004, respectively. These amounts correspond to the vesting schedule of the underlying stock-based award. The amount of deferred compensation recorded and related amortization to stock-based compensation will increase with any future compensatory grants and decrease with any cancellations. All employee option grants during fiscal 2001 had exercise prices equal to the fair value of the stock on the date of grant resulting in no additional deferred compensation.

General and Administrative Expenses. Our general and administrative expenses have decreased to $1,114,774 and $3,719,941 for the three and nine months ended September 30, 2001, compared to $2,232,038 and $6,649,241 for the corresponding periods in 2000. This decrease is attributable to several factors including: a decline in the level of our investment and corporate activities thereby reducing our professional fees, and the fiscal 2000 write-off of our goodwill arising from the Strategicus acquisition thereby reducing depreciation and amortization. Also contributing to the decline was the closure of our San Francisco and Boston offices and related workforce reduction occurring in the first quarter of fiscal 2001. We expect our operating expenses to increase as a result of the Air Plus acquisition completed on October 5, 2001. The following is a schedule of the significant components that comprise general and administrative expense:

                                              Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                           -------------------------     -------------------------
                                              2001           2000           2001           2000
                                           ----------     ----------     ----------     ----------
     Professional fees                     $  329,052     $  285,063     $1,381,657     $2,069,213
     Salaries and benefits                    376,452        542,273      1,265,445      1,544,259
     Depreciation and amortization             33,595        299,490        107,165        962,307
     Other general and administrative         375,675      1,105,531        965,674      2,073,462
                                           ----------     ----------     ----------     ----------
     Total                                 $1,114,774     $2,232,038     $3,719,941     $6,649,241
                                           ==========     ==========     ==========     ==========

Interest Income and Expense. Our interest income totaled $326,145 and $1,175,536 for the three and nine months ended September 30, 2001, compared to $653,148 and $1,569,094 for the corresponding periods in 2000. Interest income consists of the interest earned on our cash and cash equivalents, with the period over period decrease due to lower average cash balances and lower interest rates in fiscal 2001 than in fiscal 2000. We incurred no interest expense in fiscal 2001 versus $84,627 for the first three quarters of fiscal 2000, with the decrease attributable to the repayment of substantially all outstanding debt in the first quarter of fiscal 2000.

Other Losses, Net.  Other losses, net consist of:

                                                   Three months ended                  Nine months ended
                                                       September 30,                      September 30,
                                               ----------------------------       ----------------------------
                                                  2001              2000              2001             2000
                                               ----------        ----------       -----------       ----------
       Gain on sale of Webmodal holdings       $       --        $                $(3,617,699)      $       --
       Gain on sale of College411 holdings             --                                  --         (195,088)
       Affiliate Company impairment
         charges                                1,032,400                --         8,019,270        1,152,189
       Litigation settlement                           --         1,235,447                --        1,235,447
       Other                                       (2,550)               --           101,125               --
                                               ----------        ----------       -----------       ----------
                                               $1,029,850        $1,235,447       $ 4,502,696       $2,192,548
                                               ==========        ==========       ===========       ==========

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

In August 2000, we entered into a settlement agreement for our legal claims with Douglas Spink, our former Chief Technology Officer and director. The litigation centered on the number of shares of common stock which Mr. Spink was entitled to following his termination from the Company. Under the terms of the agreement, Mr. Spink agreed to allow us to reacquire for cancellation 1,212,876 shares of the 2,047,876 common shares originally issued to him. The settlement agreement allowed Mr. Spink to retain ownership of 835,000 common shares, consisting of 504,532 previously vested shares and an additional 330,468 shares vested as part of the settlement. The vesting of these additional 330,468 shares resulted in a charge of $1,197,947 equal to the fair value of such shares on the date of settlement. Additionally, we paid $37,500 in severance to Mr. Spink as required by the settlement agreement.

We recorded impairment charges of $8,019,270 and $1,152,189 in 2001 and 2000, respectively, for other than temporary declines in the fair value of six of our affiliate companies and one of our available for sale securities. From the date of our initial acquisition of ownership interests and subsequent advances and investments, our funding to these companies represented all or a significant portion of the outside capital the companies had available to fund their operations. In September and April 2001, and June 2000, as a result of our continuous evaluation process, it was determined that these companies were unlikely to obtain further rounds of financing necessary to sustain operations and that substantial doubt existed over the companies' ability to repay advances made. Accordingly, we recorded an impairment charge to reduce the remaining carrying value of the ownership interest in and advances to these companies to zero.

Equity in earnings (losses) of Affiliate Companies. Equity in earnings (losses) of affiliate companies for the three and nine months ended September 30, 2001 amounted to $16,732 and ($3,284,609), respectively, compared to ($1,880,520) and ($4,546,276) for the corresponding periods of the prior year. These amounts represent our proportionate share of the earnings (losses) of our affiliate companies and the amortization of the excess of the cost of our investment over our equity interest in the net assets of the affiliate companies accounted for under the equity method of accounting. Our equity in losses were higher in prior quarters due to the development and expansion of affiliate company operations during this period. We expect our earnings (losses) from our investments in affiliate companies to remain small as we have only one affiliate company accounted for under the equity method. Also, we intend to acquire controlling interests in logistics businesses for which we would follow the consolidation method of accounting.

Discontinued Operations. The gain of $171,484 for the nine months ended September 30, 2001 represents the settlement of outstanding liabilities arising from the discontinued operations of Net Value, Inc. We expect to settle the remaining liabilities on favorable terms.

Changes in Financial Position, Liquidity and Capital Resources

We have historically funded our operations through a combination of equity and debt proceeds and as of September 30, 2001 had cash and cash equivalents of approximately $31.9 million. We believe that our existing cash balances will be sufficient to meet our operating expenses for at least the next twelve months and for the foreseeable future. We expect to fund our operating expenses from the cash flows of our logistics subsidiaries and from the sale or cash flows of our interests in existing affiliate companies. Additionally, we expect to obtain a bank line of credit to be available to meet any seasonal fluctuations in our short term liquidity needs.

Our long-term capital needs are dependant, however, primarily on the number and financial structure of our future acquisitions of logistics businesses and the extent to which these acquisitions have positive cash flows. On October 5, 2001, we completed our first acquisition of a logistics business for a total value of $34.5 million, consisting of cash of $17.5 million paid at closing and a four year earn-out arrangement based upon the future financial performance of Air Plus. We paid the cash component of the transaction through our existing funds.

We are also in preliminary discussions with a select number of other potential acquisition candidates. While we have entered into active negotiations and preliminary discussions, we are not certain that these negotiations or discussions will lead to our acquisition of any of these companies. In the future, we may be required to curtail or reduce the scope of our acquisition activities to satisfy our long-term liquidity needs. Alternatively, we would be required to seek additional funds through the sale of our securities to outside sources of capital, which could result in substantial dilution to stockholders, or through other means of debt financing. We are not certain that these funds would be available on terms that are satisfactory to us, or at all.

In the future, we expect our operating activities to generate positive cash flows from operations as a result of our recent acquisition of Air Plus. Historically our operating activities involved managing and developing a network of early stage companies which did not generate sufficient earnings to pay dividends or otherwise make distributions to us. Although we continue to manage and provide assistance to six such affiliate companies, we do not expect them to pay such dividends within the next twelve months given their early stage of development.

During the nine months ended September 30, 2001, we used $3.0 million to fund our operating expenses. Our operating expenses will increase as a result of our recent acquisition and will continue to increase to the extent that we complete additional acquisitions.

In March 2001, we received $7.0 million from the sale of Webmodal consisting of $6.0 million for our equity interest and $1.0 million as repayment of outstanding promissory notes. During the nine months ended September 30, 2001, we made the following cash investments and advances to affiliate companies:

        January 2001          Webmodal              $500,000
        February 2001         Metacat                200,000
        March 2001            Seedra                  22,000
        April 2001            SwapIt                  30,000
                                                    --------
                                                    $752,000
                                                    ========

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We expect to record goodwill of approximately $15 million as a result of the Air Plus acquisition on October 5, 2001, which will not be amortized due to the adoption of Statements 141 and 142. Rather, the goodwill will be tested for impairment at least annually in accordance with the provisions of Statement 142.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in short term fixed income investments. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2001, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

       Other than as described within the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30 and March 31, 2001, there have been no material developments in any of the reported legal proceedings except as described below.

       On October 12, 2000, Emergent Capital Investment Management, LLC (the Plaintiff) filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Shares which closed in March 2000. Specifically, the Plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20 million and the Company actually raised $50 million. The Plaintiff seeks a return of its $2 million purchase price of Series C Shares and damages in the amount of $1.7 million. In June of 2001, the Company moved for summary judgment in this case.

       After the summary judgment motion was filed, the Plaintiff filed a second action against the Company and two of it's officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, the Plaintiff alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in NetValue, Inc., a wholly owned subsidiary of the Company. The Plaintiff also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company filed a motion to dismiss this new action for failure to state a claim upon which relief can be granted.

       On October 2, 2001, the Court entered an order granting summary judgment to the defendants in the first case filed by the Plaintiff and dismissing the Plaintiff's second complaint for failure to state a claim upon which relief can be granted. The Court allowed the Plaintiff 20 days to file a second amended complaint as to the second action only. On October 21, 2001, the Plaintiff did file a second amended complaint in the second action. The second amended complaint does not raise any new factual allegations regarding Plaintiff's participation in the offering. The Company intends to file a motion to dismiss the second amended complaint. If the motion is not granted, the Company believes that it has meritorious defenses to the Plaintiff's claims and intends to vigorously defend this action.

       On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against Stonepath in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20 million, plus attorneys' fees and costs. In response to a motion to dismiss filed by Stonepath, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. Company believes it has meritorious defenses to the remaining claims and intends to defend the matters vigorously.

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

       In July 2001, the Company issued a warrant to purchase 100,000 shares of it's common stock at an exercise price of $.82 per share, in connection with advisory services performed by one of the principal holders of our Series C Preferred Stock. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities
---------------------------------------

       None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

       None.

Item 5. Other Information
-------------------------

       None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)    The following exhibits are included herein:

       None

(b) The Company filed the following Current Report on Form 8-K during the three month period ended September 30, 2001:

       (i)   Current Report on Form 8-K, dated  August 30, 2001.

             The Company filed the foregoing report Current Report on Form 8-K reporting, under Item 5, the signing of a definitive agreement to acquire Air Plus Limited and its operating affiliates.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STONEPATH GROUP, INC.

Date: November 13, 2001                      /s/ Dennis L. Pelino
                                             ----------------------------------
                                             Dennis L. Pelino
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors

Date: November 13, 2001                      /s/ Jay Elwell
                                             ----------------------------------
                                             Jay Elwell
                                             Treasurer and
                                             Principal Accounting Officer