Form 10-K405
period 2001-12-31
STONEPATH GROUP INC
filed 2002-03-29
CIK 1093546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K
                               ------------------
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2001
                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________

                         Commission File Number: 0-29413

                              STONEPATH GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           Delaware                                               65-0867684
                           --------                                               ----------
                  (State or Other Jurisdiction of                               (I.R.S. Employer
                  Incorporation or Organization)                                Identification No.)

                  Two Penn Center Plaza, Suite 605, Philadelphia, PA                  19102
                  --------------------------------------------------                  -----
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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                               ------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

         The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant as of March 15, 2002 was $38,616,072 based upon the closing sale price of the Registrant's Common Stock on the American Stock Exchange of $1.89 on such date. See Footnote (1) below.

         The number of shares outstanding of the registrant's common stock as of March 15, 2002 was 20,903,110.

                    Documents Incorporated by Reference: None

--------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is solely for recordkeeping purposes of the Securities and Exchange Commission.

                              STONEPATH GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I...............................................................................................................1
         Item 1.    Business.........................................................................................1
         Item 2.    Properties......................................................................................14
         Item 3.    Legal Proceedings...............................................................................15
         Item 4.    Submission of Matters to a Vote of Security Holders.............................................16

PART II.............................................................................................................16
         Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters............................16
         Item 6.    Selected Consolidated Financial Data............................................................17
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........18
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......................................26
         Item 8.    Financial Statements............................................................................26
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........26

PART III............................................................................................................26
         Item 10.   Directors and Executive Officers of the Registrant..............................................26
         Item 11.   Executive Compensation..........................................................................28
         Item 12.   Security Ownership of Executive Officers, Directors and Beneficial Owners of
                    Greater Than 5% of the Company's Voting Securities..............................................32
         Item 13.   Certain Relationships and Related Transactions..................................................34

PART IV.............................................................................................................36
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................36

SIGNATURES..........................................................................................................40



                                     PART I

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the sections entitled "Risks Particular to Our Business" and the risks discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.  Business

Overview

         We are a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. We manage and arrange the domestic movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. In addition to our time-definite transportation services, we also provide a broad range of value added supply chain management services including warehousing, order fulfillment and inventory management. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 15 major metropolitan areas in North America and Puerto Rico and an extensive network of over 200 independent carriers.

         Our strategic objective is to build a leading global logistics services organization that integrates established logistics companies with innovative technologies. We plan to achieve this objective by broadening our platform of service offerings through a combination of synergistic acquisitions and the organic expansion of our existing base of logistics operations.

         Our acquisition strategy is to target businesses that will expand the platform of our current service offerings to include international freight forwarding and customs brokerage services, as well as enhance our position in current markets and generate opportunities in new markets. The focus of this strategy is on acquiring and integrating logistics businesses that are likely to benefit from our long-term growth strategy and status as a public company. Acquisition targets will be selected based upon their ability to demonstrate 1) historic levels of profitability; 2) a proven record of delivering superior time-definite distribution and other value added services; 3) an established customer base of large and mid-sized companies; and 4) opportunities for significant growth within strategic segments of our business.

         Once acquisitions are completed, we intend to create additional shareholder value by improving productivity through the implementation or adoption of technologies and business processes, improving transportation margins through the leverage of our growing purchasing power and enhancing the opportunity for organic growth through cross-selling opportunities and expanded services offerings.

         Our strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, the industry is positioned for further consolidation since it remains highly fragmented, and since customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger and more diverse organizations.

         We accomplished the first step in establishing our domestic service platform on October 5, 2001, when we acquired M.G.R., Inc., d/b/a "Air Plus Limited" and its operating affiliates, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services (collectively, "Air Plus"). The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four year earn-out arrangement based on the future financial performance of Air Plus.

         We are also in the process of developing our international service platform. On March 5, 2002, we agreed to acquire Global Transportation Services, Inc. ("Global"), a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The total value of the transaction is $12.0 million, consisting of cash of $5.0 million to be paid at closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. The transaction is expected to close by no later than May 2002, and is subject to customary closing conditions, including the completion of audited financial statements for the year ended December 31, 2001.

         We have also identified a number of additional companies that may be suitable acquisition candidates and we are in preliminary discussions with a select number of them.

Industry Overview

         As business requirements for efficient and cost-effective distribution services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in lowest cost locations and distribute their products throughout global markets, often requiring expedited or time-definite shipment services. To assist in accomplishing these tasks, many businesses turn to organizations providing a broad array of supply chain services. These service providers consist of freight forwarders, customs brokers, warehouse operators and other value added logistics service providers. We believe that these service providers must possess state-of-the-art technology and the ability to provide global supply chain management services to be responsive to the marketplace. Many logistics providers are now providing their customers with customized solutions for the planning and management of complex supply chains. The demand for these solutions has risen as companies continue to outsource non-core competencies, globally source goods and materials and focus on managing the overall cost of their supply chain. These trends are further facilitated by the rapid growth of technology including the development of the Internet, the growth of track and trace technology, and the ability to create electronic interfaces between the systems of service providers and their customers.

         Historically, customers have been required to purchase transportation and other supply chain services on an unbundled basis both in terms of mode of transportation as well as other complementary services. The Company believes it can differentiate itself by focusing on time-definite supply chain solutions with capabilities across virtually every mode of transportation, as well as combining these services with other value-added logistics services, including pick-and-pack services, merge-in-transit, inventory management, warehousing, reverse logistics, dedicated trucking and regional and local distribution. The Company's logistics managers have the ability to utilize a portfolio of logistics services to design optimal supply chain solutions for its customers. The Company believes that it has a competitive advantage resulting from the experience and knowledge of its logistics managers and in the market information it possesses from its diverse client base.

         According to industry sources, total revenue for the third party logistics services in the U.S. rose 24% in 2000 to an estimated $56.4 billion. The Company believes that the third party logistics industry in general, and that time-definite distribution in particular, is poised for continued growth. The growth in the use of third party logistics services is being driven by a number of factors, including:

         o Outsourcing of non-core activities. Companies are increasingly outsourcing freight forwarding, warehousing and other supply chain activities to allow them to focus on their respective core competencies. From managing purchase orders to the timely delivery of products, companies turn to third party logistics providers to manage these functions at a lower cost and more efficiently.

         o Globalization of trade. As barriers to international trade are reduced or eliminated, companies are increasingly sourcing their parts, supplies and raw materials from the most cost competitive suppliers throughout the world, thus, placing a greater emphasis on international freight management and just-in-time delivery. Outsourcing of manufacturing functions to, or locating company-owned manufacturing facilities in, low cost areas of the world also results in increased volumes of world trade.

         o Increased need for time-definite delivery. The need for just-in-time and other time-definite delivery has increased as a result of the globalization of manufacturing, greater implementation of demand-driven supply chains, the shortening of product cycles and the increasing value of individual shipments. Many businesses recognize that increased spending on time-definite supply chain management services can decrease overall manufacturing and distribution costs, reduce capital requirements and allow them to manage their working capital more efficiently by reducing inventory levels and inventory loss.

         o Consolidation of logistics function. As companies try to develop "partnering" relationships with fewer suppliers, they are consolidating the number of freight forwarders and supply chain management providers they use. This trend places greater pressure on regional or local freight forwarders and supply chain management providers to grow or become aligned with a global network. Larger freight forwarders and supply chain management providers benefit from economies of scale which enable them to negotiate reduced transportation rates with the actual carriers providing the transportation services and to allocate their overhead over a larger volume of transactions. Globally integrated freight forwarders and supply chain management providers are better situated to provide a full complement of services, including pick-up and delivery, shipment via air, sea and/or road ground transport, warehousing and distribution, and customs brokerage.

         o Increased significance of technology. Advances in technology are placing a premium on decreased transaction times and increased business-to-business activity. Companies have recognized the benefits of being able to transact business electronically. Accordingly, businesses increasingly are seeking the assistance of supply chain service providers with sophisticated information technology systems which facilitate real-time transaction processing and web-based shipment monitoring.

         According to a survey conducted by Dr. Lieb, Professor of Supply Chain Management, Northeastern University and Accenture, 74% of the largest American manufacturing companies in the U.S. currently use third-party logistics providers, more than double the percentage a decade ago. In addition, corporate logistics executives anticipate that they will increase their use of third party logistics providers from 25% to over 34% over the next three years.

Most frequently used third party logistics services
-----------------------------------------------------
(% citing use)
                                                   2000              2001
                                                   ----              ----

Direct transportation services                     49%               63%
Warehouse management operations                    56%               60%
Shipment consolidation                             43%               48%
Freight forwarding                                 44%               46%
Carrier selection                                  29%               44%
Rate negotiation                                   29%               38%
Order fulfillment                                  24%               33%
Relabeling/repackaging                             21%               25%

         In addition, the growing emphasis on just-in-time inventory control processes has added to the complexity and need for time-definite and other value added supply-chain services. The Company believes that it can continue to differentiate itself by combining its time-definite transportation solutions with other complementary supply chain solutions including assembly, pick-and-pack, fulfillment, warehousing and reverse logistics.

Our Strategic Objectives

         Our Business Strategy

         Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through a combination of growth through acquisition and accelerated internal growth. We intend to carry out the following strategies.

         o Expand New and Existing Markets through Acquisitions. We are pursuing an aggressive acquisition strategy to enhance our position in our current markets and acquire operations in new markets. We anticipate expanding into new and existing markets by acquiring well-established logistics organizations that are leaders in their regional markets. In particular, we intend to focus our acquisition strategy on candidates that have historic levels of profitability, a proven record of delivering superior time-definite distribution and other value added services, an established customer base of large and mid-sized companies and the potential to benefit from the synergies offered by our acquisition strategy.

         o Accelerate Internal Growth. A key component of our strategy is to accelerate the internal growth of our existing business as well as the existing business of the companies we acquire. We expect that internal growth can be accelerated by cross-selling our domestic and international capabilities to our existing customer base and deploying supply chain technologies that will drive new customer acquisition.

         o Development of Identity. We also intend to produce marketing materials and develop the market image and reputation of the Company as an "organization with global reach", with the goal of providing business opportunities which would not normally be available to a regionally oriented logistics company.

        Our Acquisition Strategy

         We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity.

         Initially, we intend to expand our business through one or more platform acquisitions to develop our international base of operations. We believe that the domestic and international capabilities, when taken together, will provide a significant competitive advantage in the marketplace. As part of our overall strategy, we also expect to complete a number of "add-on" acquisitions of other companies with complementary geographical and logistics service offerings. These add-on acquisitions are generally expected to have earnings of $1.0 to $5.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets of larger public companies or to independently attempt their own public offerings.

         We believe we can successfully implement our acquisition strategy due to: (i) the highly fragmented composition of the market; (ii) our strategy for creating an organization with global reach, which should enhance an acquired company's ability to compete in its local and regional market through an expansion of offered services and lower operating costs; (iii) the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power, and economies of scale; (iv) our standing as a public corporation; (v) a decentralized management strategy, which should, in most cases, enable the acquired company's management to remain involved in the operation of the Company; and (vi) the ability to utilize our experienced management in identifying acquisition opportunities.

         A "platform acquisition" is defined by us as one that creates a significant new capability for the Company. Through an international platform we plan to add international freight forwarding and customs brokerage capabilities. We will retain the management as well as the operating, sales and technical personnel of a platform acquisition to maintain continuity of operations and customer service. The objective would be to increase an acquired company's revenues and improve its profitability by implementing our operating strategies for internal growth.

         An "add-on" acquisition on the other hand will more likely be regional in nature, will be smaller than a platform acquisition and will enable us to offer additional services or expand into new regional markets. When justified by the size and service offerings of an add-on acquisition, we expect to retain the management, along with the operating, sales and technical personnel of the acquired company, while seeking to improve that company's profitability by implementing our operating strategies. In most instances where there is overlap of geographic coverage, operations acquired by add-on acquisitions can be integrated into our existing operations in that market, resulting in elimination of duplicative overhead and operating costs.

         Our Operating Strategy

         o Foster a Decentralized Entrepreneurial Environment. A key element of our operating strategy is to foster a decentralized, entrepreneurial environment for our employees. We intend to foster this environment by continuing to build on the names, reputations and customer relationships of acquired companies and by sharing their operating policies, procedures and expertise across the organization to develop new ideas to best serve the prospects of the Company. An entrepreneurial business atmosphere is likely to allow our regional offices to quickly and creatively respond to local market demands and enhance our ability to motivate, attract and retain managers to maximize growth and profitability.

         o Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong interactive customer relationships by anticipating and focusing on our customers' needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

o Centralize Administrative Functions. We seek to maximize our operational efficiencies by integrating general and administrative functions at the corporate level, and reducing or eliminating redundant functions and facilities at acquired companies. This enables us to quickly realize potential savings and synergies, efficiently control and monitor our operations and allows acquired companies to focus on growing their sales and operations.

Operations

         The Company is executing a plan to create one of the leading non-asset-based providers of global logistics services headquartered in the United States. Under this plan, the Company's primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions will include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck. The Company also provides warehousing and other value-added services such as inventory management, assembly, distribution and installation for manufacturers and retailers of commercial and consumer products. In addition, the Company plans to provide customs brokerage and other related services when it establishes its international platform.

         As a non-asset-based logistics provider, the Company arranges for and subcontracts services on a non-committed basis to airlines, motor carriers, express companies, steamship lines and warehousing and distribution operators. By concentrating on network-based solutions, the Company avoids competition with logistics providers that offer dedicated outsourcing solutions for single elements of the supply chain. Such dedicated logistics companies typically provide expensive, customized infrastructure and systems for a customer's specific application and, as a result, dedicated solutions that are generally asset-intensive, inflexible and invariably localized to address only one or two steps in the supply chain. Conversely, network-based services leverage common infrastructure and technology systems so that solutions are scaleable, replicable and require a minimum amount of customization (typically only at the interface with the customer). This non-asset ownership approach maximizes the Company's flexibility in creating and delivering a wide range of end-to-end logistics solutions on a global basis while simultaneously allowing the Company to exercise significant control over the quality and cost of the transportation services provided.

         Within the logistics industry, the Company targets specific markets in which the Company believes it can achieve a competitive advantage. For example, in the freight forwarding market, the Company arranges transportation for shipments of cargo that are generally larger and more complex than shipments handled by integrated carriers, such as United Parcel Service and Federal Express Corporation. In addition, the Company provides specialized combinations of services that traditional freight forwarders cannot cost-effectively provide, including time-definite delivery requirements, direct-to-store distribution and merge-in-transit movement of products from various vendors in a single coordinated delivery and/or installation to the end-user.

         The Company's services can be broadly classified into the following categories:

         o Freight Forwarding Services. The Company offers domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. The Company's basic freight forwarding business is complemented by customized and information technology-based options to meet customers' specific needs. Through its domestic platform, the Company offers same day, one, two, three to five day service along with expedited ground service within North America and Puerto Rico. The Company also offers property brokerage services to customers for domestic shipments within the 48 contiguous states. As a property broker, the Company undertakes to arrange for the transportation of shipments by motor carrier. In addition, one of the Company's affiliates provides motor carrier services involving the transportation of property by motor vehicle.

         o Customs Brokerage Services. Through the international platform we intend to develop, we will provide customs brokerage services in the United States and most other countries in which we choose to operate. Within each country, the rules and regulations vary along with the level of expertise that is required to perform the customs brokerage services. Our customs brokers and support staff will have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries.

         o Warehousing and Other Value Added Services. Our warehousing services primarily relate to storing goods and materials to meet our customers' production or distribution schedules. Our related services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, inspection services, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. We receive storage charges for use of our warehouses and fees for other services.

         Other value added services provided by the Company include:

         o Direct to store logistics for retail clients involving coordination of product received directly from manufacturers and dividing large shipments from manufacturers into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time-definite product launch dates.

         o Merge-in-transit logistics involving movement of products from various vendors at multiple locations to a Company facility and the subsequent merger of the various deliveries into a single coordinated delivery to the final destination. For example, such services are useful to retailers where deliveries from diverse sources are organized and distributed to maximize efficiency of the customer's sales and marketing programs.

         o Value-added, high-speed, time-definite, total-destination programs that include packaging, transportation, unpacking and placement of a new product. The Company also packages and removes old equipment that is being replaced by the equipment that the Company delivers.

         o Packaging, transportation, unpacking and stand installation for domestic trade shows and major expositions.

         o Reverse logistics involving the return of products from end users to manufacturers, retailers, resellers or remanufacturers, including verification of working order, defect analysis, serial number tracking, and inventory management. An example of such services is provided for a major music retailer who returns outdated, non or slow selling music CD's from their various stores on a weekly basis to a centralized music warehouse for evaluation, reprocessing and possible re-distribution to other markets within its network that may be more receptive to certain music labels. The Company coordinates the pickup at each store on a designated day each week. The Company verifies the product returns, and then consolidates all of the returned product and delivers it to the music distribution center on a weekly basis at a specified date and time for further processing.

Information Services

         The regular enhancement of the Company's information systems and ultimate migration of its platform and add-on acquisition companies to a common set of back-office and customer facing applications is a key component of its acquisition and growth strategy. Management believes that the ability to provide accurate real-time information on the status of shipments will become increasingly important and that its efforts in this area will result in competitive service advantages and that centralizing its transportation management system (rating, routing, tender and financial settlement processes) will drive significant productivity improvement across the Stonepath network.

         The Company has and will continue to assess technologies obtained through its acquisition strategy and develop a "best-of-breed" solution set using a combination of owned and licensed technologies. This strategy will result in the investment of significant management and financial resources to deliver these enabling technologies.

Sales and Marketing

         We market services on a global basis supported by the sales efforts of senior management, regional managers, terminal managers and our national service centers located strategically across the United States. Managers at each terminal are responsible for customer service and coordinate reporting of customers' requirements and expectations with the regional managers and sales staff, as well as the financial performance of their terminals. Our employees are available 24 hours a day to respond to customer inquiries.

         We have increased our emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to a very small number of logistics providers. This enables us to more effectively compete for and obtain these accounts.

         Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel and entertainment equipment. For the year ended December 31, 2001, our largest customer, a national retail chain, accounted for 53.2% of our revenues. As we continue our acquisition strategy, our exposure to customer and industry concentrations should be significantly reduced. Adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in shipment volume. Either of these events could negatively impact us. We expect that demand for our services, and consequently results of our operations, will continue to be sensitive to domestic and global economic conditions and other factors beyond our control.

         A critical part of the Company's business strategy is the development of a global brand platform. We expect our brand platform to be instrumental in helping the Company successfully integrate acquisitions and drive organic expansion goals. We recently introduced a new brand identity that reflects our mission to become a global, integrated logistics organization. The new brand, Stonepath Logistics, has been grouped into two key operating entities that mirror our business goals: Stonepath Logistics Domestic Services, Inc., and Stonepath Logistics International Services, Inc.

         We plan to co-brand the businesses we acquire as we have with Air Plus ("Air Plus Limited, A Stonepath Logistics Company") in order to take advantage of existing brand equity and customer relationships while building awareness for Stonepath Logistics in the marketplace. This strategy is designed to facilitate a straightforward integration process while minimizing post-acquisition marketing expenditures. Our longer-term marketing and growth strategy calls for the Company to integrate our acquired businesses and services into a single global brand, which the Company believes will result in long-term industry growth.

Competition and Business Conditions

         The Company's business is directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, acts of war, terrorism and other armed conflicts, and United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.

         The global logistics services and transportation industries are intensively competitive and are expected to remain so for the foreseeable future. The Company competes against other integrated logistics companies, as well as transportation services companies, consultants, information technology vendors and shippers' transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations.

         The Company encounters competition from a large number of firms with respect to the services provided by the Company. Much of this competition comes from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach being developed by the Company. However, some of this competition comes from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services. The Company believes that quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise and convenience, scope of operations, customized program design and implementation and price are important competitive factors in its industry.

         Competition within the domestic freight forwarding industry is intense. Although the industry is highly fragmented with a large number of participants, the Company competes most often with a relatively small number of freight forwarders with nationwide networks and the capability to provide the breadth of services offered by the Company. The Company also encounters competition from passenger and cargo air carriers, trucking companies and others. As the Company expands its international operations, it expects to encounter increased competition from those freight forwarders that have a predominantly international focus, including Air Express International Corporation, Expeditors International of Washington, Inc., Fritz Companies, Inc., (a unit of United Parcel Service) and Eagle Logistics, Inc. Many of the Company's competitors have substantially greater financial resources than the Company.

         The Company also encounters competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As an ocean freight forwarder, the Company will encounter strong competition in every country in which it chooses to operate. This includes competition from steamship companies and both large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. As an air freight forwarder, the Company encounters strong competition from other air freight forwarders in the United States and overseas. The Company believes that quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in its industry.

Regulation

         We do not believe that transportation related regulatory compliance has had a material adverse impact on operations to date. However, failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our operating permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business. Some of the regulations affecting our operations are described below.

         Our air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the U.S. Department of Transportation, although air freight forwarders are exempted from most of the Federal Aviation Act's requirements by the Economic Aviation Regulations. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

         Our surface freight forwarding operations are subject to various federal statutes and are regulated by the Surface Transportation Board. This federal agency has broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas. The Surface Transportation Board and U.S. Department of Transportation also have the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect the operations of the Company and the motor carriers which are used in the provisioning of the transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services for the Company. Our property brokerage operations similarly subject us to various federal statutes and regulation as a property broker by the Surface Transportation Board, and we have obtained a property broker license and posted a surety bond as required by federal law.

         The Federal Maritime Commission, or FMC, regulates and licenses ocean forwarding operations. Once we establish our international platform of operations, we will be subject to regulation of the FMC. Indirect ocean carriers (non-vessel operating common carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

         United States customs brokerage operations are subject to the licensing requirements of the U.S. Treasury and are regulated by the U.S. Customs Service. Once we establish our international platform of operations, we will be subject to regulation by the Customs Service. Foreign customs brokerage operations are also licensed in and subject to the regulations of their respective countries.

         In the United States, we are also subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which we operate or may operate in the future. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business. We do not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding years.

Personnel

         At December 31, 2001, the Company had approximately 220 total employees. Approximately 43 employees were engaged principally in sales, marketing and customer service, 134 in operations and 43 in finance, administration and management functions.

         None of the Company's employees is covered by collective bargaining agreement, and management believes it has a good relationship with the Company's employees.

Discontinued Operations

         Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Largely as a result of the significant correction in the global stock markets which began during 2000, and the corresponding decrease in the valuation of technology businesses and contraction in the availability of venture financing, we elected to shift our business strategy to focus on the acquisition of operating businesses within a particular industry segment.

         Our new business objective was to acquire a controlling interest in established businesses that historically generated revenues and net income and demonstrated a reasonable opportunity to achieve significant growth. We intended to target those businesses whose enterprise value could be enhanced on a long-term basis through the adoption of e-commerce strategies and other technologies, the implementation of innovative business practices, the addition of experienced industry-specific management, or through other traditional means of increasing efficiency and profitability.

         After having evaluated a number of different industries, during the second quarter of 2001 we focused our acquisition efforts specifically within the transportation and logistics industry as it:

         o demonstrates significant growth characteristics as an increasing number of businesses outsource their supply-chain management in order to achieve cost-effective logistics solutions;
         o is positioned for further consolidation as many sectors of the industry remain fragmented; and
         o is capable of achieving enhanced efficiencies through the adoption of e-commerce and other technologies.

         This decision occurred in conjunction with our June 21, 2001 appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Mr. Pelino brings to us over 25 years of logistics experience, including most recently, as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

         To reflect the change in business model, our financial statements have been presented in a manner in which the assets, liabilities, results of operations and cash flows related to our former business have been segregated from that of our continuing operations and are presented as discontinued operations.

Risks Particular to our Business

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

         We have a very limited operating history upon which you can evaluate our prospects.

         During 2001 we discontinued our former business model involving the development of early-stage technology businesses, and adopted a new model involving the delivery of non-asset based third-party logistics services. The first acquisition under our new business model occurred on October 5, 2001. As a result, we have a very limited operating history under our current business model. Even though we are being managed by senior executives with significant experience in the industry, our limited operating history makes it difficult to predict the longer-term success of our business model.

         Risks related to our acquisition strategy.

         We intend to grow primarily through the acquisition of additional logistics businesses. Increased competition for acquisition candidates may develop in which event there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

         Our present levels of capital may limit the implementation of our business strategy.

         The objective of our business strategy is to build a global logistics services organization. Critical to this strategy is an aggressive acquisition program which will require the acquisition of a number of diverse companies within the logistics industry covering a variety of geographic regions and specialized service offerings. We acquired Air Plus and have agreed to acquire Global for an upfront cash payment plus an earn-out arrangement. As a result, after the Global acquisition is completed we will have on hand a limited amount of cash resources and our ability to make additional cash acquisitions thereafter without securing additional financing from outside sources will be limited. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

         Risks related to acquisition financing.

         We believe the Company has sufficient capital to implement its acquisition strategy in the short term. However, in order to pursue our acquisition strategy in the longer term, we will require additional financing, which we intend to obtain through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a substantial portion of the consideration to be paid. In the event that the common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

         Additional dilution associated with our acquisition strategy.

         We are likely to require additional financing to fund our acquisition strategy. At some point this may entail the issuance of additional shares of common stock or common stock equivalents, which would have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. This may be done in order to, among other things, facilitate a business combination, acquire assets or stock of another business, compensate employees or consultants or for other valid business reasons in the discretion of the Company's Board of Directors, and could have the result of diluting the interests of our existing stockholders.

         We are not obligated to follow any particular criteria or standards for identifying acquisition candidates.

         Even though we have developed general acquisition guidelines, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target companies which we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions. Our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular transaction.

         There is a scarcity of and competition for acquisition opportunities.

         There are a limited number of operating companies available for acquisition which we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies which we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

         o a failure to agree on the terms necessary for a transaction, such as the amount of the purchase price;
         o incompatibility between our operational strategies and management philosophies and those of the potential acquiree;
         o  competition from other acquirers of operating companies;
         o a lack of sufficient capital to acquire a profitable logistics company; and
         o the unwillingness of a potential acquiree to work with the management of our corporation or our affiliate companies.

         If we are unable to successfully compete with other entities in identifying and executing possible acquisitions of companies we target, then we will not be able to successfully implement our business plan.

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

         We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We currently have 100,000,000 shares of common stock that are authorized for issuance, of which we have issued 20,903,110 shares as of March 15, 2002. We may in the future issue up to 16,409,748 additional shares of our common stock to holders of our convertible securities, resulting in the receipt of proceeds of up to approximately $26.5 million, as follows:

                                                                 Number of Shares      Proceeds
                                                                 ----------------    -----------
Common stock purchase warrants                                      2,956,386        $12,010,337
Series C Preferred Stock and related Warrants                       4,337,146          2,348,213
Series C Contingent Warrants                                        2,583,333          2,583,333
Options to purchase shares of common stock granted to
employees, consultants and advisory board members                   6,532,883          9,575,208
                                                                   ----------        -----------
                                                                   16,409,748        $26,517,091
                                                                   ==========        ===========

         The forced conversion of our Series C Preferred Stock may cause an influx of additional shares of common stock onto the market, which may in turn create downward pressure on the trading price of our common stock.

         Our present arrangements with the holders of our Series C Preferred Shares have been designed to economically compel the conversion of these shares to common stock on or about July 18, 2002. Although these arrangements would not necessarily compel these holders to dispose of their shares, there is a possibility that the act of conversion would induce a certain number of our Series C holders to sell their shares at or about this time. The resale of these shares into the public market, or the mere perception that these resales could occur, could adversely affect the market price of our common stock.

         Substantial reliance on key customers.

         Even though our customer base will likely diversify as we grow through acquisitions, our customer base has been highly concentrated, with our largest customer, a national retail chain, accounting for 53.8% of our net sales for the full fiscal year ended December 31, 2001 (computed on a pro forma basis as if the Air Plus acquisition occurred on January 1, 2001). We believe the risk posed by the concentration issue is mitigated since we have had a long standing relationship with this customer and in view of our current arrangements, we are confident that the relationship will remain ongoing for the foreseeable future. Notwithstanding our beliefs, a significant reduction in orders from this or any of our other large customers could have a material adverse effect on our future results of operations. We will continue to provide superior services to all of our customers and have no expectation that sales to these customers will be reduced by virtue of any factors within our control. Our immediate plans, however, are to reduce our dependence on any particular customer or customers by increasing our sales and customer base by, among other things, diversifying our service offerings and continuing with our growth strategy.

         Dependence on key personnel.

         For the foreseeable future our success will depend largely on the continued services of our Chief Executive Officer, Dennis L. Pelino, as well as certain of the other key executives of Air Plus, because of their collective industry knowledge, marketing skills and relationships with major vendors and customers. The Company has employment agreements with each of these individuals, which contain a non-competition covenant which survives their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

         We face intense competition in the freight forwarding, logistics and supply chain management industry.

         The freight forwarding, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry, although the number of firms with a global network that offer a full complement of freight forwarding and supply chain management services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us.

         We expect that our effective tax rate will increase in the future as we consume our consolidated net operating loss.

         Due to the losses incurred by us in our former business model, we have accumulated net operating loss carryforwards for federal and state income tax purposes. Once these losses have been consumed, our effective tax rate will increase and cash flows will be affected accordingly.

         If we fail to improve our management information and financial reporting systems, we may experience delays in receiving management and financial information at the consolidated level which could disrupt our operations or impair our ability to monitor our operations resulting in a negative effect on our operations and financial condition.

         We recognize the need to improve our management information and financial reporting systems at the consolidated level. We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our consolidated management information and financial reporting systems. Failure to enhance such systems could delay our receipt of management and financial information at the consolidated level which could disrupt our operations or impair our ability to monitor our operations and have a negative effect on our financial condition.

         Because we are a holding company, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

         We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries (including ones that are wholly owned). The ability of such subsidiaries to pay dividends and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and, often, limitations of this nature are contained in bank credit facilities. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

         Our industry is consolidating and if we cannot gain sufficient market presence in our industry, we may not be able to compete successfully against larger, global companies in our industry.

         There currently is a marked trend within our industry toward consolidation of the niche players into larger companies which are attempting to increase global operations through the acquisition of regional and local freight forwarders. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

         Provisions of our charter, Delaware law and the agreements with our Preferred Stockholders may make more difficult a contested takeover of our Company.

         Certain provisions of our certificate of incorporation and the General Corporation Law of the State of Delaware (the "GCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the GCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Furthermore, under certain circumstances a change in control transaction could permit our Series C holders to put to the Company the dollar amount of their Series C investment. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Item 2.  Properties

         The Company does not own any real estate and currently leases all of its facilities.

         Our corporate headquarters is located at Two Penn Center Plaza, Suite 605, Philadelphia, Pennsylvania where we lease approximately 3,000 square feet of office space. We also lease a small marketing and communications office in New York, New York.

         In addition, the Company leases and maintains 15 facilities throughout the United States and one in Puerto Rico, each located close to an airport. The majority of these locations are operating terminals that contain office space and warehouse or cross-dock facilities and range in size from approximately 10,000 square feet to 160,000 square feet. A few of these facilities are limited to a small sales and administrative office.

         Lease terms for our principal properties are generally five years and terminate at various times through 2006, while a few of the smaller facilities are leased on a month-to-month basis. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of existing facilities should extensions be unavailable or undesirable at the end of the current lease arrangements.

Item 3.  Legal Proceedings

         On October 12, 2000, Emergent Capital Investment Management, LLC (the plaintiff) filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, the plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20.0 million and the Company actually raised $50.0 million. The plaintiff seeks a return of its $2.0 million purchase price of Series C shares and damages in the amount of $1.7 million. In June of 2001, the Company moved for summary judgment in this case.

         After the summary judgment motion was filed, the plaintiff filed a second action against the Company and two of its officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, the plaintiff alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in Net Value, Inc., a wholly owned subsidiary of the Company. The plaintiff also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company filed a motion to dismiss this new action for failure to state a claim upon which relief can be granted.

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

         On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against the Company in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20.0 million, plus attorneys' fees and costs. In response to a motion to dismiss filed by the Company, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. The Company believes it has meritorious defenses to the remaining claims and intends to defend the matters vigorously.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders on October 9, 2001. At the Annual Meeting our shareholders voted on the following proposals listed in our Proxy Statement dated August 24, 2001, as supplemented September 26, 2001:

         (1)  Vote for the Election of Directors

                                               FOR                      WITHHELD
                                               ---                      --------
              Dennis L. Pelino                 13,347,444               191,825
              Andrew P. Panzo                  13,301,033               238,236
              Aloysius T. Lawn, III            13,363,333               175,936
              Robert McCord                    13,363,633               175,636
              J. Douglass Coates               13,363,633               175,636
              Frank Palma                      13,363,633               175,636
              David R. Jones                   13,380,044               159,225

         (2) Ratification of appointment of KPMG LLP as independent auditors for the Company

                            FOR                    AGAINST            ABSTAIN
                            ---                    -------            -------
                        13,373,744                 152,925            12,700

         Proposals (1) and (2) were approved by the stockholders.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         Our common stock has been traded on The American Stock Exchange under the symbol "STG" since September 28, 2000. Previously, our stock was traded on the NASDAQ Over-the-Counter Bulletin Board Trading System under the symbol "NETV". The table below sets forth the high and low sales prices for our common stock, while traded on The American Stock Exchange, and the high and low bid for our common stock while traded on the NASDAQ Over-the-Counter Bulletin Board Trading System. The information is provided by The American Stock Exchange and the NASDAQ Trading and Market Services, respectively. The high and low bids reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                               High        Low
                                                               ----        ---
                         Year ended December 31, 2000
                                First quarter                 $35.75      $7.12
                                Second quarter                 16.75       4.00
                                Third quarter                   4.93       1.87
                                Fourth quarter                  2.37       0.31

                         Year ended December 31, 2001
                                First quarter                   1.13       0.38
                                Second quarter                  1.33       0.57
                                Third quarter                   1.88       0.97
                                Fourth quarter                  2.10       0.90


         As of March 15, 2002, there were 392 registered holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operations of our business and to fund our acquisition strategy.

Recent Sales of Unregistered Securities

         During 2001, we issued 77,916 shares of our common stock, cumulatively, to a group of 16 former employees as severance and in exchange for the cancellation of their options to purchase 1,309,917 shares of our common stock. We issued these shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.

         In May 2000, we issued 113,214 shares of our common stock to Webmodal, Inc. in conjunction with a cash investment, pursuant to which we purchased 563,000 shares of Series A Preferred Stock of Webmodal, Inc. We issued these shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.

         During 2001, we issued options to purchase 245,000 shares of our common stock in consideration for services provided. 50,000 options were issued on March 7, 2001 at an exercise price of $0.70 per share, and 20,000 options were issued on June 21, 2001 at an exercise price of $1.00 per share, to various outside attorneys for services rendered. 75,000 options were issued in March 2001 to PMG Capital at an exercise price of $0.70 per share in consideration for investment banking services. 100,000 options were issued on June 30, 2001 to Brown Simpson Partners I, Ltd. at an exercise price of $0.82 per share in consideration for advisory services. All of these options were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.

Item 6.  Selected Consolidated Financial Data

         The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with the Company's consolidated financial statements and related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated statement of operations data for each of the three years in the period ended December 31, 2001 and the balance sheet data as of December 31, 2001 and 2000 are derived from the Company's consolidated financial statements that have been audited by KPMG LLP. The selected historical consolidated statement of operations data for each of the two years in the period ended December 31, 1998 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from the Company's audited consolidated financial statements (after reclassification for discontinued operations, as discussed below) which are not included in this Annual Report on Form 10-K.

         From inception through the first quarter of 2001, the Company's principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. In June 2001, the Company adopted a new business strategy to build a global integrated logistics services organization by identifying, acquiring and managing controlling interests in profitable logistics businesses. On October 5, 2001, the Company acquired all of the issued and outstanding common shares of the Air Plus group of companies, which provide a variety of logistics services throughout the United States, Canada and Puerto Rico. On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the former business, since the investments were incompatible with the Company's new business strategy. Accordingly, for financial reporting purposes, the results of operations of the Company's former line of business have been accounted for as a discontinued operation and have been reclassified and reported as a separate line item in the statements of operations.

         Due to the significance of the effects on the consolidated financial statements of (1) the change in business strategy, (2) the acquisition of Air Plus and (3) the discontinuation of our former business, the Company has presented below selected pro forma information, as if the Company had discontinued its former line of business and the acquisition of Air Plus had each occurred as of January 1, 2000. The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)

                                                                                Historical
                                   Pro forma(1)           -------------------------------------------------------------
                               Year ended December 31,                      Year ended December 31,
                               -----------------------    -------------------------------------------------------------
                                  2001          2000         2001         2000         1999         1998         1997
                               -----------   ----------   ----------   ----------   ---------    ---------    ---------
Revenues                         $ 56,821    $  56,201    $  15,598    $     -      $    -       $     -      $    -
Cost of purchased
  transportation                   32,661       31,856        8,819          -           -             -           -
                                 ---------   ----------   ----------   ----------   ---------    ---------    ---------
Net revenues                       24,160       24,345        6,779          -           -             -           -


Operating expenses                (22,610)     (23,946)     (11,068)      (7,419)     (2,761)          -           -
                                 ---------   ----------   ----------   ----------   ---------    ---------    ---------
Income (loss) from operations       1,550          399       (4,289)      (7,419)     (2,761)          -           -

Other income (expense)                511        1,014        1,295        2,064      (2,812)          -           -
                                 ---------   ----------   ----------   ----------   ---------    ---------    ---------
Income (loss) from
  continuing operations             2,061        1,413       (2,994)      (5,355)     (5,573)          -           -
Loss from discontinued
  operations                            -            -      (13,863)     (30,816)    (18,258)     (12,737)     (11,235)
                                 ---------   ----------   ----------   ----------   ---------    ---------    ---------
Net income (loss)                   2,061        1,413      (16,857)     (36,171)    (23,831)     (12,737)     (11,235)

Preferred stock dividends          (4,151)     (45,751)      (4,151)     (45,751)     (6,605)     (15,251)      (1,181)
                                 ---------   ----------   ----------   ----------   ---------    ---------    ---------
Net loss to common
  stockholders                  $  (2,090)    $(44,338)    $(21,008)    $(81,922)   $(30,436)    $(27,988)    $(12,416)
                                =========   ==========   ==========   ==========   =========    =========    =========
Basic and diluted net
  (loss)  per common share -
  continuing operations         $   (0.10)    $  (2.51)    $  (0.34)    $  (2.89)   $  (1.15)    $     -      $    -


Basic and diluted net loss
  per common share -
   discontinued operations                                 $  (0.68)    $  (1.75)   $  (1.73)    $  (5.94)    $  (6.88)

Basic and diluted weighted
  average common shares
  outstanding                      20,510       17,658       20,510       17,658      10,558        4,711        1,085


Consolidated Balance Sheet Data:
(in thousands)

                                                                                    Historical
                                                                              Year ended December 31
                                                            ------------------------------------------------------------
                                                              2001         2000         1999         1998         1997
                                                            --------     --------    ---------    ---------    ---------
Cash and cash equivalents                                 $  15,228    $  29,100    $   3,127     $      1    $       -
Working capital (deficit)                                    15,259       27,713       (4,213)      (8,750)      (2,427)
Total assets                                                 41,066       44,911       13,989          372            -
Long-term debt and redeemable preferred stock                     -            -        4,516            -            -
Stockholders' equity (deficit)                               32,694       43,326        1,701       (8,750)      (2,427)

----------------------
(1) The pro forma income from operations information provided above includes the costs associated with the continuing operations of Stonepath (approximately $2.5 million for 2001 and $7.4 million for 2000), plus the historical results of Air Plus, adjusted to reflect contractual reduction of officers' compensation and to reflect amortization of acquired intangibles. The pro forma results presented exclude losses from discontinued operations.

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

Overview

         We are a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. We manage and arrange the domestic movement of raw materials, supplies, components and finished goods for our customers as their outsourced logistics solution. These services are offered through our domestic air and ground freight forwarding business. In addition to our time-definite transportation services, we also provide a broad range of value added supply chain management services including warehousing, order fulfillment and inventory management. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 15 major metropolitan areas in North America and Puerto Rico and an extensive network of over 200 independent carriers.

         Our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies. We plan to achieve this objective by broadening our platform of service offerings through a combination of synergistic acquisitions and the organic expansion of our existing base of operations. We are currently pursuing an aggressive acquisition strategy to enhance our position in our current markets and to acquire operations in new markets. The focus of this strategy is on acquiring businesses that have demonstrated historic levels of profitability, have a proven record of delivering high quality services, a customer base of large and mid-sized companies and which otherwise may benefit from our long term growth strategy and status as a public company.

         Our strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. As a non-asset based provider of third party logistics services, we can focus on optimizing the transportation solution for our customers, rather than on our own asset utilization. Our non-asset based approach allows us to maintain a high level of operating flexibility and capitalize on a cost structure that is highly variable in nature.

         Our acquisition strategy relies upon two primary factors. First, our ability to identify and acquire target businesses that fit within our general acquisition criteria. Second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate organic organizational growth. The business risks associated with these factors are discussed at Item 1 of this Report under the heading "Risks Particular to our Business."

         On October 5, 2001, we acquiredAir Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The Air Plus acquisition established our domestic logistics platform. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement based on the future financial performance of Air Plus. Since this acquisition was accounted for using the purchase method of accounting for business combinations, our financial statements for the year ended December 31, 2001 (for continuing operations) include only the results of operations of Air Plus from October 5, 2001 through December 31, 2001.

         The next stage of our growth strategy continued on March 5, 2002 when we agreed to acquire Global , a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The Global acquisition, if completed, will establish our initial international logistics platform. The total value of the transaction is $12.0 million, consisting of cash of $5.0 million to be paid at closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. The transaction is expected to close by no later than May 2002, and is subject to customary closing conditions, including the completion of audited financial statements for the year ended December 31, 2001.

         We have also identified a number of additional companies that may be suitable acquisition candidates and are in preliminary discussions with a select number of them.

         Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers' freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer's time-definite needs (first day through fourth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, rail, air or ocean). In turn, we assume the responsibility for arranging, and the cost of, the underlying means of transportation.

         As a non-asset based provider of third party logistics services, we seek to limit our investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide us with favorable rates, minimum service levels, capacity assurances and priority handling status. The volume of our flow of freight enables us to negotiate incentives with our transportation providers.

         Our gross revenue, as it relates to our freight forwarding services, includes the rate charged to our customer for the movement of the freight. Our net revenue is the differential between the rate charged to our customer and our direct cost of transportation. With respect to freight forwarding services, gross revenues and applicable costs are recognized upon delivery.

         We also provide a range of other services, such as warehousing services, customized distribution and inventory management services, fulfillment services and other specific supply chain solutions. Our gross revenue in these situations is recognized upon performance.

         Effective upon the closing of the Global acquisition, our mix of service offerings will expand to include ocean freight forwarding and customs brokerage.

         Our operating results are likely to be subject to seasonal trends when measured on a quarterly basis. Our first quarter is likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the trends of the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Because of the wide scale of our operations, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Discontinued Operations

         Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Largely as a result of the significant correction in the global stock markets which began during 2000, and the corresponding decrease in the valuation of technology businesses and contraction in the availability of venture financing during 2001, we elected to shift our business strategy to focus on the acquisition of operating businesses within a particular industry segment. Following a wind down of the technology business, during the second quarter of 2001 we focused our acquisition efforts specifically within the transportation and logistics industry as it:

         o demonstrates significant growth characteristics as an increasing number of businesses outsource their supply-chain management in order to achieve cost-effective logistics solutions;

         o is positioned for further consolidation as many sectors of the industry remain fragmented; and

         o is capable of achieving enhanced efficiencies through the adoption of e-commerce and other technologies.

This decision occurred in conjunction with our June 21, 2001 appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Mr. Pelino brings to us over 25 years of logistics experience, including most recently, as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

         To reflect the change in business model, our financial statements have been presented in a manner in which the assets, liabilities, results of operations and cash flows related to our former business have been segregated from that of our continuing operations and are presented as discontinued operations.

Results of Operations

         Basis of Presentation

         Our results of operations are presented in a manner that is intended to provide meaningful data with respect to our ongoing operations. Accordingly, pro forma results of operations for 2001 and 2000 are first presented, as if we had discontinued our former business model and acquired Air Plus as of January 1, 2000. The pro forma results reflect a consolidation of the historical results of operations of Air Plus and Stonepath for 2001 as adjusted to reflect contractual reduction of officers' compensation at Air Plus and to reflect amortization of acquired intangibles. The pro forma results exclude losses associated with the discontinued operations of Stonepath. We have also presented our historical results of operations for 2001. This includes the results of operations of the Company for the full year and only the results of Air Plus from October 5 through December 31, 2001. No prior period analysis will be presented for historical 2000, as it would provide no meaningful data with respect to ongoing operations.

Year ended December 31, 2001 (pro forma and unaudited) compared to year ended December 31, 2000 (pro forma and unaudited)

         Despite both a slower economy during 2001 and the negative impact of the September 11, 2001 tragedy, pro forma gross revenues were $56.8 million in 2001, an increase of 1.1% over pro forma gross revenues of $56.2 million in 2000. Included in gross revenues is warehousing and other value-added services income of $1.9 million in 2001 and $1.5 million in 2000. Net revenues (i.e., gross revenue less purchased transportation costs of $32.7 million in 2001 and $31.9 million in 2000) remained steady at approximately 43% of gross revenue in both years.

         Consolidated personnel costs were $9.7 million for 2001, a decrease of 21.5% from $12.3 million for 2000, and represent payroll, related benefits and taxes and non-cash charges for Stonepath stand-alone stock-based compensation. Stock-based compensation expenses amounted to $2.4 million in 2001 and $3.4 million in 2000. Excluding the impact of the year over year reduction for stock-based compensation, there is a net decrease of $1.6 million. On a stand-alone basis, Air Plus' personnel costs increased $0.9 million because of staffing at six new terminals, other staff additions and normal pay increases. Stonepath stand-alone costs decreased $2.6 million due to changes in management personnel in connection with our new logistics strategy.

         Other selling, general and administrative costs include all other operating expenses including, among other costs, equipment and facility rentals, professional fees, insurance, travel, general office expenses and depreciation and amortization. On a consolidated basis, these costs amounted to $12.9 million in 2001, an increase of 11.1% over $11.6 million in 2000. This net increase in costs was driven by $2.6 million of incremental expenses incurred at Air Plus related to the expansion of its historic Air Plus operations with $1.3 million in offsetting savings at Stonepath from reduced professional fees and travel costs.

         Consolidated operating income was $1.6 million in 2001, an increase of $1.2 million from $0.4 million in 2000. On a stand-alone basis, Air Plus delivered $4.1 million in income from operations in 2001 compared to $7.8 million in 2000, a reduction of $3.7 million due primarily to increases in certain selling, general and administrative expenses associated with the expansion of its historic Air Plus operations. On a stand-alone basis Stonepath generated an operating loss of $2.5 million for 2001 compared to an operating loss of $7.4 million for 2000 reflecting its transition away from its strategy to invest in early-stage technology companies. With the benefit of Air Plus' expanded network and related earnings power, Air Plus' future income from operations is expected to exceed the $6.0 million earnings hurdle contemplated as part of the original earn-out structure.

         Other income, which is comprised principally of interest income, declined in 2001 compared to 2000 due to a lower investment level as a result of the purchase of Air Plus and continuing costs at Stonepath.

         Preferred stock dividends declined to $4.2 million in 2001 from $45.8 million in 2000 primarily as a result of the $42.6 million attributable to the non-cash beneficial conversion feature on the Series C preferred shares issued in 2000.

Summary/Outlook

         Stonepath accomplished the first step in establishing our domestic service platform through the acquisition of Air Plus in October of 2001. On a stand-alone basis, Air Plus contributed $1.7 million in earnings in the fourth quarter of 2001 and is expected to contribute earnings in excess of $6.0 million for 2002. This is consistent with the level of pre-tax income required of Air Plus so that the former Air Plus shareholders can achieve the full earn-out payments due to them under the October 5, 2001 stock purchase agreement.

         Stonepath is also working to develop its international service platform and announced on March 5, 2002 the proposed acquisition of Global. This transaction is expected to close by no later than May 2002, and is subject to customary closing conditions, including the completion of audited financial statements for the year ended December 31, 2001. Based upon its targeted earn-out level, and historic "normalized" financial performance, Global is expected to deliver another $2.0 million in operating income. We have also identified a number of additional companies that may be suitable acquisition candidates and we are in preliminary discussions with a select number of them.

         Assuming we can continue to identify and close these and other similar transactions, it is our objective by the fourth quarter of 2002, to have annualized revenues in the range of $125.0 million to $150.0 million.

         Notwithstanding our expectations regarding Air Plus and Global, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future finance performance are forward-looking statements. Furthermore, even though we believe Air Plus will achieve a certain level of earnings on an annual basis, its results are subject to seasonal trends. Historically, the results of Air Plus have been seasonal with their first quarter results lower than other quarters. For 2000 and 2001, Air Plus recognized an average of approximately 18% of its annual revenues and a small percentage of its annual income, in the first quarter. Thereafter, volume and income accelerates for the remainder of the year, with the third and fourth quarters showing the greatest improvement.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000
(historical)

         Gross revenues for 2001 amounted to $15.6 million and represent revenues generated by Air Plus for the approximate three-month period from October 5, 2001 (date of acquisition) to December 31, 2001. No revenues were recognized in the year ended December 31, 2000. Included in 2001 gross revenues is warehousing and other services income of $0.4 million. Net revenues (i.e., gross revenue less purchased transportation costs of $8.8 million) were 43.5% of gross revenue during this period.

         Consolidated personnel costs amounted to $6.4 million in 2001, a 49.7% increase over $4.3 million for 2000 and represent payroll, related benefits and taxes and non-cash charges for Stonepath stand-alone stock-based compensation. Stock-based compensation expenses amounted to $2.4 million in 2001 and $3.4 million in 2000. Excluding the impact of the year over year reduction for stock-based compensation, there was an increase of $2.1 million of additional personnel costs attributable to Air Plus for the period from October 5, 2001 to December 31, 2001 and $1.0 million attributable to changes in management personnel at Stonepath in connection with our new business strategy.

         Other selling, general and administrative costs include all other operating expenses including, among other costs, equipment and facility rentals, legal costs, insurance, travel, general office expenses and depreciation and amortization. For 2001, these costs amounted to $4.7 million, a 48.5% increase over $3.2 million in 2000. In 2001, approximately $2.9 million of these costs were attributable to the inclusion of Air Plus. Stonepath costs decreased by approximately $1.3 million due to reduced legal and travel costs.

         Other income, which is comprised principally of interest income, declined in 2001 compared to 2000 due to a lower investment level resulting from the use of funds to purchase Air Plus and continued funding of costs incurred by Stonepath.

         Loss from continuing operations was $3.0 million in 2001 as compared to a loss of $5.4 million for 2000. This improvement is the result of $1.7 million in income contributed by Air Plus for the period from October 5, 2001 (date of acquisition) to December 31, 2001 and $0.6 million of net savings from Stonepath as a result of the shift to its logistics strategy.

         Discontinued operations reflect the costs associated with our holdings in early-stage technology businesses, including investment losses, personnel and office costs. Losses amounted to $13.9 million in 2001 compared to $30.8 million in 2000 reflecting the wind-down of these investments.

         As a result of historical losses related to investments in early-stage technology business, the Company has accumulated a federal net operating loss carryforward of $43.2 million. Although a portion of this loss maybe subject to certain limitations, the Company expects it will be able to use approximately $26.0 million of the loss to offset future federal taxable income.

         Preferred stock dividends declined to $4.2 million in 2001 from $45.8 million in 2000 primarily as a result of the $42.6 million attributable to the non-cash beneficial conversion feature on the Series C preferred shares issued in 2000.

Liquidity and Capital Resources

         Prior to the adoption of our current business model, our operations consisted of the development of early-stage technology businesses. These operations did not generate sufficient operating funds to meet our cash needs, and, as a result, we funded our historic operations with the proceeds from a number of private placements of debt and equity securities. With the advent of our new business model, we expect to be able to fund our operations with the cash flow generated by the subsidiaries we acquire.

         Most recently, our funding needs have been provided by the proceeds from the sale of 4,166,667 shares of our Series C Preferred Stock (sold as a unit with warrants to purchase 416,667 shares of our common stock) completed during March 2000. This offering yielded net proceeds of $48.3 million for the Company, after the payment of offering costs. Each share of our Series C Preferred Stock is convertible into one share of our common stock at any time at the election of the shareholder. Our Series C Preferred Stock bears a cumulative dividend of 8% per annum payable in kind on a quarterly basis and has a liquidation preference of $12.00 per share.

         In February 2001, we agreed to modify the economic terms of the Series C investment. This was done in return for securing the consent from the holders of our Series C Preferred Stock to permit us to use the proceeds from the Series C placement for the acquisition of third-party logistics businesses. Previously, the Series C purchase documents limited the use of proceeds to investment in early-stage internet businesses. In connection with this transaction, we agreed to:

         (i) issue to the holders of our Series C Preferred Stock as of July 18, 2002, warrants to purchase up to a maximum of 3,000,000 shares of our common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Preferred Stock (the "Target Price") is greater than the lesser of (a) $6.00 per share; or (b) the market price of our common stock at such time (but not less than $5.00 per share). The number of such warrants to be issued will be that number which, assuming all of the Series C Preferred Stock is converted and all warrants to purchase 416,667 shares of Common Stock issued in conjunction with the issuance of the Series C Preferred Stock and all Series C Contingent Warrants are exercised, is sufficient to reduce the average cost of the holders' investment in the Company to the Target Price; and

         (ii) reduce to $1.00 per share the exercise price of the Series C warrants held by the holders of our Series C Preferred Stock as of July 18, 2002.

         In March 2001, we also received proceeds of approximately $7.0 million from the sale of our interest in Webmodal, Inc. (including $1.0 million from the repayment of prior advances).

         During 2001, operating activities consumed $503,000 of cash as we had no source of revenue through October 5, 2001, and from October 5, 2001 through December 31, 2001 the income generated through the operations of Air Plus was insufficient to offset the operating expenses of the Company for the year.

         The Company's working capital was $15.3 million at December 31, 2001, as compared to $27.7 million at December 31, 2000. The decrease in working capital is principally attributable to the funds used to finance the acquisition of Air Plus offset by the proceeds received from the sale of the Company's interest in Webmodal.

         Investing activities utilized $18.0 million in 2001 for the acquisition of Air Plus on October 5, 2001. The Company also expects to spend another $5.0 million in connection with the pending acquisition of Global.

         The Company believes that its current working capital and anticipated cash flow from operations will be adequate to fund operations for the near term. However, the Company has commenced an aggressive acquisition strategy which is likely to require additional financing in the near term. The Company intends to finance these acquisitions primarily through the use of cash, funds from debt facilities, if and when available, and shares of its common stock or other securities. In the event that the Company's common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept the Company's securities as part of the purchase price for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources through either operations or from debt facilities, its growth could be limited unless it is able to obtain such additional capital.

         To address its near-term liquidity issues, we are currently in the early stages of attempting to secure a revolving credit facility of approximately $15.0 million (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility may require the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Until the arrangements are finalized, however, we can not speculate as to the limitations, if any, that may be imposed by the Facility. Advances under the Facility are intended to be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of Air Plus and any other subsidiaries acquired during the year will be sufficient to support the corporate overhead of Stonepath and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

         The acquisition of Air Plus was completed subject to an earn-out arrangement of $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, each installment payable in full if Air Plus achieves pre-tax net income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax net income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax net income in any other pay-out year exceeds the $6.0 million level.

         We are also in the process of developing our international service platform. On March 5, 2002, we agreed to acquire Global, a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The total value of the transaction is $12.0 million, consisting of cash of $5.0 million to be paid at closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. The transaction is expected to close no later than May 2002, and is subject to customary closing conditions, including the completion of audited financial statements for the year ended December 31, 2001.

         We will be required to make significant capital payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a significant portion of the required capital will be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity.

         The Company is also a defendant in a number of legal proceedings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded.

New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill; rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

         The Company plans to adopt SFAS No. 144 effective January 1, 2002. The Company does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material effect on its consolidated financials statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption dated to newly initiated disposal activities.

Critical Accounting Policies

         Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from management's current judgments. While there are a number of accounting policies, methods and estimates that affect the Company's consolidated financial statements as described in Note 2 to the consolidated financial statements, areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill, acquired intangibles, and investments in early-stage technology companies, and the establishment of the allowance for doubtful accounts.

         As discussed in Note 2 to the consolidated financial statements, the goodwill arising from the Air Plus transaction is not amortized, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, the acquired intangibles arising from the Air Plus transaction are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset.

         As discussed in Note 3 to the consolidated financial statements, the Company's prior business strategy focused on the development of early-stage technology businesses with significant Internet features and applications (referred to as affiliate companies). The Company continually evaluates the carrying value of its ownership interests in and advances to the affiliate companies for possible impairment based on achievement of business plan objectives and milestones, the financial condition and prospects of the affiliate companies and other relevant factors. The business plan objectives and milestones considered by the Company include, among other things, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the bringing to market of a major product or service. If impairment is determined, the carrying value of the investment is adjusted to fair value. As of December 31, 2001, the carrying amount of the Company's investments in its affiliated companies is $416,000.

         Management at the Company's Air Plus operation maintains reserves for specific and general allowances against accounts receivable. The specific reserves are established on a case-by-case basis by management and the credit manager. A general reserve is established for all other accounts receivable, based on a specified percentage of the accounts receivable balance. Management continually assesses the adequacy of the recorded allowance for doubtful accounts, based on its knowledge concerning the customer base.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in money market funds and investment grade securities with remaining maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2001, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

Item 8.  Financial Statements

         Our financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and footnotes related thereto are included within Item 14(a) of this Report and may be found at pages F-1 through F-22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Our directors, executive officers and significant employees as of March 15, 2002 were as follows:

        Name                               Age    Position
        Dennis L. Pelino                    54    Chairman of the Board of Directors and Chief Executive Officer
        Gary Koch                           43    Significant Employee - Domestic Operations
        Bohn H. Crain                       38    Chief Financial Officer
        Stephen M. Cohen                    45    Senior Vice President, General Counsel and Secretary
        Thomas L. Scully                    52    Vice President - Finance and Treasurer/Principal Accounting Officer
        Douglass Coates                     59    Director
        Frank Palma (2)                     64    Director
        David R. Jones (1)(2)               53    Director
        Aloysius T. Lawn, IV (1)(2)         43    Director
        Robert McCord (1)                   43    Director
        Andrew Panzo                        37    Director

-----------------
(1)      Member of Audit Committee
(2)      Member of Compensation Committee

         The following is a brief summary of the business experience of the foregoing directors, executive officers and significant employees.

         Dennis L. Pelino has served as our Chairman of the Board of Directors and Chief Executive Officer since June 21, 2001. Mr. Pelino has over two decades of executive experience in the logistics industry. From 1986 to 1999, he was employed by Fritz Companies, Inc., initially as director of International Operations and Sales and Marketing, in 1993 as its Chief Operating Officer and commencing in 1996, also as its President. Mr. Pelino was also a member of the Board of Directors of Fritz Companies from 1991 to 1999. During Mr. Pelino's tenure, he acquired or started over 50 companies for Fritz as it became one of the leading global logistics companies. Prior to Fritz, Mr. Pelino held senior executive positions in the container shipping industry and in the domestic full-service truck leasing industry. Most recently, from 1999 through 2001, Mr. Pelino has been involved as a director and principal of a number of private ventures which explored opportunities in the logistics industry and which provided consulting services relative to business opportunities in Latin America, China and other Far Eastern regions.

         Gary Koch is a significant employee of the Company and serves as the Chief Executive Officer of Air Plus and Stonepath Logistics Domestic Services, Inc. Mr. Koch co-founded Air Plus in May 1990. In ten years, he built Air Plus into a leading transportation logistics company serving a customer base of manufacturing distributors and national retail chains with close to $60.0 million in annual revenues, over 200 employees and 16 offices in North American cities. Mr. Koch has over twenty years of logistics experience in the U.S. and Canadian markets with expertise in traditional airfreight and distribution logistics. Mr. Koch received a B.S. in marketing from Purdue University.

         Bohn H. Crain has served as our Chief Financial Officer since January 10, 2002. Mr. Crain has over 15 years of experience in finance and accounting as well as extensive knowledge of transportation and logistics. Prior to joining Stonepath's executive team, from January 2001 to September 2001, he served as Executive Vice President and Chief Financial Officer for Schneider Logistics, Inc., a third party logistics company. Before Schneider, from May 2000 to January 2001, Mr. Crain served as Vice President and Treasurer for Florida East Coast Industries, Inc., and prior to that, from June 1989 to May 2000, he held various Vice-President and treasury positions with CSX and various of its subsidiaries. Mr. Crain holds a bachelor's degree in business administration - accounting from the University of Texas.

         Stephen M. Cohen has served as the Company's Senior Vice President, General Counsel and Secretary since April 2000. Since 1980, Mr. Cohen has been engaged in the practice of law, having most recently been a shareholder of Buchanan Ingersoll Professional Corporation from March 1996 to April 2000 and a partner of Clark Ladner, Fortenbaugh & Young from March 1990 to March 1996. Mr. Cohen's practice focused on corporate finance and federal securities matters. Mr. Cohen received a B.S. from the School of Commerce and Finance of Villanova University, a J.D. from Temple University and a L.L.M. in Taxation from Villanova University School of Law.

         Thomas L. Scully has served as our Vice President - Finance and Treasurer since November 19, 2001. Before joining Stonepath, Mr. Scully was Senior Manager within the assurance and advisory services of Deloitte & Touche, LLP from December 1996 to November 2001. Prior to Deloitte & Touche, from October 1980 to June 1996, Mr. Scully was Audit Partner at BDO Seidman, LLP where he led numerous accounting, auditing and tax engagements for publicly traded and privately-held local, national, and international clients. Prior to BDO, he held the position of Audit Supervisor at Coopers & Lybrand, LLP. Mr. Scully is a certified public accountant and earned a B.S. from St. Joseph's University, Philadelphia.

         J. Douglass Coates has served as a member of our Board of Directors since August 2001. He has been Principal of Manalytics International, Inc., a transportation, logistics and supply chain consulting firm based in San Francisco, California, since 1992. He was previously president, ACS Logistics, a division of American President Lines, and President of Milne Truck Lines, then a subsidiary of the Sun Company. Mr. Coates holds a Bachelor of Science degree in engineering from Pennsylvania State University and an MBA from the Wharton School of the University of Pennsylvania.

         Frank Palma has served as a member of our Board of Directors since August 2001. Mr. Palma has significant experience in the field of executive search and human resources. Since August 2000, Mr. Palma has been the principal and Chief Executive Officer of Frank Palma Associates, LLC, an executive recruiting firm. Briefly before that, he was the Chief Operating Officer of Global Sources, Inc., a human resources firm, and from 1985 to 2000, he was an Executive Vice President with Goodrich & Sherwood Associates, Inc., a human resource consulting services firm. Mr. Palma holds a Bachelor of Science degree in Business Management from the City College of New York and has completed graduate course work at Cornell University and New York University.

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

         Aloysius T. Lawn has served as a member of our Board of Directors since February 2001. Mr. Lawn is the Executive Vice President - General Counsel and Secretary of Talk America Holdings, Inc., an integrated communications service provider with programs designed to benefit the residential and small business markets. Prior to joining Talk America Holdings, Inc. in 1996, Mr. Lawn was an attorney in private practice with extensive experience in private and public financings, mergers and acquisitions, securities regulation and corporate governance from 1985 through 1995. Mr. Lawn graduated from Yale University and Temple University School of Law.

         Robert McCord has served as a member of our Board of Directors since March 2001. He is also a Managing Director of PA Early Stage, an affiliated fund of Safeguard Scientifics Inc. At PA Early Stage, which he co-founded in 1997, Mr. McCord specializes in business development for their portfolio companies. He also serves as President and CEO of the Eastern Technology Council, a consortium of more than 1,200 technology-oriented companies. At the Technology Council he provides contacts, capital and information for senior executives. Mr. McCord co-founded and also serves as a principal of the Eastern Technology Fund, which provides seed and early-stage funding for technology companies in the eastern corridor. Previously, he served as Vice President of Safeguard Scientifics, Inc., a leader in identifying, developing and operating premier technology companies. Before joining Safeguard, Mr. McCord spent a decade on Capitol Hill where he served as Chief of Staff, Speechwriter and Budget Analyst in a variety of congressional offices. He specialized in budget and deregulatory issues and, as CEO of the bipartisan Congressional Institute for the Future, he ran a staff which tracked legislation and provided policy analyses and briefings. Mr. McCord earned his Bachelor's degree, with high honors, from Harvard University and his MBA from the Wharton School.

         Andrew P. Panzo is a member of our Board of Directors. He had been our Chairman and Chief Executive Officer from January 1999 through June 21, 2001, and our Vice-Chairman and President from June 22, 2001 until his resignation from those positions on December 14, 2001. From October 1993 to June 1999, Mr. Panzo was a managing director at American Maple Leaf Financial Corporation, a boutique investment banking firm located in Philadelphia, Pennsylvania. Mr. Panzo was one of the original founders of the Company under its former business model in September 1996. Mr. Panzo received a B.S. in Finance from the University of Connecticut and a Masters degree in Finance and International Business from Temple University.

Compliance with Section 16(a) of The Securities Exchange Act

         Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during fiscal 2001 all reporting persons timely complied with all filing requirements applicable to them.

Item 11. Executive Compensation

         The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2001 to or for the benefit of our Chief Executive Officer and our other executive officers whose cash compensation exceeded $100,000 (the "Named Executive Officers").

                                                Summary Compensation Table
                                              ----------------------------



                                                                            Long-Term Compensation
                                                                                    Awards
                                                                                    ------
                                            Annual Compensation           Restricted
                                            -------------------             Stock          Number             All Other
Name and Principal Position                  Salary       Bonus             Awards       of Options         Compensation(1)
---------------------------                 --------     --------         ----------    -----------         ------------
Dennis L. Pelino, Chairman       2001       $158,691     $180,000              --        1,800,000(2)
and Chief Executive Officer                                                                                         --

Stephen M. Cohen, Senior         2001       $227,884      $50,000              --          750,000(3)               --
Vice President, General          2000       $103,927           --              --          300,000(4)               --
Counsel and Secretary

James F. Elwell, former          2001       $201,537           --          22,000          100,000              34,615
Vice President-Finance(5)        2000        $98,307           --              --               --                  --

Andrew P. Panzo, director and    2001       $212,692      $55,000              --          250,000             575,000
former Chief Executive           2000       $148,147           --              --        1,020,000                  --
Officer(6)                       1999        $87,500           --              --               --                  --

Lee C. Hansen, former            2001       $161,730           --              --               --                  --
President and Director           2000       $150,000           --              --          900,000                  --
                                 1999        $34,615           --              --               --                  --

(1) During the periods reflected, certain of the officers named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. The dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year.

(2) These options were granted in conjunction with Mr. Pelino's employment by the Company on June 21, 2001. Options to purchase 600,000 shares vested on October 5, 2001 in conjunction with our acquisition of Air Plus. The remaining 1,200,000 options vest to the extent of 400,000 per year on each of the first three (3) annual anniversaries of Mr. Pelino's employment by the Company, with 100% acceleration of vesting once our stock trades above $9.00 per share, upon his death or disability, or in the event of his termination following a change of control transaction.

(3) These options were granted in conjunction with an amendment to Mr. Cohen's employment agreement during April 2001. They vest pro rata over the thirty-six (36) month period of his employment through April 2004.

(4) These options were surrendered by Mr. Cohen during the fourth quarter of 2001.

(5) Mr. Elwell resigned as an employee as of December 31, 2001. The "other compensation" indicated includes two (2) months of salary as severance. In addition, as part of his separation from the Company, Mr. Elwell agreed to surrender options to purchase 250,000 shares of our common stock in exchange for 22,000 shares.

(6) Mr. Panzo resigned as an executive officer of the Company effective as of December 19, 2001. The "other compensation" indicated includes a severance benefit of $575,000, of which $275,000 was paid in January 2002 and the balance is to be paid in January 2003. In conjunction with the terms of his separation agreement with the Company, Mr. Panzo fully vested in all of his options also as of December 19, 2001.

(7) Mr. Hansen resigned as an executive officer of the Company effective as of June 22, 2001. The salary indicated includes a severance payment of $85,000. In conjunction with the terms of his agreement with the Company, Mr. Hansen vested as of June 22, 2001, in options to purchase 697,500 shares of our common stock. The balance of his options were cancelled.

Employment Agreements

         Effective as of February 22, 2002, we entered into an amended employment agreement with our Chief Executive Officer, Dennis L. Pelino. This agreement amended and restated our prior agreement with Mr. Pelino dated June 21, 2001. Pursuant to this agreement, we have agreed to employ Mr. Pelino as a Chief Executive Officer through June 2006 at an annual base salary of $360,000. In addition to his base salary, Mr. Pelino is entitled to bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Pursuant to the employment agreement, Mr. Pelino is also entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. In conjunction with his original employment agreement, Mr. Pelino was issued options to purchase 1,800,000 shares of our common stock at an exercise price of $.82 per share.

         As of April 19, 2001, we entered into a three-year employment agreement with our General Counsel, Stephen M. Cohen. This was further modified effective December 27, 2001. This had the effect of amending and restating our prior employment agreement with Mr. Cohen entered into in April 2000. In addition to an annual salary of $200,000, Mr. Cohen is entitled to bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Pursuant to his employment agreement, Mr. Cohen is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. On April 19, 2001, we awarded Mr. Cohen options to purchase 750,000 shares of common stock, at an exercise price of $.60.

         On January 10, 2002, we entered into a three-year employment agreement with our Chief Financial Officer, Bohn H. Crain. In addition to an annual base salary of $200,000, Mr. Crain's employment agreement provides for bonus compensation based upon the achievement of certain target objectives, as well as bonus compensation determined at the discretion of the Board of Directors. Pursuant to his employment agreement, Mr. Crain is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. We awarded Mr. Crain options to purchase 150,000 shares of common stock, as of January 10, 2002, at an exercise price of $1.78.

Change in Control Arrangements

         Our Chief Executive Officer and General Counsel are each employed under agreements that contain change in control arrangements. If employment is terminated following a change in control (other than for cause), then we must pay the terminated employee a termination payment equal to 2.99 times his salary and bonus, based upon the average annual bonus paid to him prior to termination of his employment. In addition, all of their unvested stock options shall immediately vest as of the termination date of their employment due to a change in control.

         In each of these employment agreements, a change in control is defined as the occurrence of any one of the following:

         [ ] any "Person" (as the term "Person" is used in Section 13(d) and Section 14(d) of the Securities Exchange Act of 1934), except for the effected employee, becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

         [ ] there occurs a contested proxy solicitation of our stockholders that results in the contesting party obtaining the ability to vote securities representing 50% or more of the combined voting power of our then-outstanding securities;

         [ ] there occurs a sale, exchange, transfer or other disposition of 50% or more in value of our assets to another Person or entity, except to an entity controlled directly or indirectly by us;

         [ ] there occurs a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquiror immediately following the transaction, or a plan involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws is adopted; or

         [ ] during any period of twelve consecutive months, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

         Notwithstanding the foregoing, a "change of control" is not be deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, us and any entity in which the effected employee has, directly or indirectly, at least a 25% equity or ownership interest; or
(ii) in a transaction otherwise commonly referred to as a "management leveraged buy-out".

Directors Compensation

         During 2001, Messrs. Pelino and Panzo received no compensation for serving on the Board except for reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors are paid $1,250 per month, provided that each member attends 75% of all meetings. In addition, an annual fee of $10,000 is paid to the chairman of the audit and compensation committees. Each of our non-employee directors received an option to purchase 50,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant. 50% of these options vest on the first anniversary of the director's membership on the Board, and the balance vest on the second anniversary of Board membership. In addition to his compensation as a Director, during 2001 Mr. McCord received $40,000 cash compensation and 50,000 options under a consulting agreement with the Company. David Jones also received $15,000 during 2001 under a consulting arrangement with the Company.

         The following table sets forth information on option grants in fiscal 2001 to the Named Executive Officers.

                                                  Option Grants in Last Fiscal Year
                                                  ---------------------------------
                                   % of Total
                                     Options                                          Potential Realizable Value at
                                   Granted to              Market                     Assumed Annual Rates of Stock
                       Number of    Employees              Price on                Price Appreciation for Option Term
                        Options     in Fiscal   Exercise   Date of    Expiration   ----------------------------------
        Name            Granted       Year        Price     Grant        Date              5%               10%
        ----           ---------   ----------   --------   --------   ----------           --               ---
Dennis Pelino         1,800,000      54.88%      $0.82      $0.82     June 2011          $928,000        $2,352,000
Stephen M. Cohen        750,000      22.87%      $0.60      $0.60     April 2011          283,000           717,000
Andrew P. Panzo         250,000       7.62%      $0.60      $0.60     April 2011           94,000           239,000
James F. Elwell         100,000       3.05%      $0.60      $0.60     April 2011           38,000            96,000

The following table sets forth information concerning year-end option values for fiscal 2001 for the Named Executive Officers. All options were valued based on the closing bid price of our common stock on December 31, 2001 of $1.85.

                                               Fiscal Year End Option Values
                                               -----------------------------

                                                    Number of Unexercised Options     Value of Unexercised In-the-Money
                             Shares                       at Fiscal Year End              Options at Fiscal Year End
                          Acquired on      Value      ---------------------------      --------------------------------
          Name              Exercise     Realized     Exercisable   Unexercisable      Exercisable        Unexerciseble
          ----            -----------    --------     -----------   -------------      -----------        -------------
Dennis Pelino                  -             -          600,000       1,200,000        $   618,000          $1,236,000
Stephen M. Cohen               -             -          166,667         583,333            208,334             729,166
Andrew P. Panzo                -             -        1,270,000            -             1,179,500               -
Lee C. Hansen                  -             -          697,500            -               592,875               -

Stock Options

         Effective as of June 1, 2000 (with amendments effective as of July 31,
2000), the Company adopted and implemented the "Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan," (the "Plan") which covers 5,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards, and, incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Plan. The Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

         All stock options granted under the Plan are exercisable for a period of up to ten (10) years from the date of grant. The Company may not grant incentive stock options pursuant to the Plan at exercise prices which are less than the fair market value of common stock on the date of grant. The term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the issued and outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of common stock on the date of grant.

         The Plan contains certain limitations on the maximum number of shares of common stock that may be awarded in any calendar year to any one individual for the purposes of Section 162(m) of the Code. As of March 15, 2002, options to purchase 2,052,250 shares of common stock were outstanding under the Plan. These stock options have exercise prices ranging from $0.50 to $6.38 per share.

         In addition to the stock options covered by the Plan, the Company has outstanding options to purchase 4,380,633 shares of common stock. At March 15, 2002, these options were outstanding at the following exercise prices:

               Number of Stock Options                Exercise Price
               -----------------------                --------------
                   3,875,833                           $.82  - $1.00
                     251,200                           $1.01 - $5.00
                     253,600                           $5.01 - $17.50
                   ---------
                   4,380,633
                   =========

Item 12. Security Ownership of Executive Officers, Directors and Beneficial Owners of Greater Than 5% of the Company's Voting Securities

         The following tables set forth information with respect to the beneficial ownership of common stock and Preferred Stock owned, as of March 15, 2002, by:

o the holders of more than 5% of any class of the Company's voting securities;

o      each of the directors;

o      each of the executive officers; and

o      all directors and executives officers of the Company as a group.

         As of March 15, 2002, an aggregate of 20,903,110 shares of common stock and 3,750,479 shares of Series C Preferred Stock were issued and outstanding. For purposes of computing the percentages under the following tables, it is assumed that all options and warrants to acquire common or preferred stock which have been issued to the directors, executive officers and the holders of more than 5% of common or preferred stock and are fully vested or will become fully vested within 60 days from March 15, 2002 have been exercised by these individuals and the appropriate number of shares of common and Preferred Stock have been issued to these individuals.

                                               COMMON STOCK
                                               ------------

                                                                Shares Owned Beneficially
Name of Beneficial Owner              Position                      and of Record (1)        Percentage of Class
------------------------              --------                      -----------------        -------------------
Dennis L. Pelino (2)                  Officer, Director                835,000                       3.8%
Stephen M. Cohen (3)                  Officer                          303,517                       1.4%
Bohn H. Crain (4)                     Officer                          --                            *
Thomas L. Scully(5)                   Officer                          --                            *
David R. Jones (6)                    Director                         95,000                        *
Aloysius T. Lawn, IV (7)              Director                         25,000                        *
Robert McCord (8)                     Director                         75,000                        *
Douglas Coates (9)                    Director                         --                            *
Frank Palma (9)                       Director                         --                            *
Michael Karp                          Beneficial Owner                 1,463,250                     6.8%
University City Housing
1062 Lancaster Avenue
Suite 30B
Rosemont, PA 19010
Andrew P. Panzo (10)                  Director                         1,424,476                     6.6%
All directors and executive
officers as a group (10 people)                                        2,757,993                     11.9%

---------------------------------------
(*)      Less than one percent.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Includes 235,000 shares and 600,000 shares of common stock issuable upon exercise of vested options. Does not include 1,200,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 15, 2002.

(3) Includes 11,850 shares and 291,667 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 15, 2002. Does not include 458,333 shares of common stock issuable pursuant to options not presently exercisable within 60 days of March 15, 2002.

(4) Does not include 150,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of March 15, 2002.

(5) Does not include 25,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of March 15, 2002.

(6) Includes 70,000 shares and 25,000 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 15, 2002. Does not include 25,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of March 15, 2002.

(7) Includes 25,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 15, 2002. Does not include 25,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of March 15, 2002.

(8) Includes 75,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 15, 2002. Does not include 25,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of March 15, 2002.

(9) Does not include 50,000 shares of common stock issuable pursuant to options not presently exercisable within 60 days of March 15, 2002.

(10) Includes 154,476 shares and 1,270,000 shares of common stock issuable upon exercise of vested options.

                            SERIES C PREFERRED STOCK
                            ------------------------
                                                                       Shares of
                                                               Series C Preferred Stock
                                                                Owned Beneficially and
Name of Beneficial Owner                                             of Record (1)            Percentage of Class
------------------------                                             -------------            -------------------
Brown Simpson Partners I, Ltd.                                            963,371                    25.69%
Carnegie Hall Tower
152 West 57th Street, 21st Fl.
New York, NY 10019

Montrose Investments Ltd.                                                 674,359                    17.98%
300 Crescent Ct., Suite 700
Dallas TX 75201

The Raptor Global Portfolio, Ltd.                                         479,567                    12.79%
40 Rowes Wharf, 2nd Fl.
Boston, MA 02110

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Series C Preferred Stock beneficially owned by them. These share amounts do not include the warrants to purchase up to 3,000,000 shares of Common Stock which the Company has agreed to issue to holders of the Company's Series C Preferred Stock as of July 18, 2002 as more fully discussed in Item 13, "Certain Relationships and Related Transactions - Contingent Warrants."

Item 13. Certain Relationships and Related Transactions

Contingent Warrants

         In February 2001, we received the consent from the holders of more than two-thirds of our issued and outstanding shares of Series C Preferred Stock to modify the use of proceeds provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, we may now use the proceeds from the sale of the preferred stock to make any investments in the ordinary course of our business, as from time-to-time determined by our Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, we were limited to use the proceeds for investments in early-stage Internet companies.

         In exchange for this consent we agreed to:

(i) issue to the holders of our Series C Preferred Stock as of July 18, 2002, warrants to purchase up to a maximum of 3,000,000 shares of our common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Preferred Stock (the "Target Price") is greater than the lesser of (a) $6.00 per share; or (b) the market price of our common stock at such time (but not less than $5.00 per share). The number of such warrants to be issued will be that number which, assuming all of the Series C Preferred Stock is converted and all warrants to purchase 416,667 shares of Common Stock issued in conjunction with the issuance of the Series C Preferred Stock and all Series C Contingent Warrants are exercised, is sufficient to reduce the average cost of the holders' investment in the Company to the Target Price; and

(ii) reduce to $1.00 per share the exercise price of the existing warrants held by the holders of our Series C Preferred Stock as of July 18, 2002.

         As a condition to receiving the new warrants and the reduction in the exercise price of the existing warrants, the holders of the Series C Preferred Stock will convert their shares of Preferred Stock into shares of our common stock.

Agreement with Former Officers

         On December 14, 2001, we entered into a Separation Agreement with Andrew P. Panzo, our former Chief Executive Officer (prior to our hiring of Dennis L. Pelino), in which we agreed with Mr. Panzo to terminate his April 19, 2001 employment agreement with us. In this agreement, we agreed to make severance payments to Mr. Panzo of $275,000 on or before January 2, 2002 and $300,000 on or before January 2, 2003. We also agreed to continue Mr. Panzo and his family on our medical plan for a period of one (1) year and to accelerate the vesting associated with the balance of his options to purchase 1,270,000 shares of our common stock. At the time he was already vested in 1,102,500 of his options. In connection with the agreement, Mr. Panzo resigned his position as an officer of the Company, yet remained on our Board of Directors.

         On June 22, 2001, we entered into an agreement with Lee Hansen, our former President, in which the parties agreed to terminate Mr. Hansen's September 15, 1999 employment agreement with us. In the agreement, we agreed to pay Mr. Hansen $85,000, to continue Mr. Hansen and his family on our medical plan for an additional six (6) months and to accelerate the vesting of options to purchase 135,000 shares of our common stock that otherwise would not have vested as a result of the termination of his employment with us. As a result, Mr. Hansen holds currently exercisable options to purchase 697,500 shares of our common stock at an exercise price of $1.00 per share.

Amendment and Restatement of Employment Arrangements with Executive Officers

         Effective as of February 22, 2002, we entered into an amended employment agreement with our Chief Executive Officer, Dennis L. Pelino. This agreement amended and restated our prior agreement with Mr. Pelino dated June 21, 2001. A description of the terms of our new agreement with Mr. Pelino can be found under Item 11, "Executive Compensation-Employment Agreements." Previously, on October 18, 2001, we amended the terms of the options granted to Mr. Pelino under his original employment agreement dated June 22, 2001. A description of the terms of Mr. Pelino's options can be found under Item 11, "Executive Compensation-Options Grants in Last Fiscal Year."

         Effective April 19, 2001, and again on December 27, 2001, we amended the terms of our employment agreement with Stephen M. Cohen, our Senior Vice President and General Counsel. The terms of our new agreement with Mr. Cohen are provided under Item 11, "Execution Compensation-Employment Agreements."

Consulting Arrangement with Principal Stockholder of Series C Preferred Stock

         During June 2001 we entered into an arrangement with Brown Simpson Partners I, Ltd. (the "Brown Simpson Fund") to provide advisory services for us from time to time. Under the arrangement, the Brown Simpson Fund provided ongoing advice regarding possible acquisition projects in which we may be involved. Brown Simpson Fund is the beneficial owner of 963,371 shares of our Series C Preferred Stock (25.7% of the Series C Preferred Stock outstanding as of March 15, 2002). We issued to Brown Simpson Fund an option to purchase 100,000 shares of our Common Stock at an exercise price of $.82 per share (the market value of our Common Stock on the date we entered our arrangement with the Brown Simpson Fund) which vested once we completed the Air Plus acquisition.

Loans to Officers and Directors

         Under the terms of our employment agreement with Mr. Cohen, we provided him with a loan in the principal amount of $100,000. The loan accrues interest at the rate of 8% per annum and is due on April 17, 2004, or such earlier date that Mr. Cohen shall have received aggregate proceeds of $5,000,000 from the sale of his options or the shares of common stock underlying his options. However, Mr. Cohen is not required to repay the loans if by April 17, 2004, the sum of the proceeds which he has received from the sale of his options or the shares of common stock underlying his options and the remaining equity in the options as of April 17, 2004 does not equal or exceed $5,000,000.

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

Consulting Agreement with Director

         In March 2001, we entered into a one-year consulting agreement with Mr. McCord, a director, whereby Mr. McCord would provide services to us related to our recently published change in business strategy and efforts to acquire operating businesses. As compensation for his services, we agreed to pay Mr. McCord a monthly fee of $8,750 and he received an option to purchase 50,000 shares of our common stock at an exercise price of $.70. During 2001, we paid $40,000 to Mr. McCord for consulting services. The arrangement between the Company and Mr. McCord lapsed during the third quarter of 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this Report:

         1.    Consolidated Financial Statements:
         Independent Auditors' Report..........................................................................F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................F-2
         Consolidated Statements of Operations for the Years Ended
              December 31, 2001, 2000 and 1999.................................................................F-3
         Consolidated Statements of Stockholders' Equity and Comprehensive Loss
               for the Years Ended December 31, 2001, 2000 and 1999............................................F-4
         Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2001, 2000 and 1999................................................................F-5
         Notes to Consolidated Financial Statements............................................................F-6

         2.     Consolidated Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts......................................................F-23

(b)      Reports on Form 8-K:

         We filed three reports on Form 8-K during the fiscal quarter ended December 31, 2001:

         (i) Form 8-K filed on October 19, 2001 disclosing under Item 2 the acquisition of Air Plus Limited on October 5, 2001.

         (ii) Form 8-K/A filed on December 19, 2001 including under Item 7 the pro forma financial statements required with respect to the Air Plus acquisition.

         (iii) From 8-K filed on December 27, 2001 disclosing under Item 5 the resignation of Andrew P. Panzo and the entering into of a Separation Agreement between the Company and Mr. Panzo.

(c)      Exhibit Listing:

         Exhibit
         Number       Document

        2.1 (1) Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as Shareholders' Agent)

        2.2 (1) First Amendment to Stock Purchase Agreement by and Among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as Shareholders' Agent)

        2.3 (2) Agreement and Plan of Merger among Stonepath Group, Inc. Net Value Acquisition, Inc. and Net Value, Inc.


        3.1 (3)       Amended and Restated Certificate of Incorporation

        3.2 (4)       Certificate of Amendment to the Certificate of
                      Incorporation

        3.3 (4)       Amended and Restated Bylaws

        4.1 (3)       Specimen Common Stock Certificate for Stonepath Group,
                      Inc.

        4.2 (6) Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock

        4.3 (6) Form of Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock

        4.4 (6) Form of Compensation Warrant to be issued in connection with the Series C Convertible Preferred Stock

        4.5 (8) Form of Letter Agreement with the holders of the Series C Preferred Stock (relating to the issuance of the Series C Contingent Warrants).

        4.6 (6) Registration Rights Agreement, dated as of March 3, 2000, by and among Net Value Holdings, Inc. and the holders of the Series C Convertible Preferred Stock

        4.7 (6) Series C Preferred Stock Agreement, dated as of March 3, 2000, among Net Value Holdings, Inc. and The Altar Rock Fund, L.P., Raptor Global Portfolio, Ltd., Brown Simpson Strategic Growth Fund, Ltd. and Brown Simpson Strategic Growth Fund, L.P.

        4.8 (6) Series C Preferred Stock Purchase Agreement, dated as of March 3, 2000, among Net Value Holdings, Inc. and the remaining holders of the series C Convertible Preferred Stock

        4.9(16) Certificate of Increase of Shares Designated as Series C Convertible Participating Preferred Stock.

        4.10(2) Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (the "Plan")

        4.11(9)       Form of Stock Option Agreement under the Plan

        4.12(9)       Form of Non-Plan Option to Purchase Common Stock of the
                      Company

        4.13(16) Amended and Restated Option Agreement between the Company and Dennis L. Pelino effective as of February 22, 2002 ("Pelino Options")

        4.14(9)       Amendment No. 1 to Pelino Options effective as of October
                      18, 2001

        4.15(9) Stock Option Agreement between the Company and Andrew P. Panzo dated April 19, 2001

        4.16(9)       Stock Option Agreement between Net Value, Inc. and Andrew
                      P. Panzo dated December 4, 1999

        4.17(13) Option to Purchase Common Stock of the Company granted to Andrew P. Panzo effective as of June 1, 1999

        4.18(9) Stock Option Agreement between the Company and Stephen M. Cohen dated April 19, 2001

        4.19(13) Option to Purchase Common Stock of Stonepath Group, Inc. granted to Lee Hansen effective as of June 22, 2001

        4.20(7) Amended and Restated Employment Agreement with Tom Aley dated April 17, 2000

        4.21(7)       Common Stock Purchase Warrant issued to Darr Aley on May
                      8, 2000

        4.22(7) Common Stock Purchase Warrant issued to Stephen George on May 8, 2000

        4.23(7) Common Stock Purchase Warrant issued to Barry Uphoff on May 8, 2000

        4.24(12) Incentive Stock Option Agreement between the Company and Bohn H. Crain dated January 10, 2002

        4.25(16) Option to Purchase Common Stock of the Company granted to Brown Simpson Partners I, Ltd. Effective as of June 30, 2001

        10.1(10) Employment Agreement between the Company and Dennis L. Pelino dated June 21, 2001

        10.2(16) Amended and Restated Employment Agreement between the Company and Dennis L. Pelino dated February 22, 2002

        10.3(7)       Employment Agreement between the Company and with Stephen
                      M. Cohen dated April 17, 2000

        10.4(13) Amended and Restated Employment Agreement between the Company and Stephen M. Cohen dated April 19, 2001

        10.5(16) Letter Agreement between the Company and Stephen M. Cohen dated December 27, 2001

        10.6(12) Employment Agreement between the Company and Bohn H. Crain dated January 10, 2002

        10.7(11) Separation Agreement between the Company and Andrew P. Panzo dated December 11, 2001

        10.8(13) Agreement between Stonepath Group, Inc. and Lee Hansen dated June 22, 2001

        10.9 (3) Promissory Note in the amount of $267,000 issued by Darr Aley in favor of Net Value Holdings, Inc., dated June 16, 1999

        10.10 (4)     Consulting Agreement with Rob McCord, dated March 6, 2001

        10.11(1) Executive Employment Agreement dated as of October 5, 2001 between M.G.R., Inc. and Gary Koch

        21.1 (16)     Subsidiaries of Stonepath Group, Inc.

        23.1(16)      Independent Auditors' Report and Consent
         ----------------------

         (1)      Incorporated by reference to the Company's Current Report on
                  Form 8-K dated October 5, 2001 filed October 19, 2001
         (2)      Incorporated by reference to Amendment No. 1 to the Company's
                  Registration Statement on Form S-4 (Reg. No. 333-45162) filed October 4, 2000
         (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-88629) filed October 8, 1999
         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001
         (5) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 333-88629) filed December 17, 1999
         (6)      Incorporated by reference to the Company's Current Report on
                  Form 8-K dated March 3, 2000 filed March 17, 2000
         (7)      Incorporated by reference to the Company's Annual Report on
                  Form 10-K for 1999 filed May 11, 2000
         (8) Incorporated by reference to Registrant's Current Report on Form 8-K dated February 8, 2001 filed February 22, 2001
         (9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed December 11, 2001
         (10) Incorporated by reference to the Company's Current Report on Form 8-K dated June 21, 2001 filed July 2, 2002
         (11) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2001 filed December 27, 2001
         (12) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 2002 filed January 25, 2002
         (13) Incorporated by reference to the Company's Form 10-Q for the second quarter ended June 30, 2001, filed August 13, 2001
         (14) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 2000 filed September 1, 2000
         (15) Incorporated by referenced to the Company's Current Report on Form 8-K dated March 2, 2001 filed March 16, 2001
         (16)     Filed Herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on March 29, 2002.

                                 STONEPATH GROUP, INC.

                             BY: /s/ Dennis L. Pelino
                                 ----------------------------------------------
                                 Dennis L. Pelino, (Chairman of the Board of
                                 Directors and Chief Executive Officer)

                             BY: /s/ Bohn H. Crain
                                 ---------------------------------------------
                                 Bohn H. Crain (Chief Financial Officer)

                             BY: /s/ Thomas L. Scully
                                 ---------------------------------------------
                                 Thomas L. Scully (Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

SIGNATURE                                                           TITLE                               DATE
/s/ Dennis L. Pelino                             Chairman of the Board of Directors and             March 29 2002
------------------------------------------       Chief Executive Officer
Dennis L. Pelino

/s/ J. Douglass Coates                           Director                                           March 29 2002
------------------------------------------
Douglass Coates

/s/ Frank Palma                                  Director                                           March 29 2002
------------------------------------------
Frank Palma

/s/ David R. Jones                               Director                                           March 29 2002
------------------------------------------
David R. Jones

/s/ Aloysius T. Lawn, IV                         Director                                           March 29 2002
------------------------------------------
Aloysius T. Lawn,  IV

/s/ Robert McCord                                Director                                           March 29 2002
------------------------------------------
Robert McCord

/s/ Andrew P. Panzo                              Director                                           March 29 2002
------------------------------------------
Andrew P. Panzo

                          Independent Auditors' Report

Board of Directors and Stockholders of
Stonepath Group, Inc.:


We have audited the accompanying consolidated balance sheets of Stonepath Group, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP

Philadelphia, Pennsylvania
March 20, 2002

                                                        STONEPATH GROUP, INC.
                                                     Consolidated Balance Sheets
                                                     December 31, 2001 and 2000
                                                 Assets                                               2001              2000
                                                                                                 -------------     -------------
Current assets:
   Cash and cash equivalents                                                                     $  15,227,830     $  29,099,651
   Accounts receivable, less allowance for doubtful accounts of $167,000                             7,303,426                --
   Loans receivable from related parties                                                                64,589            91,668
   Prepaid expenses                                                                                    618,873            91,125
   Net assets of discontinued operations                                                               415,845                --
                                                                                                 -------------     -------------
                         Total current assets                                                       23,630,563        29,297,444
Goodwill                                                                                            14,437,816                --
Furniture and equipment, net                                                                         1,737,603           228,676
Acquired intangibles, net                                                                              970,000                --
Other assets                                                                                           289,574           127,655
Net assets of discontinued operations                                                                       --        15,256,728
                                                                                                 -------------     -------------
                                                                                                 $  41,065,556     $  44,910,503
                                                                                                 =============     =============
                                  Liabilities and Stockholders Equity
Current liabilities:
   Accounts payable                                                                              $   5,353,656     $          --
   Accrued payroll and related expenses                                                              1,427,315           171,584
   Accrued expenses                                                                                  1,590,272         1,413,314
                                                                                                 -------------     -------------
                         Total liabilities                                                           8,371,243         1,584,898
                                                                                                 -------------     -------------
Stockholders equity:
   Preferred stock, $.001par value, 10,000,000 shares authorized;
     Series C, convertible, issued and outstanding: 3,750,479 shares and 3,657,070 shares
     at 2001 and 2000, respectively (liquidation preference: $45,005,748 at 2001)                        3,750             3,657
   Common stock, $.001 par value, 100,000,000 shares authorized; issued and
     outstanding: 20,903,110 shares and 20,419,534 shares at 2001 and 2000, respectively                20,903            20,419
   Additional paid-in capital                                                                      210,730,999       210,923,329
   Accumulated deficit                                                                            (177,849,701)     (156,841,388)
   Deferred compensation                                                                              (211,638)      (10,771,724)
   Accumulated other comprehensive loss                                                                     --            (8,688)
                                                                                                 -------------     -------------
                           Total stockholders equity                                                32,694,313        43,325,605
                                                                                                 -------------     -------------
                                                                                                 $  41,065,556     $  44,910,503
                                                                                                 =============     =============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 2001, 2000 and 1999

                                                                                2001                  2000                 1999
                                                                            ------------          ------------         ------------
Revenues                                                                    $ 15,597,889          $          -         $          -
Cost of purchased transportation                                               8,818,578
                                                                            ------------          ------------         ------------
Net revenues                                                                   6,779,311                     -                    -
Personnel costs                                                                6,379,090             4,262,646               84,185
Other selling, general
     and administrative costs                                                  4,689,331             3,157,204            2,677,002
                                                                            ------------          ------------         ------------
Loss from operations                                                          (4,289,110)           (7,419,850)          (2,761,187)
Other income (expense)
     Interest income                                                           1,285,657             2,080,140               60,526
     Interest expense                                                             (4,102)              (15,713)          (2,872,771)
     Other expense                                                                13,153                     -                    -
                                                                            ------------          ------------         ------------
Loss from continuing operations                                               (2,994,402)           (5,355,423)          (5,573,432)
Discontinued operations:
     Loss from discontinued operations                                       (14,729,193)          (30,815,850)         (24,760,327)
     Gain on disposal of discontinued operations                                 866,480                     -            6,502,663
                                                                            ------------          ------------         ------------
Net loss                                                                     (16,857,115)          (36,171,273)         (23,831,096)
Preferred stock dividends                                                      4,151,198            45,750,830            6,605,261
                                                                            ------------          ------------         ------------
Net loss to common stockholders                                             $(21,008,313)         $(81,922,103)        $(30,436,357)
                                                                            ============          ============         ============
Basic and diluted net loss per common share -
     Continuing operations                                                  $      (0.34)         $      (2.89)        $      (1.15)
     Discontinued operations                                                       (0.68)                (1.75)               (1.73)
                                                                            ------------          ------------         ------------
                                                                            $      (1.02)         $      (4.64)        $      (2.88)
                                                                            ============          ============         ============
Basic and diluted weighted average common shares outstanding                  20,510,345            17,657,913           10,557,953
                                                                            ============          ============         ============

       See accompanying notes to consolidated financial statements.

                                                       STONEPATH GROUP, INC.
                               Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                                            Years ended December 31, 2001, 2000 and 1999

                                                                              Preferred stock
                                                                           -------------------


                                                                            Shares      Amount
                                                                           ---------   -------
Balances at December 31, 1998                                              2,519,852   $ 2,520

Net loss                                                                          --        --
Issuance of warrants                                                              --        --
Issuance of common stock, net                                                     --        --
Common stock issued in connection with conversion of convertible
     debentures and interest                                                      --        --
Common stock issued in connection with conversion of notes payable
     and interest                                                                 --        --
Common and preferred stock issued in connection with
     Strategicus merger                                                      184,627       185
Common stock issued for consulting services                                       --        --
Contributed capital                                                               --        --
Beneficial conversion features on convertible notes and debentures                --        --
Series A preferred stock conversion                                       (2,704,479)   (2,705)
Preferred stock dividend                                                          --        --
Compensatory common stock and common stock options
      issued, net of cancellations                                                --        --
Amortization of deferred stock based compensation                                 --        --
                                                                           ---------   -------
Balances at December 31, 1999                                                     --        --

Net loss                                                                          --        --
Other comprehensive loss:
     Unrealized loss on available-for-sale securities                             --        --
Comprehensive loss
Issuance of warrants                                                              --        --
Issuance of common stock, net of cancellations                                    --        --
Issuance of preferred stock, Series C, net                                 4,166,667     4,167
Completion of in-process merger with Net Value, Inc.                              --        --
Contributed capital                                                               --        --
Series B preferred stock conversion                                               --        --
Series C preferred stock conversion                                         (779,793)     (779)
Preferred stock dividends                                                    270,196       269
Treasury stock                                                                    --        --
Compensatory common stock, options and warrants
      issued, net of cancellations                                                --        --
Amortization of deferred stock based compensation                                 --        --
                                                                           ---------   -------
Balances at December 31, 2000                                              3,657,070     3,657

Net loss                                                                          --        --

Other comprehensive loss:
     Unrealized gain on available-for-sale securities                             --        --
Comprehensive loss
Issuance of contingent warrants                                                   --        --
Exercise of warrants                                                              --        --
Series C preferred stock conversion                                         (205,660)     (206)
Preferred stock dividends                                                    299,069       299
Compensatory common stock, options and warrants
      issued, net of cancellations                                                --        --
Amortization of deferred stock based compensation                                 --        --
                                                                           ---------   -------
Balances at December 31, 2001                                              3,750,479   $ 3,750
                                                                           =========   =======

                                                         [RESTUBBED TABLE]

                                                                                   Common stock
                                                                   --------------------------------------------
                                                                      Net Value, Inc.     Stonepath Group, Inc.   Additional
                                                                   --------------------------------------------    paid-in
                                                                    Shares      Amount     Shares       Amount     capital
                                                                   ---------   -------    ---------    -------  ------------
Balances at December 31, 1998                                      1,037,338   $ 1,038    6,969,852    $ 6,970  $ 39,005,768

Net loss                                                                  --        --           --         --            --
Issuance of warrants                                                      --        --           --         --       454,000
Issuance of common stock, net                                             --        --       80,388         80       356,536
Common stock issued in connection with conversion of convertible
     debentures and interest                                              --        --    2,076,589      2,077     4,774,444
Common stock issued in connection with conversion of notes payable
     and interest                                                         --        --    1,732,066      1,732     3,462,402
Common and preferred stock issued in connection with
     Strategicus merger                                                   --        --      601,029        601     3,637,298
Common stock issued for consulting services                               --        --      676,374        676     2,965,698
Contributed capital                                                       --        --           --         --       659,087
Beneficial conversion features on convertible notes and debentures        --        --           --         --    11,165,145
Series A preferred stock conversion                                       --        --    1,622,687      1,623         1,082
Preferred stock dividend                                                  --        --           --         --     6,605,261
Compensatory common stock and common stock options
      issued, net of cancellations                                        --        --    1,763,822      1,764    30,859,415
Amortization of deferred stock based compensation                         --        --           --         --            --
                                                                   ---------    ------   ----------     ------   -----------
Balances at December 31, 1999                                      1,037,338     1,038   15,522,807     15,523   103,946,136

Net loss                                                                  --        --           --         --            --

Other comprehensive loss:
     Unrealized loss on available-for-sale securities                     --        --           --         --            --
Comprehensive loss
Issuance of warrants                                                      --        --           --         --     7,391,691
Issuance of common stock, net of cancellations                        60,250        60    1,494,822      1,495    10,478,493
Issuance of preferred stock, Series C, net                                                       --         --    40,878,920
Completion of in-process merger with Net Value, Inc.              (1,092,588)   (1,093)   1,754,132      1,754          (661)
Contributed capital                                                       --        --           --         --       853,319
Series B preferred stock conversion                                       --        --    1,180,180      1,180     4,304,734
Series C preferred stock conversion                                       --        --      779,793        779            --
Preferred stock dividends                                                 --        --           --         --    45,642,097
Treasury stock                                                        (5,000)       (5)    (312,200)      (312)   (1,203,044)
Compensatory common stock, options and warrants
      issued, net of cancellations                                        --        --           --         --    (1,368,356)
Amortization of deferred stock based compensation                         --        --           --         --            --
                                                                   ---------    ------   ----------     ------   -----------
Balances at December 31, 2000                                             --        --   20,419,534     20,419   210,923,329

Net loss                                                                  --        --           --         --            --
Other comprehensive loss:
     Unrealized gain on available-for-sale securities                     --        --           --         --            --
Comprehensive loss
Issuance of contingent warrants                                           --        --           --         --       562,370
Exercise of warrants                                                      --        --      200,000        200       199,800
Series C preferred stock conversion                                       --        --      205,660        206            --
Preferred stock dividends                                                 --        --           --         --     3,588,529
Compensatory common stock, options and warrants
      issued, net of cancellations                                        --        --       77,916         78    (4,543,029)
Amortization of deferred stock based compensation                         --        --           --         --            --
                                                                   ---------   -------   ----------     ------   -----------
Balances at December 31, 2001                                             --   $    --   20,903,110    $20,903  $210,730,999
                                                                   =========   =======   ==========    =======  ============


                                                         [RESTUBBED TABLE]

                                                                              Accumulated
                                                                                 other        Deferred                    Total
                                                              Accumulated    comprehensive  stock-based                Comprehensive
                                                                deficit          loss      compensation         Total      Loss
                                                            -------------    ------------  ------------   ------------ -------------
Balances at December 31, 1998                            $ (44,482,928)     $     --    $ (3,283,532)    $ (8,750,164)
Net loss                                                   (23,831,096)           --              --      (23,831,096) $(23,831,096)
                                                                                                                         ==========
Issuance of warrants                                                --            --              --          454,000
Issuance of common stock, net                                       --            --              --          356,616
Common stock issued in connection with conversion of
     convertible  debentures and interest                          --            --              --        4,776,521
Common stock issued in connection with conversion of
     notes payable and interest                                    --            --              --        3,464,134
Common and preferred stock issued in connection with
     Strategicus merger                                            --            --              --        3,638,084
Common stock issued for consulting services                        --            --              --        2,966,374
Contributed capital                                                --            --              --          659,087
Beneficial conversion features on convertible notes
     and debentures                                                --            --              --       11,165,145
Series A preferred stock conversion                                --            --              --               --
Preferred stock dividend                                   (6,605,261)           --              --               --
Compensatory common stock and common stock options
      issued, net of cancellations                                 --            --     (30,861,179)              --
Amortization of deferred stock based compensation                  --            --       6,802,539        6,802,539
                                                        -------------      --------    ------------      -----------
Balances at December 31, 1999                             (74,919,285)           --     (27,342,172)       1,701,240

Net loss                                                  (36,171,273)           --              --      (36,171,273)   (36,171,273)
Other comprehensive loss:
     Unrealized loss on available-for-sale securities              --        (8,688)             --           (8,688)        (8,688)
                                                                                                                         ----------
Comprehensive loss                                                                                                     $(36,179,961)
                                                                                                                         ==========
Issuance of warrants                                               --            --                        7,391,691
Issuance of common stock, net of cancellations                     --            --              --       10,480,048
Issuance of preferred stock, Series C, net                         --            --              --       40,883,087
Completion of in-process merger with Net Value, Inc.               --            --              --               --
Contributed capital                                                --            --              --          853,319
Series B preferred stock conversion                                --            --              --        4,305,914
Series C preferred stock conversion                                --            --              --               --
Preferred stock dividends                                 (45,750,830)           --              --         (108,464)
Treasury stock                                                     --            --              --       (1,203,361)
Compensatory common stock, options and warrants
      issued, net of cancellations                                 --            --       1,368,356               --
Amortization of deferred stock based compensation                  --            --      15,202,092       15,202,092
                                                        -------------      --------    ------------      -----------
Balances at December 31, 2000                            (156,841,388)       (8,688)    (10,771,724)      43,325,605

Net loss                                                  (16,857,115)           --              --      (16,857,115)  $(16,857,115)
Other comprehensive loss:
     Unrealized gain on available-for-sale securities              --         8,688              --            8,688          8,688
                                                                                                                        ------------
Comprehensive loss                                                                                                     $(16,848,427)
                                                                                                                       ============
Issuance of contingent warrants                              (562,370)           --              --               --
Exercise of warrants                                               --            --              --          200,000
Series C preferred stock conversion                                --            --              --               --
Preferred stock dividends                                  (3,588,828)           --              --               --
Compensatory common stock, options and warrants                                                                   --
      issued, net of cancellations                                 --            --       4,845,297          302,346
Amortization of deferred stock based compensation                  --            --       5,714,789        5,714,789
                                                        -------------      --------    ------------      -----------
Balances at December 31, 2001                           $(177,849,701)     $     --    $   (211,638)    $ 32,694,313
                                                        =============      ========    ============     ============

         See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                                                       2001             2000           1999
                                                                                   ------------     ------------    ------------
Cash flows from operating activities:
     Net loss                                                                      $(16,857,115)    $(36,171,273)   $(23,831,096)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                   232,379        1,620,855       2,061,609
        Stock-based compensation - continuing operations                              2,394,106        3,395,755          44,150
        Interest paid with stock                                                             --          216,511         395,348
        Discontinued operations - working capital changes and non-cash items         13,025,075       25,166,329       2,624,609
        Loss from sale of furniture and equipment                                       101,126               --              --
        Beneficial conversion features on convertible notes and debentures                   --               --      11,165,145
     Changes in assets and liabilities, net of effect of acquisition:
        Accounts receivable                                                           1,205,807               --              --
        Other assets                                                                   (133,499)         (96,347)       (137,433)
        Accounts payable and accrued expenses                                          (470,871)          87,696         653,781
                                                                                   ------------      -----------     -----------
                 Net cash used in operating activities                                 (502,992)      (5,780,474)     (7,023,887)
                                                                                   ------------      -----------     -----------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired                                  (18,011,262)              --              --
     Purchases of furniture and equipment                                              (280,670)        (232,488)        (74,977)
     Proceeds from sale of furniture and equipment                                       32,926               --              --
     Loans made                                                                              --         (350,000)     (1,164,000)
     Collections on loans                                                                    --               --         767,000
     Discontinued operations:
        Advances to affiliate companies                                                (552,000)      (2,004,841)        (50,000)
        Collections on advances to affiliate companies                                1,000,000          105,000              --
        Purchase of available for sale securities                                      (452,900)              --              --
        Proceeds from sale of available for sale securities                              57,910               --              --
        Acquisition of ownership interests in affiliate companies                      (200,000)     (13,820,000)     (2,500,000)
        Proceeds from sale of ownership interests in affiliate companies              6,285,953          100,000              --
        Proceeds from sale of assets                                                         --               --       2,000,000
                                                                                   ------------      -----------     -----------
                 Net cash used in investing activities                              (12,120,043)     (16,202,329)     (1,021,977)
                                                                                   ------------      -----------     -----------
Cash flows from financing activities:
     Net repayments on short-term debt                                               (1,448,786)         (28,281)       (228,000)
     Proceeds from long-term debt                                                            --               --       6,455,000
     Payment of long-term debt                                                               --          (79,034)        (35,675)
     Issuance of common stock                                                           200,000        1,099,602       1,032,910
     Issuance of preferred stock and warrants                                                --       48,274,760       4,448,872
     Purchase of treasury stock                                                              --       (1,203,361)             --
     Payment of preferred stock dividend, Series B                                           --         (108,464)             --
     Payment of financing fees                                                               --               --        (501,477)
                                                                                   ------------      -----------     -----------
                 Net cash provided by (used in) financing activities                 (1,248,786)      47,955,222      11,171,630
                                                                                   ------------      -----------     -----------
                 Net increase (decrease) in cash and cash equivalents               (13,871,821)      25,972,419       3,125,766
Cash and cash equivalents at beginning of year                                       29,099,651        3,127,232           1,466
                                                                                   ------------      -----------     -----------
Cash and cash equivalents at end of period                                         $ 15,227,830     $ 29,099,651    $  3,127,232
                                                                                   ============     ============    ============
Cash paid for interest                                                             $      4,102     $     29,153    $     76,974
                                                                                   ============     ============    ============
Cash paid for income taxes                                                         $         --     $      2,586    $         --
                                                                                   ============     ============    ============
Supplementary disclosure of non-cash investing and financing activities:
     Conversion of notes payable and long-term debt into common stock              $         --     $         --    $  8,240,655
                                                                                   ============     ============    ============


          See accompanying notes to consolidated financial statements.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



(1)    Nature of Operations and Basis of Presentation

       The principal business strategy of Stonepath Group, Inc. and subsidiaries (the "Company") is to build a global integrated logistics services organization by identifying, acquiring, and managing controlling interests in profitable logistics businesses.

       On October 5, 2001, the Company acquired all of the issued and outstanding common shares of M.G.R, Inc., d/b/a Air Plus Limited, Distribution Services, Inc. and Contract Air, Inc. (collectively referred to as "Air Plus") which provide a variety of logistics services throughout the United States, Canada and Puerto Rico (see Note 4). The acquisition has been of accounted for as a purchase and accordingly, the results of operations and cash flows of Air Plus are included in the accompanying consolidated financial statements prospectively from the date of acquisition.

       On March 6, 2002, the Company announced that it had agreed to acquire Global Transportation Services, Inc. ("Global"), a Seattle-based provider of international air and ocean logistics services, for $5,000,000 dollars in cash, plus contingent consideration of up to an additional $7,000,000 payable over five years based on Global's future financial performance. With the closing of the transaction, which is expected to occur within 60 days and is subject to customary closing conditions, the Company will establish its international platform for services between the Far East, the United States and Europe.

(2)    Summary of Significant Accounting Policies

         a)       Principles of Consolidation

                  The accompanying financial statements include the accounts of the Company, a Delaware corporation, and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         b)       Use of Estimates

                  The presentation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowance for doubtful accounts, the valuation allowance for deferred income taxes, the recoverability of goodwill and useful lives of acquired intangibles and furniture and equipment. Actual results could differ from those estimates.

         c)       Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities. The Company considers all highly liquid instruments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash deposits and investments are held with high quality financial institutions, corporations, and government and government agencies thereby reducing credit risk concentrations.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


         d)       Furniture and Equipment

                  Furniture and equipment are stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using four- to ten-year lives for furniture and office equipment, a three-year life for computer software, the shorter of the lease term or useful life for leasehold improvements and a three-year life for vehicles. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs, and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

         e)       Goodwill and Acquired Intangibles

                  The Company accounts for goodwill and acquired intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill arising from the acquisition of Air Plus is not amortized, but will be reviewed annually for impairment.

                  Acquired intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         f)       Income Taxes

                  Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         g)       Revenue Recognition

                  Revenues related to freight forwarding services are recognized at the time the freight is delivered. All other revenues, including storage, are recognized upon performance.

         h)       Major Customers

                  A single customer accounted for approximately 48% of accounts receivable and 53% of revenues as of and for the year ended December 31, 2001, respectively.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000




         i)       Stock-Based Compensation

                  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the grantee must pay to acquire the stock. The Company accounts for stock-based compensation issued to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

         j)       Loss Per Share

                  Basic net loss per common share and diluted net loss per common share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, convertible debt, stock warrants, and convertible preferred stock are excluded because their effect would be antidilutive. The total numbers of such shares excluded from diluted net loss per common share are 9,755,934, 12,197,618 and 9,276,476 at December 31, 2001, 2000
                  and 1999, respectively.

         k)       Segment Information

                  SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way public companies report operating segments in annual financial statements and interim reporting to shareholders. The Company has determined that it had one operating and reportable segment during 2001: providing a full range of domestic logistics and transportation services. The chief operating decision maker evaluates performance and makes decisions based on financial data consistent with the presentation in the accompanying financial statements.

         l)       New Accounting Pronouncements

                  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill; rather, goodwill is evaluated for impairment under SFAS No. 142.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000




                  The Company plans to adopt SFAS No. 144 effective January 1, 2002. The Company does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material effect on its consolidated financials statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provision of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption dated to newly initiated disposal activities.


(3)    Discontinued Operations

       From inception through the first quarter of 2001, the Company's principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. In October 1998, in the first stage of a two-step process the Company acquired a controlling interest in a developer and distributor of online promotional campaigns named Net Value, Inc. ("Net Value"). This acquisition was accounted for as a recapitalization of Net Value. In November 2000, the Company completed the merger with Net Value by issuing 1,754,140 shares of its common stock for the remaining minority interest in Net Value.

       On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company's former business of investing in early-stage technology companies, since these investments were incompatible with the Company's current strategy of building a global integrated logistics services organization. The Company intends to complete the plan within fiscal 2002. Therefore, for financial reporting purposes, the assets, liabilities, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The financial statements of prior periods have been reclassified to reflect this presentation.

       The amounts attributable to discontinued operations in the accompanying consolidated balance sheets are as follows:

                                                                    2001             2000
                                                                 ----------     -------------
                 Investments                                     $ 415,845      $ 15,130,651
                 Other assets                                       23,056           126,077
                 Accounts payable and accrued expenses             (23,056)            -
                                                                 ---------      ------------
                 Net assets of discontinued operations           $ 415,845      $ 15,256,728
                                                                 =========      ============

(4)    Acquisitions

       On October 5, 2001, the Company acquired all of the outstanding shares of Air Plus, a group of Minneapolis-based privately held companies. The results of Air Plus' operations have been included in the consolidated financial statements since that date. Air Plus provides a full range of logistics and transportation services throughout North America. As a result of the acquisition, the Company completed the first step in its plan to become a leading provider of logistics and transportation services.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


         The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. As consideration for the stock of Air Plus, the Company paid $17,500,000. In addition, contingent consideration in the amount of $17,000,000, which is payable in installments of $3,000,000 in 2003, $5,000,000 in 2004, $5,000,000 in
         2005 and $4,000,000 in 2006, will be paid if Air Plus achieves pre-tax income of $6,000,000 in each of the years preceding the year of payment. Such payments, if made, will be reflected as additional goodwill. In the event that there is a shortfall in pre-tax income in any year, such shortfall may be carried over to the succeeding year or carried back to the preceding year to the extent that the pre-tax income in those years exceeds the $6,000,000 level. Any remaining shortfall will reduce the contingent consideration on a dollar-for-dollar basis. The total purchase price, including acquisition expenses of $1,254,000 but excluding the contingent consideration described above, was $18,754,000. The Company has obtained an independent third-party appraisal of the fair value of the acquired intangible assets. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.



                                                                As of
                                                           October 5, 2001
                                                           ---------------
                                                            (in thousands)
                          Current Assets                       $ 9,651
                          Furniture and equipment                1,538
                          Other assets                             448
                          Intangible assets                      1,000
                          Goodwill                              14,438
                                                              --------
                            Total assets acquired               27,075
                                                              --------

                         Current liabilities                    8,321
                                                              --------
                            Total liabilities assumed           8,321
                                                              --------

                         Net assets acquired                  $18,754
                                                              ========

         The acquired intangible assets have a weighted average useful life of 13 years. The intangible assets that make up that amount include the customer base of $800,000 with a fifteen-year life and a covenant-not-to-compete of $200,000 with a three-year life. The $14,438,000 of goodwill was assigned to the Company's domestic business unit and is expected to be deductible for income tax purposes.

         The following unaudited pro forma information is presented as if the acquisition of Air Plus had occurred on January 1, 2000:

                                                                Years ended December 31,
                                                          ------------------------------------
                                                              2001                    2000
                                                          -----------             ------------
              Revenues                                    $ 56,821,000           $ 56,201,000
                                                          ============           ============
              Net revenues                                $ 24,160,000           $ 24,345,000
                                                          ============           ============
              Income from continuing operations           $  2,061,000           $  1,413,000
                                                          ============           ============
              Net loss                                    $(11,802,000)          $(29,403,000)
                                                          ============           ============
              Net loss to common stockholders             $(15,953,000)          $(75,154,000)
                                                          ============           ============
              Basic and diluted net loss per share        $      (0.78)          $      (4.26)
                                                          ============           ============

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(5)      Acquired Intangible Assets

         Information with respect to acquired intangible assets as of December 31, 2001 is as follows:

                                            Gross Carrying          Accumulated
                                                Amount              Amortization
                                           -------------------      ------------
         Amortizable intangible assets:
            Customer base                     $  800,000              $13,333
            Covenant-not-to-compete              200,000               16,667
                                              ----------              -------
         Total                                $1,000,000              $30,000
                                              ==========              =======

         Aggregate amortization expense:

                  For the year ended December 31, 2001        $ 30,000

                  Estimated aggregate amortization expense:

                        For the year ended December 31, 2002        $120,000
                        For the year ended December 31, 2003        $120,000
                        For the year ended December 31, 2004        $103,332
                        For the year ended December 31, 2005        $ 53,333
                        For the year ended December 31, 2006        $ 53,333

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



(6)      Furniture and Equipment

         Furniture and equipment consist of the following:

                                                                           December 31
                                                           ---------------------------------------------
                                                                  2001                     2000
                                                           -------------------      --------------------
              Furniture and office equipment                   $1,290,469                 $215,862
              Computer software                                   512,593                        -
              Leasehold improvements                               95,419                   45,000
              Vehicles                                             21,697                        -
                                                               ----------                 --------
                                                                1,920,178                  260,862
              Less accumulated depreciation                      (182,575)                 (32,186)
                                                               ----------                 --------
                                                               $1,737,603                 $228,676
                                                               ==========                 ========


(7)      Income Taxes

         The tax effects of temporary differences that give rise to the Company's deferred tax accounts are as follows:

                                                                                       Years ended December 31
                                                                                --------------------------------------
                                                                                      2001                 2000
                                                                                ------------------    ----------------
        Deferred tax assets:
              Accruals                                                            $     141,000        $     512,000
              Equity in losses of affiliate companies                                   578,000            3,113,000
              Amortization and depreciation                                              13,000            1,383,000
              Deferred compensation and warrants                                     11,540,000            8,084,000
                Federal and state net operating loss carryforwards                   13,732,000            6,100,000
                                                                                  -------------        -------------
         Total                                                                       26,004,000           19,192,000
         Less valuation allowance                                                   (26,004,000)         (19,192,000)
                                                                                  -------------        -------------
         Net deferred taxes                                                       $         --         $          --
                                                                                  =============        =============

         Due to the uncertainty surrounding the realization of the Company's tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The net change in total valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase of $6,812,000,
         $10,639,000 and $1,295,000, respectively. The tax benefit assumed using the federal statutory tax rate of 35% has been reduced to zero due principally to the aforementioned increases in the valuation allowance.

         As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $43,200,000. The federal net operating loss carryforwards expire beginning 2018 through 2021, and the state net operating loss carryforwards expire beginning in 2004. The use of certain net operating losses may be subject to annual limitations based on changes in the ownership of the Company's common stock, as defined by Section 382 of the Internal Revenue Code.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(8)      Commitments

         Employment Agreements

         At December 31, 2001, the Company had employment agreements with two of its officers for an aggregate annual base salary of $560,000 plus bonus and increases in accordance with the terms of the agreements. The contracts are for three-year terms.

         Leases

         The Company leases office and warehouse space under operating leases expiring at various times through 2006. Total rent expense related to continuing operations for the years ended December 31, 2001, 2000 and 1999 was $969,000, $72,000 and $18,000, respectively. Future minimum lease payments are as follows:

             Year ending
            December 31:          Third Party       Related Party         Total         Subrentals          Net
         --------------------    --------------    ----------------    ------------    -------------    ------------
                2002              $1,734,000        $  444,000        $2,178,000        $(152,000)       $2,026,000
                2003               1,092,000           349,000         1,441,000         (141,000)        1,300,000
                2004                 973,000           144,000         1,117,000         (141,000)          976,000
                2005                 831,000            72,000           903,000          (47,000)          856,000
                2006                 268,000           -                 268,000             -              268,000
             Thereafter              -                 -                   -                 -                -
                                  ----------        ----------        ----------        ---------        ----------

                Total             $4,898,000        $1,009,000        $5,907,000        $(481,000)       $5,426,000
                                  ==========        ==========        ==========        =========        ==========

         Employee Benefit Plan

         The Company sponsors a voluntary defined contribution savings plan covering all U.S. employees. Company contributions are discretionary. For the year ended December 31, 2001, total Company contributions amounted to $37,500. No contributions were made in the prior years.

(9)      Contingencies

         Purchase Agreements

         Assuming minimum pre-tax income levels are achieved by Air Plus, the Company will be required to make contingent consideration payments totaling $3,000,000 in 2003, $5,000,000 in 2004, $5,000,000 in 2005 and
         $4,000,000 in 2006.

         Legal Proceedings

         On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of our convertible promissory notes, filed suit against the Company in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to a covenant in the subscription agreement they executed, which required the Company to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20,000,000, plus attorneys' fees and costs. In response to a motion to dismiss filed by the Company, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. The Company believes it has meritorious defenses to the remaining claims and intends to defend the matters vigorously.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


         On October 12, 2000, Emergent Capital Investment Management, LLC filed suit against the Company and two of its officers in the United States District Court for the Southern District of New York contending that it was misled by statements made in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, the plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20,000,000 million and the Company actually raised $50,000,000. The plaintiff seeks a return of the $2,000,000 purchase price for its shares of Series C Preferred Stock and damages in the amount of $1.7 million. In June 2001, the Company moved for summary judgment in this case. After the summary judgment motion was filed, the plaintiff filed a second action against the Company and two of its officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, the plaintiff alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in Net Value, a wholly owned subsidiary of the Company. The plaintiff also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company filed a motion to dismiss this new action for failure to state a claim upon which relief can be granted. On October 2, 2001, the Court entered an order granting summary judgment to the defendants in the first case filed by the plaintiff and dismissing the plaintiff's second complaint for failure to state a claim upon which relief can be granted. The Court allowed the plaintiff 20 days to file a second amended complaint as to the second action only. On October 21, 2001, the plaintiff did file a second amended complaint in the second action. The second amended complaint does not raise any new factual allegations regarding the plaintiff's participation in the offering. The Company intends to file a motion to dismiss the second amended complaint. If the motion is not granted, the Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend this action. Management believes that this action will not have a material adverse effect on the Company's financial position or results of operations.

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

         (a)      Common Stock

         The Company is authorized to issue 100,000,000 shares of common stock, par value $.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared. Dividends are subject to the preferential rights of the holders of the Company's preferred stock. The Company has never declared dividends on its common stock.

         (b)      Preferred Stock

         The Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock, par value $.001 per share, that may be issued in one or more series and with such terms as may be determined by the Board of Directors.

         Series B Preferred Stock

         In September 1999, the Company issued 4,824 shares of Series B Preferred Stock (Series B Shares) for aggregate proceeds of $4,824,000. These Series B Shares were subsequently converted into 1,180,180 shares of common stock in February 2000 pursuant to the original terms of the issuance.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

         In connection with the issuance of the Series B Shares, The Company issued warrants to purchase 295,040 shares of common stock (Series B Warrants). These warrants were exercisable at prices ranging from 110% to 140% of the conversion price of the Series B Shares. The Company allocated $650,000 of the net proceeds received from this offering to the cost of the Series B Warrants based on an independent valuation. During 2000, the warrant holders exercised 210,944 Series B Warrants with cash proceeds to the Company of $1,077,792. The remaining 84,096 Series B Warrants expired on August 1, 2000.

         Series C Preferred Stock

         In March 2000, the Company sold 4,166,667 shares of its Convertible Series C Preferred Stock (Series C Shares) at $12 per share for net proceeds of $48,274,760 after payment of issuing costs of $1,305,240. The Series C Shares are convertible into one share of the Company's common stock at any time at the election of the shareholder. This conversion ratio is subject to adjustment under certain circumstances to protect the holders of the Series C Shares against future dilutive transactions. The Series C Shares bear a cumulative dividend of 8% per annum payable in kind on a quarterly basis, have a liquidation preference of $12 per share, and require the Company to reserve 200% of the aggregate number of common shares issuable upon conversion of the Series C Shares and warrants. The Series C Shares obligate the Company to redeem the issued and outstanding Series C Shares within 60 days of receiving written notice from holders of at least 80% of the then issued and outstanding Series C Shares upon: (i) any voluntary or involuntary bankruptcy or receivership, and (ii) any payment default continuing for at least 120 days where the amount in default is greater than $750,000.

         During 2001 and 2000, the Series C holders earned 299,069 and 270,197 shares from payment of dividends and converted 205,660 and 779,794 Series C Shares into an equivalent number of shares of common stock, resulting in 3,750,479 Series C Shares outstanding at December 31, 2001.

         The Company issued warrants to purchase an aggregate of 416,667 shares of common stock (Series C Warrants) in connection with the issuance of the Series C Shares. The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock. The Company allocated $7,391,671 of the net proceeds received from this offering to the Series C Warrants based on a Black-Scholes option-pricing model.

         In February 2001, the Company received the consent from the holders of more than two thirds of its then outstanding shares of Series C Shares to modify the use of proceeds provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, the Company may now use the proceeds from the sale of the Series C Shares to make any investments in the ordinary course of our business, as from time-to-time determined by the Company's Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, the Company was required to use the proceeds for investments in early-stage Internet companies.

         In exchange for this consent, and subject to the condition described below, the Company agreed that it would, as of July 18, 2002:

         (i) issue to the holders of the then-outstanding Series C Shares, warrants to purchase up to a maximum of 3,000,000 shares of the Company's common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Shares is greater than the lesser of (a) $6.00 per share; or
                  (b) the market price of the Company's common stock at such time (but not less than $5.00 per share). The number of such warrants issued is to be reduced by the number of outstanding warrants described below; and

         (ii) reduce to $1.00 per share the exercise price of the Series C Warrants held by the holders of the Company's then-outstanding Series C Preferred Shares.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

         As a condition to receiving the new warrants and the reduction in the exercise price of the Series C Warrants, the holders of the Series C Shares must convert their Series C Shares into shares of the Company's common stock on July 18, 2002.

         Preferred Stock Dividends

         The components of the preferred stock dividends are as follows:

                                                                 2001                 2000                 1999
                                                             -------------       ---------------     -----------------
         Series C Preferred Stock dividend payable in
         kind                                                  $3,588,828          $3,034,039             $       -

         Non-cash charge: issuance of contingent warrants         562,370                   -                     -

         Series B Preferred Stock cash dividend                         -             108,464                     -

         Non-cash charge: beneficial conversion feature                 -                   -
         on Series A Preferred Stock                                                                       5,955,261
         Non-cash charge:  beneficial conversion feature
         on Series B Preferred Stock                                    -                   -                650,000

         Non-cash charge: beneficial conversion feature                 -                                          -
         on Series C Preferred Stock                                               42,608,327
                                                               ----------         -----------             ----------
                                                               $4,151,198         $45,750,830             $6,605,261
                                                               ==========         ===========             ==========

         The Company paid the Series B Preferred Stock dividend in cash as the holders converted their Series B Shares into shares of the Company's common stock. The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation of the Company.

         At the time of issuance of the Series C Shares, the quoted market value of the Company's common stock was higher than the Series C Shares sales price of $12 per share. As the Series C Shares were immediately convertible into shares of the Company's common stock, the differential in price constituted a beneficial conversion feature as defined in the EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Accordingly, the Company recorded $42,608,327 as additional paid in capital for the discount deemed related to a preferential dividend for the beneficial conversion feature. In accordance with EITF No. 98-5, this discount was limited to the proceeds allocated to the Series C Shares and was recognized immediately as a preferred stock dividend as the Series C Shares are immediately convertible.

         During the year ended December 31, 1999, the Company recorded beneficial conversion features of $5,955,261, representing the excess of the fair value of the common stock issued over the fair value of the Series A Preferred Stock redeemed and $650,000, representing the fair value of the Series B Warrants issued.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000




         (c)      Deferred Stock-Based Compensation

         The Company records deferred compensation when it makes restricted stock awards or compensatory stock option grants to employees, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price and quoted market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of our common stock. In the case of options granted to consultants or advisory board members, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. The Company records deferred compensation as a reduction to stockholders' equity and an offsetting increase to additional paid-in capital. The Company then amortizes deferred compensation into stock-based compensation over the performance period, which typically coincides with the vesting period of the stock-based award of 3 to 4 years.

         The components of deferred compensation are as follows:

                                                                                       Consultants
                                                                                      and Advisory
                                                                     Employees             Board                Total
                                                                     ---------        -------------          -----------
        Balance at December 31, 1998                                 $ 3,283,532        $         --          $ 3,283,532
          Deferred compensation recorded                               9,428,084          21,433,095           30,861,179
          Amortization to stock-based compensation                    (5,549,616)         (1,252,923)          (6,802,539)
                                                                     -----------        ------------          -----------
        Balance at December 31, 1999                                   7,162,000          20,180,172           27,342,172
          Deferred compensation recorded                              20,325,684           4,195,356           24,521,040
          Cancellations and fair value adjustments                    (9,223,100)        (16,666,296)         (25,889,396)
          Amortization to stock-based compensation                    (7,584,654)         (7,617,438)         (15,202,092)
                                                                     -----------        ------------          -----------
        Balance at December 31, 2000                                  10,679,930              91,794           10,771,724
          Deferred compensation recorded                                   1,207              19,450               20,657
          Cancellations and fair value adjustments                    (4,756,331)           (109,623)          (4,865,954)
          Amortization to stock-based compensation                    (5,713,168)             (1,621)          (5,714,789)
                                                                     -----------        ------------          -----------
        Balance at December 31, 2001                                 $   211,638        $         --          $   211,638
                                                                     ===========        ============          ===========

         For the year ended December 31, 2000, the Company also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of its common stock, valued based on the closing stock market price of $28.375 on the date of issuance.

         In October 1999, the Company entered into a consulting agreement with an Advisory Board member. Under the terms of the consulting agreement, an affiliated company of the Advisory Board member was granted and exercised the right to purchase 676,374 shares of the Company's common stock at a discount to its then fair market value. The Company recorded consulting expense of $2,289,324 equal to the difference between the exercise price and the quoted market price of those shares on the date of grant.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



         Stock-based compensation is reflected in the accompanying consolidated financial statements as follows:

                                                                 Years ended December 31,
                                                     -------------------------------------------------
                                                         2001             2000               1999
                                                     -------------    --------------     -------------
        Personnel costs                                $2,394,106     $ 3,395,755          $   44,150
        Loss from discontinued operations               3,320,683      12,515,712           9,047,713
                                                       ----------     -----------          ----------
        Total                                          $5,714,789     $15,911,467          $9,091,863
                                                       ==========     ===========          ==========

(11)     Stock Options and Warrants

         (a)      Stock Options

         Under the stock option plan adopted by the Company's Board of Directors in June 2000, up to five million non-qualified and incentive stock options and stock awards may be granted to officers, directors, employees, consultants and independent contractors. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.

         As part of a merger with Net Value, the Company converted the outstanding options under the existing Net Value stock option plan into options to purchase the Company's common stock using a conversion ratio of 0.4 Company options for every one Net Value option. On an "as-converted" basis, Net Value had 490,900 options converted at the effective merger date in November 2000.

         The following summarizes the Company's stock option activity and related information:

                                                                                                           Weighted
                                                                                  Range of exercise         average
                                                                  Shares                prices          exercise price
                                                              ----------------    -------------------   ----------------
         Outstanding at December 31, 1998                                --                     --                --
         Granted                                                  8,650,876          $1.00 - 10.13            $ 1.14
         Cancelled                                               (4,373,628)                  1.00              1.00
                                                                -----------

         Outstanding at December 31, 1999                         4,277,248           1.00 - 10.13              1.28
         Granted                                                  3,223,000           0.50 - 19.69              7.08
         Net Value, Inc. options assumed                            490,900           1.00 - 17.50              8.84
         Cancelled                                               (3,440,318)          1.00 - 16.38              4.16
                                                                -----------

         Outstanding at December 31, 2000                         4,550,830           0.50 - 19.69              4.03
         Granted                                                  3,725,000           0.50 -  1.60              0.76
         Cancelled                                               (1,992,947)          0.50 - 19.69              5.99
                                                                -----------
         Outstanding at December 31, 2001                         6,282,883           0.50 - 17.50              1.47
                                                                ===========

         The following table summarizes information about options outstanding and exercisable as of December 31, 2001:

                                               Outstanding Options                          Exercisable Options
                                 -------------------------------------------------   -----------------------------------
               Range of                             Remaining         Weighted                             Weighted
           Exercise prices          Shares         Life (Years)    Average Price         Shares         Average Price
        -----------------------  --------------   ---------------  ---------------   ----------------  -----------------
            $ 0.50 - $ 1.97         5,776,083       8.7 years          $ 0.85           3,079,416          $  0.92
            $ 1.98 - $ 3.94           207,200       7.2 years            3.07             152,200             2.83
            $ 3.95 - $ 5.91            36,000       8.4 years            4.00              13,500             4.00
            $ 5.92 - $ 7.88            10,000       7.5 years            6.38               6,250             6.38
            $ 7.89 - $11.81            64,000       5.7 years           10.00              64,000            10.00
            $11.82 - $13.78            63,200       5.7 years           12.50              63,200            12.50
            $13.79 - $15.75            63,200       5.7 years           15.00              63,200            15.00
            $15.76 - $17.50            63,200       5.7 years           17.50              63,200            17.50
                                    ---------                                           ---------
                 Total              6,282,883       8.6 years            1.47           3,504,966             1.95
                                    =========                                           =========

         The Company accounts for options issued to employees in accordance with APB No. 25, under which no compensation cost has been recognized for awards granted at an exercise price equal to or greater than the quoted market value on the date of grant. Had compensation cost for the Company's employee stock option awards been determined consistent with SFAS No. 123, the Company's pro forma net loss to common shareholders for 2001, 2000 and 1999 would have been as follows:

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


        Year ended December 31:                    2001                2000                1999
                                            -------------------    -------------       -------------
         Net loss to common shareholders:
            As reported                         $21,008,313         $81,922,103         $30,436,357
            Pro forma                            25,335,461          80,855,188         $32,149,155

         Basic and diluted net loss per common share:
            As reported                            $1.02                $4.64              $2.89
            Pro forma                               1.24                 4.58              $3.05

         The weighted average fair value of employee options granted during 2001, 2000 and 1999 was $0.53, $6.58 and $5.17 per share, respectively.
         The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

        Assumption                                 2001           2000           1999
        ------------------------------------    -----------    -----------    -----------
        Dividend yield                          None           None           None
        Expected volatility                     106.7%         134.6%         87.00%
        Average risk free interest rate         3.99%          4.99%          6.30%
        Average expected lives                  4.3 years      5.0 years      5.0 years

         (b)      Warrants

         The Company had outstanding the following warrants to purchase its securities as of December 31, 2001:

                                                      Number of          Exercise price
                        Description of series      warrants issued         per share
                     ----------------------------  -----------------   -------------------
                            Common stock                3,473,051       $1.00 - $26.58
                                                   =================   =================

         These warrants were issued primarily in connection with former borrowing arrangements, the Series C Preferred Stock issuance, and consulting services received. Additionally, as part of a merger with Net Value., the Company assumed the existing Net Value warrants totaling 675,089 on an "as-converted" basis. The Company recorded interest expense on warrants issued in connection with borrowing arrangements equal to the warrants then fair value as determined by independent valuations. The Company allocated a portion of the net proceeds received from the Series C Preferred Stock issuance to the cost of the Series C Warrants as determined using the Black-Scholes valuation model. The Company recorded stock-based compensation of $2,799,028 on warrants' issued to consultants equal to the warrants' then fair value as determined using the Black-Scholes valuation model.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(12)     Fair Value of Financial Instruments

         At December 31, 2001 and 2000, the carrying values of cash and cash equivalents, accounts receivable, loans receivable, accounts payable and accrued expenses approximated their fair values as they are short term and are generally receivable or payable on demand.

(13)     Related Party Transactions

         Included in operating leases are two buildings leased from the former principal shareholder of Air Plus. Rent under these leases was determined by a survey of comparable building rents and totaled $110,000 for the period from October 5, 2001 to December 31, 2001.

         At December 31, 2001, an officer was indebted to the Company for a loan with an aggregate unamortized balance of $64,589. This loan is generally forgivable over a 3-year term and for accounting purposes is amortized evenly to expense over the term.

         In March 2000, an officer contributed shares of an affiliated company to the Company. The Company recorded the shares as contributed capital equal to their estimated fair value of $853,319.

         In October 1999, a former officer and director agreed to sell his shares of an affiliated company to the Company at a price which was less than the estimated fair value of the stock on the date of the transaction. Accordingly, the Company recorded contributed capital of $659,087 for the difference.

         In October 1999, the Company entered into a consulting agreement with an Advisory Board member. Under the terms of the consulting agreement, an affiliated company of the Advisory Board member was granted and exercised the right to purchase 676,374 shares of the Company's common stock at a discount to its then fair market value. The Company recorded consulting expense of $2,289,324 equal to the difference between the exercise price and the quoted market price of those shares on the date of grant.

                              Stonepath Group, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(14)   Quarterly Information (Unaudited)

         The following is a summary of certain unaudited quarterly information for fiscal 2001 and 2000:

                                                                      Quarter ended
                                            ------------------------------------------------------------------
                      2001                    March 31         June 30        September 30      December 31
        ----------------------------------  --------------   -------------   ---------------   ---------------
        Revenues                            $         --     $        --       $        --       $15,597,889
        Cost of purchased transportation              --              --                --         8,818,578
                                            ------------     -----------       -----------       -----------
        Net revenues                        $         --     $        --       $        --       $ 6,779,311
                                            ============     ===========       ===========       ===========
        Income (loss) from continuing       $ (1,241,281)    $(2,036,713)      $  (677,031)      $   960,623
          operations
        Loss from discontinued operations     (7,483,862)       (245,513)       (1,845,232)       (5,154,586)
        Gain on disposal of
          discontinued operations                     --              --                --           866,480
                                            ------------     -----------       -----------       -----------
        Net loss                              (8,725,143)     (2,282,226)       (2,522,263)       (3,327,483)
        Preferred stock dividends             (1,428,038)       (891,804)         (918,660)         (912,696)
                                            ------------     -----------       -----------       -----------
        Net loss to common shareholders     $(10,153,181)    $(3,174,030)      $(3,440,923)      $(4,240,179)
                                            ============     ===========       ===========       ===========
        Loss per share - basic and diluted:
          Continuing operations (1)         $      (0.13)    $     (0.14)      $     (0.08)      $         -
          Discontinued operations                  (0.37)          (0.01)            (0.09)            (0.21)
                                            ------------     -----------       -----------       -----------
          Net loss to common shareholders   $      (0.50)    $     (0.15)      $     (0.17)      $    (0.21)
                                            ============     ===========       ===========       ===========


                                                                     Quarter ended
                                            ------------------------------------------------------------------
                      2000                    March 31         June 30        September 30      December 31
        ----------------------------------  --------------   -------------   ---------------   ---------------
        Revenue                             $         --    $         --       $        --       $        --
                                            ============    ============       ===========       ===========
        Income (loss) from continuing       $ (1,658,273)   $   (931,550)      $(1,718,494)      $(1,047,106)
          operations
        Loss from discontinued operations     (6,500,062)    (12,040,281)       (4,985,818)       (7,289,689)
                                            ------------    ------------       -----------       -----------
        Net loss                              (8,158,335)    (12,971,831)       (6,704,312)       (8,336,795)
        Preferred stock dividends            (43,052,686)       (959,939)       (1,026,905)         (711,300)
                                            ------------    ------------       -----------       -----------
        Net loss to common shareholders     $(51,211,021)   $(13,931,770)      $(7,731,217)      $(9,048,095)
                                            ============    ============       ===========       ===========
        Loss per share - basic and diluted:
          Continuing operations(1)          $      (2.63)   $      (0.11)      $     (0.15)      $     (0.08)
          Discontinued operations                  (0.38)          (0.68)            (0.28)            (0.38)
                                            ------------    ------------       -----------       -----------
          Net loss to common shareholders   $      (3.01)   $      (0.79)      $     (0.43)      $     (0.46)
                                            ============    ============       ===========       ===========

--------------------
(1) Includes effect of preferred stock dividends


         The amounts above reflect the Company's former business of investing in early-stage technology companies as discontinued operations.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                             STONEPATH GROUP, INC.


                                                          Column C - Additions
                                                        ------------------------
                                                                        (2)
                                       Column B -          (1)        Charged
                                       Balance at       Charged to    to other      Column D       Column E -
        Column A -                    beginning of      costs and     accounts -   Deductions-     Balance at
        Description                      period          expenses     describe      describe      end of period
        -----------                   ------------      ----------    ----------   -----------    -------------
Allowance for doubtful accounts:

  Year ended December 31, 2001           $    --         $ 167,000      $   --       $   --        $ 167,000
                                         =======         =========      ======       ======        =========

  Year ended December 31, 2000           $    --         $      --      $   --       $   --        $      --
                                         =======         =========      ======       ======        =========

  Year ended December 31, 1999           $    --         $      --      $   --       $   --        $      --
                                         =======         =========      ======       ======        =========


