Form 10-Q
period 2002-03-31
STONEPATH GROUP INC
filed 2002-05-15
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ____________________.


                         Commission file number 0-29413


                              STONEPATH GROUP, INC.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                 65-0867684
-----------------------------------   ---------------------------------------
   (State or Jurisdiction of              (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                        Two Penn Center Plaza, Suite 605
                             Philadelphia, PA 19102
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (215) 564-9193
                                                           --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 20,261,443 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at April 30, 2002.

                              STONEPATH GROUP, INC.


                                      INDEX

                                                                                    Page
                                                                                    ----

Part I.  Financial Information

         Item 1.  Financial Statements - Unaudited
                  Consolidated Balance Sheets at March 31, 2002
                  and December 31, 2001 ...............................................1

                  Consolidated Statements of Operations
                  Three months ended March 31, 2002 and 2001 ..........................2

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2002 and 2001 ..........................3

                  Notes to Consolidated Financial Statements ..........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........15


Part II. Other Information

         Item 1.  Legal Proceedings ..................................................15

         Item 2.  Changes in Securities and Use of Proceeds ..........................16

         Item 3.  Defaults Upon Senior Securities ....................................16

         Item 4.  Submission of Matters to a Vote of Security Holders ................16

         Item 5.  Other Information ..................................................16

         Item 6.  Exhibits and Reports on Form 8-K ...................................16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                     Assets                      March 31, 2002     December 31, 2001
                                                                 --------------     -----------------
Current assets:
  Cash and cash equivalents                                       $ 12,546,561        $ 15,227,830
  Accounts receivable, net                                           5,429,126           7,303,426
  Loans receivable from related parties                                 58,340              64,589
  Prepaid expenses                                                     730,126             618,873
  Net assets of discontinued operations                                415,845             415,845
                                                                  ------------        ------------

                  Total current assets                              19,179,999          23,630,563

Goodwill                                                            14,437,816          14,437,816
Furniture and equipment, net                                         1,701,366           1,737,603
Acquired intangibles, net                                              940,000             970,000
Other assets                                                           318,250             289,574
                                                                  ------------        ------------

                                                                  $ 36,577,431        $ 41,065,556
                                                                  ============        ============


                        Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $  2,950,276        $  5,353,656
  Accrued payroll and related expenses                                 534,595           1,427,315
  Accrued expenses                                                   1,314,595           1,590,272
                                                                  ------------        ------------
                  Total liabilities                                  4,799,466           8,371,243
                                                                  ------------        ------------

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
    Series C, convertible, issued and outstanding:
      3,824,460 shares in 2002 and 3,750,479 shares in 2001
      (Liquidation preference: $45,893,520 at 2002)                      3,824               3,750
   Common stock, $.001 par value, 100,000,000 shares authorized;
       issued and outstanding 20,903,110 shares                         20,903              20,903
   Additional paid-in capital                                      211,642,827         210,730,999
   Accumulated deficit                                            (179,701,759)       (177,849,701)
  Deferred compensation                                               (187,830)           (211,638)
                                                                  ------------        ------------
                  Total stockholders' equity                        31,777,965          32,694,313
                                                                  ------------        ------------
                                                                  $ 36,577,431        $ 41,065,556
                                                                  ============        ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                Three months ended March 31,
                                                                  2002              2001
                                                               -----------       -----------
Revenue                                                        $13,065,560      $         --
Cost of purchased transportation                                 7,641,536                --
                                                               -----------      ------------
Net revenues                                                     5,424,024                --

Personnel costs                                                  3,002,225         1,185,837
Other selling, general and administrative costs                  3,441,542           499,531
                                                               -----------      ------------
Loss from continuing operations                                 (1,019,744)       (1,685,368)
Interest income                                                     55,457           444,087
                                                               -----------      ------------
Loss from continuing operations                                   (964,287)       (1,241,281)

Loss from discontinued operations                                       --        (7,483,862)
                                                               -----------      ------------
                 Net loss                                         (964,287)       (8,725,143)

Preferred stock dividends                                         (887,772)       (1,428,038)
                                                               -----------      ------------

Net loss to common stockholders                                $(1,852,059)     $(10,153,181)
                                                               ===========      ============
Loss per share - basic and diluted:
   Continuing operations(1)                                    $     (0.09)     $      (0.13)
   Discontinued operations                                              --             (0.37)
                                                               -----------      ------------
   Net loss to common stockholders                             $     (0.09)     $      (0.50)
                                                               ===========      ============

Basic and diluted weighted average common shares outstanding:   20,903,110        20,433,783
                                                               ===========      ============

(1) Includes effect of preferred stock dividends


          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              Three months ended March 31,
                                                                             -----------------------------
                                                                                2002              2001
                                                                               ------            ------
Cash flows from operating activities:
     Net loss                                                                $  (964,287)     $(8,725,143)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
      Depreciation and amortization                                               80,680           39,975
      Stock-based compensation - continuing operations                            47,938          864,067
      Discontinued operations - working capital changes and non-cash items            --        7,050,774
      Loss on disposal of furniture and equipment                                  3,362               --
     Changes in assets and liabilities:
        Accounts receivable                                                    1,874,300               --
        Other assets                                                            (140,062)          45,251
        Accounts payable and accrued expenses                                 (3,571,777)        (333,410)
                                                                             -----------      -----------
                 Net cash used in operating activities                        (2,569,846)      (1,058,486)
                                                                             -----------      -----------

Cash flows from investing activities:
   Purchases of furniture and equipment                                         (111,423)              --
     Proceeds from sale of furniture and equipment                                    --           28,876
   Discontinued operations:
     Advances to Affiliate Companies                                                  --         (522,000)
     Purchase of available for sale securities                                        --         (452,900)
     Collections on advances to Affiliate Companies                                   --        1,000,000
     Acquisition of ownership interests in Affiliate Companies                        --         (200,000)
     Proceeds from sale of ownership interests in Affiliate Companies                 --        5,979,199
                                                                             -----------      -----------
                 Net cash (used in) provided by investing activities            (111,423)       5,833,175
                                                                             -----------      -----------
Cash flows from financing activities:                                                 --               --
                                                                             -----------      -----------
                 Net cash provided by financing activities                            --               --
                                                                             -----------      -----------
                 Net (decrease) increase in cash and cash equivalents         (2,681,269)       4,774,689

Cash and cash equivalents at beginning of year                                15,227,830       29,099,651
                                                                             -----------      -----------
Cash and cash equivalents at end of period                                   $12,546,561      $33,874,340
                                                                             ===========      ===========

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002


(1)    Nature of Operations and Basis of Presentation

         Stonepath Group, Inc. and its subsidiaries (the "Company") is a non-asset based provider of third party logistics services, offering a full range of time-definite transportation and distribution solutions. The Company's strategic objective is to build a leading global logistics services organization that integrates its established operating businesses and innovative technologies.

         On October 5, 2001, the Company acquired all of the issued and outstanding common shares of M.G.R, Inc., d/b/a Air Plus Limited, Distribution Services, Inc. and Contract Air, Inc. (collectively referred to as "Air Plus") which provide a variety of logistics services throughout the United States, Canada and Puerto Rico. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Air Plus are included in the accompanying consolidated financial statements prospectively from the date of acquisition.

         On April 4, 2002, the Company acquired all of the issued and outstanding common shares of Global Transportation Services, Inc. ("Global"), a Seattle-based provider of international air and ocean logistics services, for $5,000,000 in cash, plus contingent consideration of up to an additional $7,000,000 payable over five years based on Global's future financial performance. With the closing of the transaction, the Company established its international platform for services between the Far East, the United States and Europe. The Global transaction is not reflected in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.


(2)    Discontinued Operations

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002



(3)    Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

         The following table reconciles net loss and net loss per share as reflected in the accompanying consolidated financial statements to the amounts that would have been reported had Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, been adopted as of January 1, 2001. Such adjustments relate only to discontinued operations.

                                                                                       For the Three Months Ended March 31,
                                                                                       ------------------------------------
                                                                                        2002                          2001
                                                                                       ------                        ------
Reported net loss to common stockholders                                           $ (1,852,059)                 $ (10,153,181)
Add back: Amortization of goodwill related to equity
method investments                                                                           --                        983,160
                                                                                   ------------                  -------------
Adjusted net loss to common stockholders                                           $ (1,852,059)                 $  (9,170,021)
                                                                                   ============                  =============
Basic and diluted earnings per share:
   Reported net loss to common stockholders                                        $      (0.09)                 $       (0.50)
   Goodwill amortization                                                                     --                           0.05
                                                                                   ------------                  -------------
   Adjusted net loss to common stockholders                                        $      (0.09)                 $       (0.45)
                                                                                   ============                  =============

(4)    Commitments and Contingencies

         On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against the Company in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to a covenant in the subscription agreement they executed which required the Company to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the SEC subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20,000,000, plus attorneys' fees and costs. In response to a motion to dismiss filed by the Company, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. The Company believes it has meritorious defenses to the remaining claims and intends to defend the matters vigorously.

         On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent Capital Investment Management's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend this action.

         The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

         On February 28, 2002, the Company modified the existing employment and option agreements with its Chairman and CEO. The amended option agreement provides for accelerated vesting of the options originally granted to the CEO on June 21, 2001, on the occurrence of certain triggering events, such as the death, disability or termination of employment of the CEO. Should any of those triggering events occur prior to June 21, 2005, the Company may be required to reflect in its statement of operations a non-cash compensation charge. Based on the price of the Company's common stock on the date of modification, the maximum amount of the potential charge is approximately $870,000.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002

(5)    Preferred Stock

       Series C Preferred Stock

         In March 2000, the Company sold 4,166,667 shares of its Convertible Series C Preferred Stock ("Series C Shares") at $12 per share for net proceeds of $48,274,760 after payment of issuing costs of $1,305,240. The Series C Shares are convertible into one share of the Company's common stock at any time at the election of the shareholder. This conversion ratio is subject to adjustment under certain circumstances to protect the holders of the Series C Shares against future dilutive transactions. The Series C Shares bear a cumulative dividend of 8% per annum payable in kind at a deemed value of $12 per share on a quarterly basis, have a liquidation preference of $12 per share, and require the Company to reserve 200% of the aggregate number of common shares issuable upon conversion of the Series C Shares and warrants. The Series C Shares obligate the Company to redeem the issued and outstanding Series C Shares within 60 days of receiving written notice from holders of at least 80% of the then issued and outstanding Series C Shares upon: (i) any voluntary or involuntary bankruptcy or receivership, and (ii) any payment default continuing for at least 120 days where the amount in default is greater than $750,000.

         During the three month periods ended March 31, 2001 and 2002, the Series C holders earned 72,139 and 73,981 shares from payment of dividends. At March 31, 2002 there were 3,824,460 Series C Shares outstanding.

         The Company issued warrants to purchase an aggregate of 416,667 shares of common stock (Series C Warrants) in connection with the issuance of the Series C Shares. The Series C Warrants are exercisable until March 2, 2003 at an exercise price of $26.58 per share of common stock. The Company allocated $7,391,673 of the net proceeds received from this offering to the cost of the Series C Warrants based on a Black-Scholes option-pricing model.

         In February 2001, the Company received the consent from the holders of more than two thirds of its then outstanding shares of Series C Shares to modify the use of proceeds provisions as originally defined within the Series C Preferred Stock Purchase Agreement. As amended, the Company may now use the proceeds from the sale of the Series C Shares to make any investments in the ordinary course of our business, as from time-to-time determined by the Company's Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, the Company was limited to use the proceeds to investments in early-stage Internet companies.

         In exchange for this consent, and subject to the condition described below, the Company agreed that it would, as of July 18, 2002:

                 (i) issue to the holders of the then outstanding Series C Shares, warrants to purchase up to a maximum of 3.0 million shares of the Company's common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Shares is greater than a target price (the "Target Price") equal to the lesser of
                       (a) $6.00 per share; or (b) the market price of the Company's common stock at such time (but not less than $5.00 per share). The number of such warrants to be issued will be that number which, assuming all of the Series C Preferred Stock is converted and all warrants to purchase 416,667 shares of Common Stock issued in conjunction with the issuance of the Series C Preferred Stock and all Series C Contingent Warrants are exercised, is sufficient to reduce the average cost of the holders' investment in the Company to the Target Price; and

                (ii) reduce to $1.00 per share the exercise price of the existing Series C Warrants to purchase 416,667 shares of the Company's common stock held by the holders of the Company's Series C Preferred Shares as of July 18, 2002.

         As a condition to receiving the new warrants and the reduction in the exercise price of the existing Series C Warrants, the holders of the Series C Shares will be required to convert their Series C Shares into shares of the Company's common stock on July 18, 2002.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002


(5)    Preferred Stock (continued)

       Preferred Stock Dividends

       The components of preferred stock dividends are as follows:



                                                Three months ended March 31,
                                                ----------------------------
                                                   2002             2001
                                                ----------      -----------

          Series C Preferred Stock dividend
            payable in kind                     $  887,772      $   865,668
          Issuance of contingent warrants               --          562,370
                                                ----------      -----------
                                                $  887,772      $ 1,428,038
                                                ==========      ===========


       The Series C Preferred Stock dividend is payable in additional Series C Shares on a quarterly basis and therefore does not represent a cash obligation of the Company.


(6)    Deferred Compensation

       The components of deferred compensation are as follows:


           Balance at beginning of year                      $211,638
             Additions to deferred compensation                24,130
             Amortization to stock-based compensation         (47,938)
                                                             --------
           Balance at March 31, 2002                         $187,830
                                                             ========


          Stock-based compensation is reflected in the accompanying consolidated financial statements as follows:

                                             Three months ended March 31
                                            ----------------------------
                                                2002             2001
                                            -----------      -----------

         Personnel costs                     $  47,938       $   864,067
         Loss from discontinued operations          --           370,993
                                             ---------       -----------
         Total                               $  47,938       $ 1,235,060
                                             =========       ===========

(7)    Loss per Share

          Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total number of such shares excluded from the diluted net loss per common share calculation are 13,892,061 and 14,154,172 at March 31, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002



(8)    Subsequent Events

         On April 9, 2002, we agreed to acquire United American Freight Services, Inc. ("United American"), a Detroit-based privately held provider of expedited transportation services. The United American transaction, once completed, will provide us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16,100,000, consisting of $5,100,000 in cash at the closing and a four-year earn-out arrangement based upon the future financial performance of United American. The transaction is expected to close by no later than June 2002, and is subject to customary closing conditions, including the completion of audited financial statements for United American. At closing, the Company expects to pay for the acquisition using its currently existing funds.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will" "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our limited operating history within the logistics industry, (ii) our historic losses and our ability to achieve operating profitability within the logistics industry; (iii) our ability to identify, acquire, integrate and profitably manage additional businesses; (iv) our ability to obtain the additional capital necessary, either through operations or from financings, to implement our acquisition strategy and satisfy our acquisition obligations;(v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize common stock to facilitate our acquisition strategy; (vi) the uncertain effect on the future trading price of our common stock associated with the dilution possible upon the conversion or exercise of outstanding convertible securities, including the outstanding shares of our Series C preferred stock which are likely to be converted during the third quarter of 2002;(vii) our dependence on certain large customers; (viii) our dependence on certain key personnel;(ix) an unexpected adverse result in any legal proceeding; (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting our operations,
(xiii) general economic conditions, and (xiv) other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements. We have assumed, for the purpose of our forward-looking statements, that each of our operating companies will achieve, on a stand alone basis, that level of net income necessary to fully achieve the earn-outs under their respective acquisition agreements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Certain of the statements made in this quarterly report which refer to United American Freight Services, Inc. ("United American") or the expected financial performance of the Company after it acquires United American assume that the transaction will close in accordance with our expectations and also rely upon unaudited internal financial information provided to the Company by United American. There can be no assurance that upon subsequent audit, adjustments may not be required. These adjustments could materially affect the financial information assumed with respect to the future operations of United American. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. We manage and arrange the domestic and international movement of raw materials, supplies, components and finished goods for our customers as their outsourced logistics solution. These services are offered through our domestic and international air and ground freight forwarding business. In addition to our time-definite transportation services, we also provide a broad range of value added supply chain management services including customs brokerage, warehousing, order fulfillment and inventory management. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 15 major metropolitan areas in North America and Puerto Rico and an extensive network of over 200 independent carriers. Through our international platform, we manage our customers' supply chains throughout the world through the headquarters of our Global Transportation Services, Inc. ("Global"), in Seattle, logistics centers in Los Angeles, Chicago and Minneapolis, and through an array of international agent partners.

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

         Our acquisition strategy relies upon two primary factors. First, our ability to identify and acquire target businesses that fit within our general acquisition criteria. Second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate organic organizational growth. The business risks associated with these factors are mentioned above under our "Cautionary Statement for Forward-Looking Statements" and discussed at Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001, under the heading "Risks Particular to our Business."

         On October 5, 2001, we acquired Air Plus Limited ("Air Plus"), a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The Air Plus acquisition established our domestic logistics platform. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement based on the future financial performance of Air Plus. Since this acquisition was accounted for using the purchase method of accounting for business combinations, our financial statements for the year ended December 31, 2001 included the results of operations of Air Plus for the period from October 5, 2001 through December 31, 2001.

         On April 4, 2002, we acquired Global, a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The Global acquisition established our international logistics platform. The total value of the transaction was $12.0 million, consisting of cash of $5.0 million paid at closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. Since this acquisition was accounted for using the purchase method of accounting for business combinations, the results of operations of Global will be included in our consolidated financial statements commencing in the second quarter of 2002.

         On April 9, 2002 we agreed to acquire United American Freight Services, Inc. ("United American"), a Detroit-based privately held provider of expedited transportation services. The United American transaction, once completed, will provide us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of $5.1 million in cash at closing and a four year earn-out arrangement based upon the future financial performance of United American. The transaction is expected to close by no later than June 2002, and is subject to customary closing conditions, including the completion of audited financial statements for United American as of and for the year ended December 31, 2001.

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

         Our gross revenue, as it relates to our freight forwarding services, includes the rate charged to our customers for the movement of their freight. Our net revenue is the differential between the rate charged to our customers and our direct cost of transportation. With respect to freight forwarding services, gross revenues and applicable costs are recognized upon delivery.

         We also provide a range of other services, such as customs brokerage, warehousing services, customized distribution and inventory management services, fulfillment services and other specific supply chain solutions. Our gross revenue in these situations is recognized upon performance.

         Our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenues are largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenues are often out of our control. Factors such as shifting consumer demand for retail goods and/or manufacturing production delays, could unexpectedly effect the timing of our revenues. As we increase the scale of our operations, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Discontinued Operations

         Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Largely as a result of the significant correction in the global stock markets which began during 2000, and the corresponding decrease in the valuation of technology businesses and contraction in the availability of venture financing during 2001, we elected to shift our business strategy to focus on the acquisition of operating businesses within a particular industry segment. Following a wind down of the technology business during the second quarter of 2001, we focused our acquisition efforts specifically within the transportation and logistics industry.

This decision occurred in conjunction with our June 21, 2001 appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Mr. Pelino brings to us over 25 years of logistics experience, including most recently, as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

Results of Operations

         Basis of Presentation

         Our results of operations discussed hereafter are presented in a manner that is intended to provide meaningful data with respect to our ongoing operations. Accordingly, no prior period analysis has been presented for the historical quarter ended March 31, 2001, as it would provide no meaningful data with respect to ongoing operations. We have provided our prior period analysis using pro forma results of operations, presented as if we had discontinued our former business model and acquired Air Plus as of January 1, 2001. The pro forma results reflect a consolidation of the historical results of operations of Air Plus and Stonepath for the first quarter of 2001 as adjusted to reflect contractual reduction of officers' compensation at Air Plus and to reflect amortization of acquired intangibles. The pro forma results exclude losses associated with the discontinued operations of Stonepath.

                                                                     Three months ended March 31,
                                                                    -----------------------------
                                                                         2002             2001
                                                                    -----------       -----------
                                                                    (Historical)       (Proforma)
Revenues                                                            $13,065,560       $13,488,631
Cost of purchased transportation                                      7,641,536         8,401,706
                                                                    -----------       -----------
Net revenues                                                          5,424,024         5,086,925
Personnel costs                                                       3,002,225         3,455,952
Other selling, general and administrative costs                       3,441,542         3,142,889
                                                                    -----------       -----------
Loss from operations                                                 (1,019,744)       (1,511,916)
Other income                                                             55,457           431,881
                                                                    -----------       -----------
Net loss                                                               (964,287)       (1,080,035)
Preferred stock dividends                                              (887,772)       (1,428,038)
                                                                    -----------       -----------
Net loss to common stockholders from continuing operations          $(1,852,059)      $(2,508,073)
                                                                    ===========       ===========

Three Months Ended March 31, 2002 compared to the Three Months Ended March 31, 2001 (pro forma)

         Gross revenues were $13.1 million in 2002, a decrease of 3.1% compared to pro forma gross revenues of $13.5 million in 2001. Included in gross revenues is warehousing and other value-added services income of $0.5 million in 2002 and $0.5 million in 2001. Net revenues (i.e., gross revenue less purchased transportation costs of $7.6 million in 2002 and $8.4 million in 2001) improved to 41.5% of gross revenue in 2002 compared to 37.7% in 2001.

         Consolidated personnel costs were $3.0 million for 2002, a decrease of 13.1% from $3.5 million for 2001, and represent payroll, related benefits and taxes and non-cash charges for Stonepath stand-alone stock-based compensation. Stock-based compensation expenses amounted to less than $0.1 million in 2002 and $0.9 million in 2001. Excluding the impact of the year over year reduction for stock-based compensation, there is a net increase in personnel costs of $0.4 million. On a stand-alone basis, Air Plus' personnel costs increased $0.3 million because of staffing at six new terminals, other staff additions and normal pay increases. Stonepath stand-alone costs increased $0.1 million due to changes in management personnel in connection with our new logistics strategy.

         Other selling, general and administrative costs include all other operating expenses including, among other costs, equipment and facility rentals, professional fees, insurance, travel, general office expenses and depreciation and amortization. On a consolidated basis, these costs amounted to $3.4 million in 2002, an increase of 9.5% over $3.1 million in 2001. This net increase in costs was driven by $0.3 million of incremental expenses incurred at Air Plus related to the expansion of its historic operations. Costs at Stonepath were relatively flat compared to the prior year.

         Consolidated operating loss was $1.0 million in 2002, an improvement of $0.5 million from the consolidated operating loss of $1.5 million in 2001. On a stand-alone basis, Air Plus delivered $0.1 million in income from operations in 2002 compared to $0.2 million in 2001, a reduction of $0.1 million due primarily to increases in certain selling, general and administrative expenses associated with the expansion of its historic operations, offset by improved margins. On a stand-alone basis Stonepath generated an operating loss of $1.1 million for 2002 compared to an operating loss of $1.7 million for 2001 reflecting its transition away from its strategy to invest in early-stage technology companies.

         Other income, which is comprised principally of interest income, declined in 2002 compared to 2001 due to a lower investment level as a result of the purchase of Air Plus and continuing costs at Stonepath.

         Preferred stock dividends declined to $0.9 million in 2002 from $1.4 million in 2001 primarily as a result of the contingent warrants issued during the quarter ended March 31, 2001.

         Financial Outlook

         Through our acquisitions of Air Plus and Global, we have accomplished the first step in establishing our domestic and international service platforms. Our anticipated acquisition of United American is an example of the type of synergistic "add-on" acquisition we envision in our acquisition strategy. It will complement and enhance our existing services through new geographic markets, expansion of our services and a broadened client base.

         With the benefit of the United American transaction, it is our expectation that the Company will deliver annualized pre-tax operating income in the $4-5 million range on revenues in the $125-$150 million range. Our revenue estimates are based on the 2001 historical performance of our existing operating companies and United American. Our pre-tax operating income estimates are based on the assumption that each of these companies will deliver that level of pre-tax operating income necessary to fully achieve the earn-outs in their respective acquisition agreements. In addition, we have factored in our base corporate costs of approximately $4 million per year, plus the costs associated with other performance initiatives that could be as much as another $1-2 million on an annualized basis. Our base corporate costs include the Stonepath level selling, general and administrative costs. These are the costs that are generally incurred in support of our overall business model, including the corporate infrastructure necessary to develop and maintain our acquisition strategy within the regulated environment of a public corporation. As a percentage of revenue and net income, our base corporate costs are likely to decrease as we implement our overall growth strategy. Our performance initiatives are anticipated to include technology enhancements, the development of a shared services and integration group and the geographic and numerical expansion of our sales force.

         Given the variable timing associated with the acquisition and integration of our operating companies, we are expressing our forward-looking information on an annualized basis. We use the term "annualized" to mean that 12 month roll forward period which includes a full year's results for all of our acquired companies commencing with the third quarter of 2002.

         Notwithstanding our expectations regarding our operating companies and United American, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future finance performance are forward-looking statements. Furthermore, even though we believe these companies will achieve a certain level of earnings on an annual basis, their results are subject to seasonal trends. Historically, the results of these companies have historically been seasonal with their first quarter results lower than other quarters. Thereafter, volume and income has historically accelerated for the remainder of the year, with the third and fourth quarters showing the greatest improvement.

Changes in Financial Position, Liquidity and Capital Resources

         Prior to the adoption of our current business model, our operations consisted of the development of early-stage technology businesses. Those operations did not generate sufficient operating funds to meet our cash needs, and, as a result, we funded our historic operations with the proceeds from a number of private placements of debt and equity securities. With the advent of our new business model, we expect to be able to fund our operations with the cash flow generated by the subsidiaries we acquire.

          Our funding needs during the past two years have been provided by the proceeds from the sale of 4,166,667 shares of our Series C Preferred Stock (sold as a unit with warrants to purchase 416,667 shares of our common stock) completed during March 2000. This offering yielded net proceeds of $48.3 million for the Company, after the payment of offering costs. Each share of our Series C Preferred Stock is convertible into one share of our common stock at any time at the election of the shareholder. Our Series C Preferred Stock bears a cumulative dividend of 8% per annum payable in kind on a quarterly basis and has a liquidation preference of $12.00 per share.

         In February 2001, we agreed to modify the economic terms of the Series C investment. This was done in return for securing the consent from the holders of our Series C Preferred Stock to permit us to use the proceeds from the Series C placement to make any investments in the ordinary course of our business, as from time-to-time determined by the Company's Board of Directors, or for any other business purpose approved by the Board of Directors. Previously, the Series C purchase documents limited the use of proceeds to investment in early-stage Internet businesses. In connection with this transaction, we agreed to:

         (i) issue to the holders of our Series C Preferred Stock as of July 18, 2002, warrants to purchase up to a maximum of 3,000,000 shares of our common stock at an exercise price of $1.00 per share if the then-effective conversion price of the Series C Preferred Stock is greater than a target price (the "Target Price") equal to the lesser of (a) $6.00 per share; or (b) the market price of our common stock at such time (but not less than $5.00 per share). The number of such warrants to be issued will be that number which, assuming all of the Series C Preferred Stock is converted and all warrants to purchase 416,667 shares of Common Stock issued in conjunction with the issuance of the Series C Preferred Stock and all Series C Contingent Warrants are exercised, is sufficient to reduce the average cost of the holders' investment in the Company to the Target Price; and

         (ii) reduce to $1.00 per share the exercise price of the Series C warrants held by the holders of our Series C Preferred Stock as of July 18, 2002.

         As a condition to receiving the new warrants and the reduction in the exercise price of the existing warrants, the holders of the Series C Preferred Stock will convert their shares of preferred stock into shares of our common stock.

         During 2002, operating activities consumed $2.6 million of cash as the revenues generated through the operations were insufficient to offset operating expenses.

         The Company's working capital was $14.4 million at March 31, 2002, as compared to $15.3 million at December 31, 2001. The decrease in working capital is principally attributable to the loss from operations.

         Investing activities utilized $0.1 million in 2002 for the purchase of furniture and equipment. On April 4, 2002, the Company spent $5.0 million for the acquisition of Global. The Company also expects to spend another $5.1 million at the closing of the pending acquisition of United American.

         The Company believes that its current working capital and anticipated cash flow from operations will be adequate to fund operations for the near term. However, the Company's aggressive acquisition strategy will require additional financing in the near term. The Company intends to finance its future acquisitions primarily through the use of cash, funds from debt facilities, if and when available, and shares of its common stock or other securities. In the event that the Company's common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept the Company's securities as part of the purchase price for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, or debt financing, if available, in order to continue its acquisition program. While it is impossible to predict market prices, the conversion of our Series C Preferred Stock could cause downward pressure on the trading price of our common shares should a number of the holders thereof seek to sell a large number of common shares that are not otherwise adequately absorbed by the normal trading level of our shares. If the Company does not have sufficient cash resources through either operations or from debt facilities, its growth would be limited.

         To address its near-term liquidity issues, we are attempting to secure a revolving credit facility of approximately $15.0 million (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. We expect the Facility to require the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility would be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of Air Plus and any other subsidiaries acquired during the year will be sufficient to support the corporate overhead of Stonepath and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility would be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. While we are in the advanced stage of negotiating the Facility, there is no assurance that those negotiations will be successful.

         The acquisition of Air Plus was completed subject to an earn-out arrangement of up to $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $6.0 million level.

         The acquisition of Global was completed subject to an earn-out arrangement of up to $7.0 million. We agreed to pay the former Global shareholders a base earn-out amount of $1.0 million per year for the five year period following closing, with each installment payable in full if Global achieves pre-tax income of $2.0 million in each of the years during the earn-out period. In the event there is a shortfall in Global's pre-tax income, the earn-out payment will be reduced on a pro rata basis by the percentage shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other pay-out period exceeds the $2.0 million level. In addition to the base earn-out amount, we also agreed to pay the former Global shareholders an additional earn-out payment in an amount equal to 40% of the amount by which Global's cumulative pre-tax income over the course of the earn-out period exceeds $10.0 million, with such payment not to exceed $2.0 million.

         On April 9, 2002 we agreed to acquire United American in a transaction valued at up to $16.1 million, consisting of $5.1 million in cash at the closing and a four year earn-out arrangement based upon the future financial performance of United American. The transaction is expected to close by no later than June 2002, and is subject to customary closing conditions, including the completion of audited financial statements as of and for the year ended December 31, 2001.

         We will be required to make significant capital payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a significant portion of the required capital will be generated by the acquired companies, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity.

         The Company is also a defendant in a number of legal proceedings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                  Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in money market funds and investment grade securities with remaining maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from the levels at March 31, 2002, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Other than as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, there have been no material developments in any of the reported legal proceedings except as described below.

         With respect to the litigation initiated by Emergent Capital Investment Management, LLC ("Emergent"), on April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend this action.

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

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are included herein:

        None

(b) The Company filed the following Current Reports on Form 8-K during the three month period ended March 31, 2002:

              (i) Current Report on Form 8-K, dated January 15, 2002. The
                  Company filed the foregoing Current Report on Form 8-K reporting under Item 5 the following matters: (A) The appointment of Bohn Crain as the Company's Chief Financial Officer; and (B) Notification to the Company's stockholders under Rule 14a-6(f) of the Securities Exchange Act of 1934 relative to the date for submitting stockholder proposals for inclusion within the Company's proxy statement for the Company's annual meeting being held on May 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STONEPATH GROUP, INC.


Date:  May 14, 2002                          /s/   Dennis L. Pelino
                                             ----------------------
                                             Dennis L. Pelino
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


Date:  May 14, 2002                         /s/   Bohn H. Crain
                                            -------------------
                                            Bohn H. Crain
                                            Chief Financial Officer


Date:  May 14, 2002                         /s/   Thomas L. Scully
                                            ----------------------
                                            Thomas L. Scully
                                            Treasurer and
                                            Principal Accounting Officer