Form 10-Q
period 2002-06-30
STONEPATH GROUP INC
filed 2002-08-14
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2002

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


                        Two Penn Center Plaza, Suite 605
                             Philadelphia, PA 19102
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (215) 564-9193
                                                           --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 23,380,289 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at July 31, 2002.

                              STONEPATH GROUP, INC.


                                      INDEX





                                                                                    Page
                                                                                    ----

Part I.  Financial Information
         Item 1.  Financial Statements - Unaudited
                  Consolidated Balance Sheets at June 30, 2002
                  and December 31, 2001 ...............................................1

                  Consolidated Statements of Operations
                  Three and six months ended June 30, 2002 and 2001....................2

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2002 and 2001    ..........................3

                  Notes to Consolidated Financial Statements ..........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........20


Part II. Other Information

         Item 1.  Legal Proceedings ..................................................21

         Item 2.  Changes in Securities and Use of Proceeds ..........................21

         Item 3.  Defaults Upon Senior Securities ....................................21

         Item 4.  Submission of Matters to a Vote of Security Holders ................21

         Item 5.  Other Information ..................................................22

         Item 6.  Exhibits and Reports on Form 8-K ...................................22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)




                                              Assets             June 30, 2002   December 31, 2001
                                                                 -------------   -----------------
Current assets:
  Cash and cash equivalents                                       $  1,551,588        $ 15,227,830
  Accounts receivable, net                                          17,112,776           7,303,426
  Loans receivable from related parties                                139,591              64,589
  Prepaid expenses                                                     731,033             618,873
  Net assets of discontinued operations                                300,000             415,845
                                                                  ------------        ------------

                  Total current assets                              19,834,988          23,630,563

Goodwill                                                            20,697,302          14,437,816
Furniture and equipment, net                                         2,075,601           1,737,603
Acquired intangibles, net                                            1,934,500             970,000
Other assets                                                           907,184             289,574
                                                                  ------------        ------------

                                                                  $ 45,449,575        $ 41,065,556
                                                                  ============        ============



                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $ 10,090,461        $  5,353,656
  Accrued payroll and related expenses                                 618,331           1,427,315
  Accrued expenses                                                   2,036,473           1,590,272
                                                                  ------------        ------------

                         Total liabilities                          12,745,265           8,371,243
                                                                  ------------        ------------

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
  Series C, convertible, issued and outstanding:
      3,700,378 shares and 3,750,479 shares
      (Liquidation preference: $44,404,536 at June 30, 2002)             3,700               3,750
  Common stock, $.001 par value, 100,000,000 shares authorized;
      issued and outstanding 21,469,218 shares and 20,903,110 shares    21,469              20,903
  Additional paid-in capital                                       212,878,719         210,730,999
  Accumulated deficit                                             (180,035,556)       (177,849,701)
  Deferred compensation                                               (164,022)           (211,638)
                                                                  ------------        ------------

                            Total stockholders' equity              32,704,310          32,694,313
                                                                  ------------        ------------

                                                                  $ 45,449,575        $ 41,065,556
                                                                  ============        ============


     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                    Three months ended June 30,          Six months ended June 30,
                                                                --------------------------------    -------------------------------
                                                                     2002                2001           2002              2001
                                                                ------------       -------------    ------------     --------------


Revenue                                                         $ 32,689,603       $          --    $ 45,755,163     $           --
Cost of purchased transportation                                  22,745,165                  --      30,386,701                 --
                                                                ------------       -------------    ------------     --------------

Net revenues                                                       9,944,438                  --      15,368,462                 --

Personnel costs                                                    5,029,072           1,765,908       8,031,297          2,951,745
Other selling, general and adminstrative costs                     4,410,363             676,109       7,851,906          1,175,640
                                                                ------------       -------------    ------------     --------------

Income (loss) from operations                                        505,003          (2,442,017)       (514,741)        (4,127,385)

Other income
     Interest income                                                  17,802             405,304          73,259            849,391
     Other income                                                     35,515                  --          35,515                 --
                                                                ------------       -------------    ------------     --------------

Income (loss) from continuing operations                             558,320          (2,036,713)       (405,967)        (3,277,994)

Discontinued operations:
     Loss from discontinued operations                                    --            (245,513)             --         (7,729,375)
                                                                ------------       -------------    ------------     --------------

Net income (loss)                                                    558,320          (2,282,226)       (405,967)       (11,007,369)

Preferred stock dividends                                           (892,116)           (891,804)     (1,779,888)        (2,319,842)
                                                                ------------       -------------    ------------     --------------

Net income (loss) to common stockholders                        $   (333,796)    $    (3,174,030)   $ (2,185,855)  $    (13,327,211)
                                                                ============     ===============    ============   ================

Basic and diluted net earnings (loss) per common share:
     Continuing operations                                      $      (0.02)    $         (0.14)   $      (0.10)  $          (0.27)
     Discontinued operations                                              --               (0.01)             --              (0.38)
                                                                ------------       -------------    ------------     --------------

Basic and diluted net earnings (loss) per common share          $      (0.02)    $         (0.15)   $      (0.10)  $          (0.65)
                                                                ============     ===============    ============   ================

Basic and diluted weighted average common shares outstanding:     21,227,481          20,477,003      21,066,192         20,455,389
                                                                ============     ===============    ============   ================


     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)





                                                                             Six months ended June 30,
                                                                             -------------------------
                                                                                2002            2001
                                                                              --------        --------


Cash flows from operating activities:
     Net loss                                                                $  (405,967)    $(11,007,369)
      Adjustments to reconcile net loss
       to net cash used in operating activities:
      Depreciation and amortization                                              413,743           73,570
      Stock-based compensation - continuing operations                            48,282        2,155,875
      Discontinued operations - working capital changes and non-cash items             -        7,095,718
      Loss on disposal of furniture and equipment                                  4,208                -
     Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                   (1,715,635)               -
        Other assets                                                             (59,375)         155,891
        Accounts payable and accrued expenses                                 (1,962,253)        (285,299)
                                                                              -----------    -------------

                 Net cash used in operating activities                        (3,676,997)      (1,811,614)
                                                                              ----------     ------------

Cash flows from investing activities:
   Purchases of furniture and equipment                                         (326,525)               -
   Proceeds from sale of furniture and equipment                                       -           30,376
   Acquisition of businesses, net of cash acquired                            (9,805,403)               -
   Loans made                                                                   (350,000)               -
   Discontinued operations:
     Advances to Affiliate Companies                                                   -         (522,000)
     Purchase of available for sale securities                                         -         (452,900)
     Collections on advances to Affiliate Companies                                    -        1,000,000
     Acquisition of ownership interests in Affiliate Companies                         -         (200,000)
     Proceeds from sale of ownership interests in Affiliate Companies            115,000        5,979,199
                                                                              ----------     ------------

                 Net cash (used in) provided by investing activities         (10,366,928)       5,804,675
                                                                              ----------     ------------

Cash flows from financing activities:
   Issuance of common stock upon exercise of options and warrants                367,683                -
                                                                              ----------     ------------

                 Net cash provided by financing activities                       367,683                -
                                                                              ----------     ------------
                 Net (decrease) increase in cash and cash equivalents        (13,676,242)       3,993,061

Cash and cash equivalents at beginning of year                                15,227,830       29,099,651
                                                                              ----------     ------------

Cash and cash equivalents at end of period                                   $ 1,551,588     $ 33,092,712
                                                                             ===========     ============





     See accompanying notes to unaudited consolidated financial statements.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


(1)    Nature of Operations and Basis of Presentation

Stonepath Group, Inc. and its subsidiaries (the "Company") is a non-asset based provider of third party logistics services, offering a full range of time-definite transportation and distribution solutions. The Company's strategic objective is to build a leading global logistics services organization that integrates its established operating businesses and innovative technologies. The Company plans to achieve this objective by broadening its platform of service offerings through a combination of synergistic acquisitions and organic expansion of its existing base of operations.

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

(2)      Recent Acquisitions

On April 4, 2002, the Company acquired all of the issued and outstanding common shares of Global Transportation Services, Inc. ("Global"), a Seattle-based provider of international air and ocean logistics services, for $5,000,000 in cash, plus contingent consideration of up to an additional $7,000,000 payable over five years based on Global's future financial performance. With the closing of the transaction, the Company established its international platform for services between the Far East, the United States and Europe. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Global are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition expenses of $207,313, but excluding the contingent consideration described above, was $5,207,313. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at April 4, 2002 (in thousands):


                   Current assets                                 $   3,664
                   Furniture and equipment                              169
                   Other assets                                         149
                   Intangible assets                                    550
                   Goodwill                                           3,965
                                                                  ---------
                      Total assets acquired                           8,497
                                                                  ---------

                   Current liabilities                                3,290
                                                                  ---------
                      Total liabilities assumed                       3,290
                                                                  ---------

                   Net assets acquired                            $   5,207
                                                                  =========

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


On May 30, 2002, the Company acquired all of the issued and outstanding common shares of United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. ("United American"), a Detroit-based provider of expedited transportation services focusing on the automotive industry. The purchase price was valued at up to $16,100,000, consisting of cash of $5,100,000 at closing plus contingent consideration of up to an additional $11,000,000 payable over four years based on United American's future financial performance. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of United American are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition expenses of $46,465 but excluding the contingent consideration described above, was $5,146,465. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at May 30, 2002 (in thousands):



                     Current assets                           $    5,209
                     Furniture and equipment                         161
                     Other assets                                     28
                     Intangible assets                               500
                     Goodwill                                      2,294
                                                              ----------
                        Total assets acquired                      8,192
                                                              ----------

                     Current liabilities                           3,046
                                                              ----------
                        Total liabilities assumed                  3,046
                                                              ----------

                     Net assets acquired                      $    5,146
                                                              ==========

The Company's in the process of finalizing the valuation of certain intangible assets acquired in the United American transaction. As a result, the allocation of the purchase price is preliminary and subject to change.

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

(4)    Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

The following table reconciles net loss and net loss per share as reflected in the accompanying consolidated financial statements to the amounts that would have been reported had Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, been adopted as of January 1, 2001. Such adjustments relate only to discontinued operations.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002



                                                                          For the Three Months Ended June 30,
                                                                        -------------------------------------------
                                                                                2002                     2001
                                                                        -------------------       -----------------
    Reported net loss to common stockholders                            $          (333,796)      $      (3,174,030)
    Add back:  Amortization of goodwill related to equity method
     investments                                                                          -                  26,640
                                                                        -------------------       -----------------
    Adjusted net loss to common stockholders                            $          (333,796)      $      (3,147,390)
                                                                        ===================       =================

    Basic and diluted net loss per share:
       Reported net loss to common stockholders                         $             (0.02)      $           (0.15)
       Goodwill amortization                                                              -                       -
                                                                        -------------------       -----------------
       Adjusted net loss to common stockholders                         $             (0.02)      $           (0.15)
                                                                        ===================       =================


                                                                           For the Six Months Ended June 30,
                                                                        -------------------------------------------
                                                                                2002                     2001
                                                                        -------------------       -----------------
    Reported net loss to common stockholders                            $        (2,185,855)      $     (13,327,211)
    Add back:  Amortization of goodwill related to equity method
     investments                                                                          -               1,009,800
                                                                        -------------------       -----------------
    Adjusted net loss to common stockholders                            $        (2,185,855)      $     (12,317,411)
                                                                        ===================       =================

    Basic and diluted net loss per share:
       Reported net loss to common stockholders                         $             (0.10)      $           (0.65)
       Goodwill amortization                                                              -                    0.05
                                                                        -------------------       -----------------
    Adjusted net loss to common stockholders                            $             (0.10)      $           (0.60)
                                                                        ===================       =================




(5)    Commitments and Contingencies

The Company is a defendant in a number of legal proceedings, including the two proceedings described below which are considered as "material" by the Company. Although the Company believes that the claims asserted in these proceedings are without merit, and it intends to vigorously defend itself against these claims, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


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

The Company may in the future incur non-cash charges to its earnings as a result of certain modifications made to the options originally awarded to its Chief Executive Officer on June 21, 2001. On October 5, 2001, February 28, 2002 and July 3, 2002, the Company modified the existing option arrangements with its Chief Executive Officer such that, effective as of July 3, 2002, vesting of the options to purchase 1.8 million shares of the Company's common stock was fully accelerated. Based on the excess of the trading price of the common stock on the dates of the modifications over the exercise price, the Company could incur a non-cash charge to its earnings of approximately $870,000 if the Chief Executive Officer leaves the employment of the Company prior to the vesting dates specified in the original option grant.


(6)          Preferred Stock

The Company recently completed a conversion of the outstanding shares of its Series C Preferred Stock. The following paragraphs provide a history of the Series C Preferred Stock and the transaction that occurred effective July 19, 2002.

In March 2000, the Company completed a private placement transaction in which it issued 4,166,667 shares of Series C Preferred Stock and warrants to purchase 416,667 additional shares of common stock for aggregate gross proceeds of $50,000,000.

The terms of the Series C Preferred Stock initially required the Company to use the proceeds from this offering solely for investments in early stage Internet companies. In February 2001, the Company received consents from the holders of more than two-thirds of its issued and outstanding shares of Series C Preferred Stock to modify this restriction to permit it to use the proceeds to make any investments in the ordinary course of business, as from time-to-time determined by the Board of Directors, or for any other business purpose approved by the Board of Directors.

In exchange for these consents, the Company agreed to a private exchange transaction in which it would issue to the holders of the Series C Preferred Stock as of July 18, 2002 (the "conversion date"), issue additional warrants to purchase up to a maximum of 2,692,194 shares of common stock at an exercise price of $1.00 per share, and reduce from $26.58 to $1.00, the per share exercise price of 307,806 existing warrants owned by the holders of the Series C Preferred Stock. As a condition to receiving the additional warrants and having their existing warrants re-priced, the holders of the Series C Preferred Stock agreed to convert their shares of preferred stock into shares of common stock on the conversion date.

At the request of the largest holder of Series C Preferred Stock (because of legal limitations in its governing instruments which prevent it from holding investments in common stock), the Company expanded the exchange transaction to include an additional alternative. Holders of the Series C Preferred Stock as of the conversion date were provided with the alternative of exchanging the common stock issuable upon conversion of the Series C Preferred

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


Stock, the additional warrants and re-priced warrants, for shares of a newly designated Series D Convertible Preferred Stock.

As a result of the exercise of these rights by the holders of the Series C Preferred Stock, as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44 million in principal amount, together with warrants to purchase 149,457 shares of our common stock, were surrendered and retired in exchange for a combination of securities consisting of:

o  1,911,071 shares of common stock;
o  1,543,413 warrants to purchase common stock at an exercise price of $1.00;
   and
o 360,745 Shares of Series D Convertible Preferred Stock which are convertible into 3,607,448 shares of common stock.

In the event of any liquidation, dissolution or winding-up of the Company prior to December 31, 2003 (which also includes certain mergers, consolidations and asset sale transactions), holders of the Series D Preferred Stock are entitled to a liquidation preference equal to $60 per share, paid prior to and in preference to any payment made or set aside for holders of common stock, but subordinate and subject in preference to the prior payment in full of all amounts to which holders of other classes of preferred stock may be entitled to receive as a result of such liquidation, dissolution or winding-up. Subsequent to December 31, 2003, the holders of the Series D Preferred Stock are entitled to participate in all liquidation distributions made to the holders of our common stock on an as-if converted basis. The Series D Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law.

Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, requires that the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the Company's balance sheet should be subtracted from net earnings to arrive at net earnings available to common stockholders in the calculation of earnings per share. Likewise, an excess of the carrying amount of preferred stock over the fair value of the consideration transferred to the holders of the preferred stock would be added to net earnings. The Series C Preferred Stock, which was converted into Series D Preferred Stock, had a carrying value of $21,600,000. The Company is having an independent appraisal performed to value the Series D Preferred Stock. The preliminary results indicate that the fair value of the Series D Preferred Stock is approximately $5,000,000. The earnings per share impact of the exchange transaction will be reflected in periods which include July 19, 2002, which is when the exchange occurred. The exchange transaction had no effect on the current cash flows of the Company.

During the six-month periods ended June 30, 2002 and 2001, the holders of the Series C Preferred Stock earned 148,324 and 146,456 shares from payment of dividends. At June 30, 2002 there were 3,700,378 shares of Series C Preferred Stock outstanding. For the period from July 1, 2002 to the conversion date, an additional 14,417 shares from the payment of dividends were earned. No further dividends are payable on the Series C Preferred Stock after the conversion date.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002

       Preferred Stock Dividends

       The components of preferred stock dividends are as follows:


                                                           Three months                         Six months
                                                           ended June 30                      ended June 30
                                                 ----------------------------------  ------------------------------
                                                     2002               2001             2002               2001
                                                 --------------   --------------     --------------    ------------


        Series C Preferred Stock dividend              892,116          891,804          1,779,888       1,757,472
          payable in kind

        Issuance of contingent warrants                      -                -                  -         562,370

                                                 -------------    -------------      -------------     -----------

                                                 $     892,116   $      891,804     $    1,779,888    $  2,319,842
                                                 =============    =============      =============     ===========



The Series C Preferred Stock dividend is payable in additional shares on a quarterly basis and therefore does not represent a cash obligation of the Company. Subsequent to and effective with the conversion of the Series C Preferred Stock on July 18, 2002, no further dividends will be paid on the Series C Preferred Stock.


(6)    Deferred Compensation

       The components of deferred compensation are as follows:


           Balance at January 1, 2002                        $211,638
             Additions to deferred compensation                   666
             Amortization to stock-based compensation         (48,282)
                                                             --------
           Balance at June 30, 2002                          $164,022
                                                             ========

Stock-based compensation is reflected in the accompanying consolidated financial statements as follows:




                                                           Three months                         Six months
                                                           ended June 30                      ended June 30
                                                 -------------------------------     ------------------------------
                                                     2002               2001             2002               2001
                                                 --------------   --------------     --------------    ------------


        Personnel costs                                     344        1,291,808             48,282       2,155,875

        Loss from discontinued operations                     -          122,022                  -         493,015

                                                 --------------   --------------     --------------    ------------

                     Total                       $          344   $    1,413,830     $       48,282    $  2,648,890
                                                 ==============   ==============     ==============    ============

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002




(7)    Loss per Share

Basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total number of such shares excluded from the diluted net loss per common share calculations are 12,848,242 and 14,243,039 for the three months ended June 30, 2002 and 2001, respectively and 12,915,954 and 16,623,809 for the six months ended June 30, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

On July 3, 2002, the Company issued options to purchase 2,500,000 shares of its common stock at an exercise price of $1.30 which represented a 20% premium over the quoted market price of $1.08 on the date of grant.

(8)    Segment Information

The following table provides selected historical financial information for the Company's business segments. Prior to April 4, 2002, the Company operated solely in the domestic segment.




                                    Domestic       International       Parent       Consolidated
                                    --------       -------------       ------       ------------
                                                             (In thousands)

Three months ended June 30, 2002:

     Revenues                           $ 16,345          $16,345       $      -         $ 32,690
                                        ========          =======       ========         ========
     Net revenues                          6,813            3,131              -            9,944
                                        ========          =======       ========         ========

     Income (loss) from operations           348              415           (258)             505
                                        ========          =======       ========         ========

     Net income (loss)                       350              415           (207)             558
                                        ========          =======       ========         ========



Six months ended June 30, 2002:

     Revenues                           $ 29,317          $16,438       $      -         $ 45,755
                                        ========          =======       ========         ========
     Net Revenues                         12,226            3,142              -           15,368
                                        ========          =======       ========         ========


     Income (loss) from operations           (35)             387           (867)            (515)
                                        ========          =======       ========         ========


     Net income (loss)                       (33)             388           (761)            (406)
                                        ========          =======       ========         ========



Total assets:

     June 30, 2002                      $ 16,003          $ 5,515       $ 23,932         $ 45,450
                                        ========          =======       ========         ========

The following table provides selected pro forma financial information for the Company's business segments. Information with respect to the Company's results of operations is presented on a pro forma basis as if the acquisitions of Air Plus, Global and United American had all occurred on January 1, 2001. The pro forma information is not necessarily indicative of the results that would have occurred if the transactions had occurred on January 1, 2001, and do not include any results related to discontinued operations.

                                    Domestic       International       Parent       Consolidated
                                    --------       -------------       ------       ------------
                                                            (In thousands)

Three months ended June 30, 2002 (pro forma):

     Revenues                           $ 21,488          $16,438       $      -         $ 37,926
                                        ========          =======       ========         ========

     Net revenues                          7,293            3,141              -           10,434
                                        ========          =======       ========         ========

     Income (loss) from operations           984              429           (148)           1,265
                                        ========          =======       ========         ========

     Net income (loss)                       965              430           (116)           1,279
                                        ========          =======       ========         ========



Three months ended June 30, 2001 (pro forma):

     Revenues                           $ 18,465          $12,831       $      -         $ 31,296
                                        ========          =======       ========         ========

     Net revenues                          5,751            2,682              -            8,433
                                        ========          =======       ========         ========

     Income (loss) from operations           344               80         (1,677)          (1,253)
                                        ========          =======       ========         ========

     Net income (loss)                       345               82         (1,677)          (1,250)
                                        ========          =======       ========         ========


Six months ended June 30, 2002 (pro forma):

     Revenues                           $ 41,965          $29,180       $      -         $ 71,145
                                        ========          =======       ========         ========

     Net revenues                         13,541            6,661              -           20,202
                                        ========          =======       ========         ========

     Income (loss) from operations           796            1,408           (441)           1,763
                                        ========          =======       ========         ========

     Net income (loss)                       737            1,411           (409)           1,739
                                        ========          =======       ========         ========



Six months ended June 30, 2001 (pro forma):

     Revenues                           $ 37,486          $26,260       $      -         $ 63,746
                                        ========          =======       ========         ========

     Net revenues                         11,641            5,197              -           16,838
                                        ========          =======       ========         ========

     Income (loss) from operations           547              152         (2,597)          (1,898)
                                        ========          =======       ========         ========

     Net income (loss)                       517              155         (2,597)          (1,925)
                                        ========          =======       ========         ========

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our limited operating history within the logistics industry, (ii) our historic losses and our ability to achieve operating profitability within the logistics industry; (iii) our ability to identify, acquire, integrate and profitably manage additional businesses; (iv) our ability to obtain the additional capital necessary, either through operations or from financings, to implement our acquisition strategy and satisfy our acquisition obligations;(v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize common stock to facilitate our acquisition strategy; (vi) the uncertain effect on the future trading price of our common stock associated with the dilution upon the conversion or exercise of outstanding convertible securities, including the shares of our Series D Preferred Stock and Warrants which were issued during the third quarter of 2002; (vii) our dependence on certain large customers; (viii) our dependence on certain key personnel;(ix) an unexpected adverse result in any legal proceeding; (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting our operations, (xiii) general economic conditions, and (xiv) other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements. We have assumed, for the purpose of our forward-looking statements, that each of our operating companies will achieve, on a stand-alone basis, that level of net income necessary to fully achieve the earn-outs under their respective acquisition agreements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. We manage and arrange the domestic and international movement of raw materials, supplies, components and finished goods for our customers as their outsourced logistics solution. These services are offered through our domestic and international air and ground freight forwarding business. In addition to our time-definite transportation services, we also provide a broad range of value added supply chain management services including customs brokerage, warehousing, order fulfillment and inventory management. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 15 major metropolitan areas in North America and Puerto Rico and an extensive network of over 200 independent carriers. Through our international platform, we manage our customers' supply chains through Global Transportation Services, Inc. ("Global") with headquarters in Seattle, and additional logistics centers in Los Angeles, Chicago, New York, Miami, and Minneapolis, and through an array of international agent partners.

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

Our acquisition strategy relies upon two primary factors. First, our ability to identify and acquire target businesses that fit within our general acquisition criteria. Second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate organic organizational growth. The business risks associated with these factors are mentioned above under our "Cautionary Statement for Forward-Looking Statements" and are discussed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001, under the heading "Risks Particular to our Business."

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

On April 4, 2002, we acquired Global, a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The Global acquisition established our international logistics platform. The total value of the transaction was $12.0 million, consisting of cash of $5.0 million paid at closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. Since this acquisition was accounted for using the purchase method of accounting for business combinations, the results of operations of Global are included in our consolidated financial statements for the period subsequent to April 4, 2002.

On May 30, 2002 we acquired United American Freight Services, Inc. ("United American"), a Detroit-based privately held provider of expedited transportation services. The United American transaction provides us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. Since this acquisition was accounted for using the purchase method of accounting for business combinations, the results of operations of United American are included in our consolidated financial statements for the period subsequent to May 30, 2002.

We have also identified a number of additional companies that may be suitable acquisition candidates and are in preliminary discussions with a select number of them. However, there can be no assurance that any of these acquisitions will be completed.

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

Our gross revenue, as it relates to our freight forwarding services, includes the rate charged to our customers for the movement of their freight. Our net revenue is the difference between the rate charged to our customers and our direct cost of transportation. With respect to freight forwarding services, gross revenues and applicable costs are recognized upon delivery.

We also provide a range of other services, such as customs brokerage, warehousing services, customized distribution and inventory management services, fulfillment services and other specific supply chain solutions. Our gross revenue in these situations is recognized upon performance.

Our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenues are largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenues are often out of our control. Factors such as shifting demand for retail goods and/or manufacturing production delays, could unexpectedly affect the timing of our revenues. As we increase the scale of our operations, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Discontinued Operations

Prior to the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. Largely as a result of the significant correction in the global stock markets which began during 2000, and the corresponding decrease in the valuation of technology businesses and contraction in the availability of venture financing during 2001, we elected to shift our business strategy to focus on the acquisition of operating businesses within a particular industry segment. Beginning in the second quarter of 2001, we focused our acquisition efforts specifically within the transportation and logistics industry.

This decision occurred in conjunction with our June 21, 2001 appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Mr. Pelino brings to us over 25 years of logistics experience, including, as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

Results of Operations

Basis of Presentation

The following analysis of our results of operations discusses only our ongoing operations due to the significant change in our business. Accordingly, no analysis has been presented for the historical periods ended June 30, 2001, as it would provide no meaningful data with respect to ongoing operations.

Results of Operations - Actual

Revenues for the six months ended June 30, 2002 were $45.8 million and reflect the operations of Air Plus for the full fiscal period, Global for three months and United American for one month. Net revenues for the six months ended June 30, 2002 were $15.4 million. Revenues for the second quarter were $32.7 million and reflect the operations of Air Plus and Global for the entire period and United American for one month. Net revenues for the second quarter were $9.9 million. Although the first two quarters of our year are generally the slowest, management is pleased with the organic revenue growth at each of our subsidiaries.

Personnel costs represent 52.3% and 50.6% of net revenues for the six months and three months ended June 30, 2002, respectively. Management anticipates further improvements in these percentage relationships as the Company expands its services through acquisitions and organic growth.

Other selling, general and administrative costs represent 51.1% and 44.3% of net revenues for the six months and three months ended June 30, 2002. Although the absolute dollar amounts may increase in the future as we acquire additional companies and grow internally, management expects the percentage relationship to improve since we intend to aggressively manage our operating costs.


Results of Operations - Pro Forma

The following tables show the pro forma consolidated gross and net revenues attributable to the Company's principal services and the Company's pro forma operating expenses for the three and six-month periods ended June 30, 2002 and 2001, expressed as percentages of net revenues. With respect to the Company's services other than freight transportation, net revenues are identical to revenues. Management believes that net revenues are an important measure in that net revenues exclude the cost of purchased transportation and provide for net revenue contributions from fee-based activities to be compared along side the Company's transportation-based revenues. In addition, management believes measuring its operating costs as a function of net revenues provides a useful metric as the Company's ability to control costs as a function of net revenues directly impacts operating earnings. These pro forma analyses are presented as if we had discontinued our former business model and acquired Air Plus, Global and United American as of January 1, 2001. The pro forma results reflect the combining of the historical results of operations of Air Plus, Global, United American and Stonepath as adjusted to reflect contractual reduction of officers' compensation at the acquired companies, to reflect amortization of acquired intangibles and to reflect a reduction in investment income due to lower cash balances as a result of the acquisitions. The pro forma results exclude losses associated with the discontinued operations of Stonepath.



                                                        Pro Forma (dollars in thousands)
                     --------------------------------------------------------------------------------------------------------
                                  Three months ended June 30,                          Six months ended June 30,
                           2002                         2001                        2002                      2001
                     ------------------     ------------------------------ ------------------------  ------------------------
                                  Percent                     Percent                    Percent                   Percent
                                    of                           of                         of                        of
                      Amount     revenues      Amount        revenues      Amount        revenues       Amount     revenues
                     ---------- --------------------------  -------------- ----------  ------------  ----------- ------------


Revenues             $   37,926           100%     $31,296           100%   $   71,145         100%    $ 63,746          100%
Cost of purchased
transportation           27,492            72       22,863            73        50,943          72       46,908           74
                     ----------   -----------    ---------  ------------    ----------   ---------     --------     --------

Net Revenues         $   10,434            28%   $   8,433            27%   $   20,202          28%    $ 16,838           26%
                     ==========   ===========    =========  ============    ==========   =========     ========     ========


                                                        Pro Forma (dollars in thousands)
                     -------------------------------------------------------------------------------------------------------
                                Three months ended June 30,                            Six Months ended June 30,
                              2002                       2001                       2002                     2001
                     ------------------     ------------------------------ ------------------------  -----------------------
                      Amount     Percent of      Amount     Percent of       Amount    Percent of     Amount     Percent of
                                 net revenues                    net                        net                       net
                                                              revenues                   revenues                  revenues
                     ---------- -------------  -----------  ------------   ----------- ------------ ------------------------

Net revenues         $   10,434           100%      $8,433           100%      $20,202         100%     $16,838          100%
                     ----------   -----------    ---------  ------------    ----------   ---------     --------     --------

Operating
expenses:
Salaries and
related costs             4,810            46        5,127            61         9,601          47       10,150           60
Other                     4,359            42        4,559            54         8,838          44        8,588           51
                     ----------   -----------    ---------  ------------    ----------   ---------     --------     --------

Total operating
expenses                  9,169            88        9,686           115        18,439          91       18,738          111
                     ----------   -----------    ---------  ------------    ----------   ---------     --------     --------

Operating
income (loss)             1,265            12       (1,253)          (15)        1,763           9       (1,900)         (11)
Other, net                   14             -            3             -           (24)          -          (25)           -
                     ----------   -----------    ---------  ------------    ----------   ---------     --------     --------

Net income (loss)         1,279            12       (1,250)          (15)        1,739           9       (1,925)         (11)
Preferred stock
dividends                  (892)            8         (892)          (10)       (1,780)         (9)      (2,320)         (14)
                     ----------   -----------    ---------  ------------    ----------   ---------     --------     --------

Net income (loss)
to common
stockholders from
continuing
operations           $      387             4%   $  (2,142)          (25)%  $      (41)          -%  $   (4,245)        (25)%
                     ==========   ===========    =========  ============    ==========   =========     ========     ========

Pro forma gross revenues increased 21% and 12% for the three and six-month periods ended June 30, 2002, compared with the same periods in 2001. For the six-month period ended June 30, 2002, transportation margins improved from 26% to 28%. For the second quarter, transportation margins improved from 27% to 28%.

Pro forma net revenues increased 24% and 20% for the three and six-month periods ended June 30, 2002, compared with the same periods in 2001. For the second quarter, the Company's net revenue growth was driven by gains of $1.5 million from its domestic operations. For the six months ended June 30, 2002, the Company's domestic platform delivered 56% of the improvement with international operations accounting for the balance.

Pro forma salaries and related costs decreased 6% and 5% during the three and six-month periods ended June 30, 2002 compared with the same periods in 2001 as a result of reductions in the Company's stock-based compensation expense partially offset by increases in sales and staffing of six new terminals. Salaries and related costs as a percentage of net revenues decreased 15% and 13% for the three and six-month periods ended June 30, 2002, respectively, as compared with the same periods in 2001. The reduced salaries as a percentage of net revenues reflect the significant reductions in stock-based compensation with current year costs coming more in line with our expected spending levels.

Other operating expenses decreased 4% and increased 3% for the three and six-month periods ended June 30, 2002, as compared with the same periods in 2001. The decrease noted in the second quarter 2002, was primarily attributed to reductions in the Company's purchase of outside services and administrative costs at our international operation. For the six months ended June 30, 2002, operating expenses increased as the result of the expansion of the Company's domestic business. Other operating expenses as a percentage of net revenues decreased 8% and 7% for the three and six-month periods ended June 30, 2002, as compared with the same periods in 2001, as the Company leveraged net revenue increases over other operating expenses.

Other income, net, decreased for the three and six-month periods ended June 30, 2002, as compared with the same periods in 2001, principally due to lower interest income on lower average cash balances during the periods.

Preferred stock dividends remained constant for the three-months ended June 30, 2002 as compared to the same period in 2001. For the six months ended June 30, 2002, preferred stock dividends decreased 22% as a result of $0.5 million assigned to contingent warrants issued during the quarter ended March 31, 2001.


         Financial Outlook

Through our acquisitions of Air Plus and Global, we accomplished the first step in establishing our domestic and international service platforms. Our acquisition of United American is an example of the type of synergistic "add-on" acquisition we envision in our acquisition strategy. It will complement and enhance our existing services through new geographic markets, expansion of our services and a broadened client base.

Given the variable timing associated with the acquisition and integration of our operating companies, we have expressed the following forward-looking information on an annualized basis. We use the term "annualized" to mean that 12 month roll forward period which includes a full year's results for all of our acquired companies commencing with the third quarter of 2002.

Management expects that the Company will deliver annualized pre-tax operating income in the $4-5 million range on revenues in the $125-$150 million range. Our revenue estimates are based on the 2001 historical performance of our operating companies. Our pre-tax operating income estimates are based on the assumption that each of these companies will deliver that level of pre-tax operating income necessary to fully achieve the earn-outs in their respective acquisition agreements. In addition, we have factored in our base corporate costs of approximately $4.0 million per year, plus the costs associated with other performance initiatives that could be as much as another $1.0-2.0 million on an annualized basis. Our base corporate costs include the Stonepath level technology, selling, general and administrative costs. These are the costs that are generally incurred in support of our overall business model, including the corporate infrastructure necessary to develop and maintain our acquisition strategy within the regulated environment of a public corporation. As a percentage of revenue and net income, our base corporate costs are likely to decrease as we implement our overall growth strategy. Our performance initiatives are anticipated to include technology enhancements, the development of a shared services and integration group and the geographic and numerical expansion of our sales force.

With respect to the full year 2002 and given the staggered nature of our acquisitions, we expect the Company's operating units, before corporate overhead, to contribute pre-tax operating income of $7.0 million. The Company's domestic operations should earn pre-tax operating income of $5.0 million on $76.0 million of revenues, and the Company's international platform should earn $2.0 million of pre-tax operating income on revenues of $33.0 million for the year. After corporate charges of $4.0 million, Stonepath expects consolidated pre-tax operating income to approximate $3.0 million for 2002.

Notwithstanding our expectations regarding our operating companies, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future finance performance are forward-looking statements. Furthermore, even though we believe these companies will achieve a certain level of earnings on an annual basis, their results are subject to seasonal trends and general economic conditions. Historically, the results of these companies have been seasonal with their first quarter results lower than other quarters. Thereafter, volume and income has accelerated for the remainder of the year, with the third and fourth quarters showing the greatest improvement.

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

In February 2001, we received consents from the holders of more than two-thirds of our issued and outstanding shares of Series C Preferred Stock to modify this restriction to permit us to use the proceeds to make any investments in the ordinary course of our business, as from time-to-time determined by our Board of Directors, or for any other business purpose approved by our Board of Directors.

In exchange for these consents, we agreed to a private exchange transaction in which we would issue to the holders of our Series C Preferred Stock as of July 18, 2002 (the "conversion date"), additional warrants to purchase up to a maximum of 2,692,194 shares of our Common Stock at an exercise price of $1.00 per share, and reduce from $26.58 to $1.00, the per share exercise price of 307,806 existing warrants owned by the holders of our Series C Preferred Stock. As a condition to receiving the additional warrants and having their existing warrants re-priced, the holders of the Series C Preferred Stock agreed to convert their shares of preferred stock into shares of our common stock.

At the request of the largest holder of Series C Preferred Stock (because of legal limitations in its governing instruments which prevent it from holding investments in common stock), we expanded the exchange transaction to include an additional alternative. We provided holders of our Series C Preferred Stock as of the conversion date with the alternative of exchanging the common stock issuable upon conversion of the Series C Preferred Stock, the additional warrants and re-priced warrants for shares of a newly designated Series D Convertible Preferred Stock.

As a result of the exercise of these rights by the holders of our Series C Preferred Stock, as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44 million in principal amount, together with warrants to purchase 149,457 shares of our Common Stock, were surrendered and retired in exchange for a combination of securities consisting of:

   o   1,911,071 shares of common stock;
   o 1,543,413 warrants to purchase common stock at an exercise price of $1.00; and
   o 360,745 Shares of Series D Convertible Preferred Stock which are convertible into 3,607,448 shares of common stock.

In the event of any liquidation, dissolution or winding-up of the Company prior to December 31, 2003 (which also includes certain mergers, consolidations and asset sale transactions), holders of the Series D Preferred Stock are entitled to a liquidation preference equal to $60 per share, paid prior to and in preference to any payment made or set aside for holders of common stock, but subordinate and subject in preference to the prior payment in full of all amounts to which holders of other classes of preferred stock may be entitled to receive as a result of such liquidation, dissolution or winding-up. Subsequent to December 31, 2003, the holders of the Series D Preferred Stock are entitled to participate in all distributions made to the holders of our common stock on an as-if converted basis. The Series D Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law.

Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, requires that the excess of (1) fair value of the consideration transferred to the holders of the preferred stock over (2) the carrying amount of the preferred stock in the Company's balance sheet should be subtracted from net earnings to arrive at net earnings available to common stockholders in the calculation of earnings per share. Likewise, an excess of the carrying amount of preferred stock over the fair value of the consideration transferred to the holders of the preferred stock would be added to net earnings. The Series C Preferred Stock, which was converted into Series D Preferred Stock, had a carrying value of $21,600,000. The Company is having an independent appraisal performed to value the Series D Preferred Stock. The preliminary results indicate that the fair value of the Series D Preferred Stock is approximately $5,000,000. The earnings per share impact of the exchange transaction will be reflected in periods which include July 19, 2002, which is when the exchange occurred. The exchange transaction had no effect on the current cash flows of the Company.

During the six-month periods ended June 30, 2001 and 2002, the Series C holders earned 146,456 and 148,324 shares from payment of dividends. At June 30, 2002 there were 3,700,378 Series C Shares outstanding. For the period from July 1, 2002 to the conversion date, the Series C holders earned an additional 14,417 shares from the payment of dividends. No further dividends are payable on the Series C Shares after the conversion date.

We have 23.4 million common shares outstanding and 39.7 million fully diluted shares outstanding. We build to our fully diluted share count as follows: 23.4 million common shares, 3.6 million related to the Series D Preferred Stock, 3.9 million investment related warrants and 8.8 million employee stock options. If all these warrants and options were exercised, the Company would receive $27.3 million in proceeds. If we were to exclude those warrants and options that have a strike price of $5 or greater, the fully diluted shares outstanding would be
37.9 million shares and proceeds on exercise would be reduced to $11.8 million

During 2002, before changes in working capital, the Company generated positive cash from operating activities. With changes in working capital, the Company had a net use of cash from operations of $3.7 million.

         The Company's working capital was $7.1 million at June 30, 2002, as compared to $15.3 million at December 31, 2001. The decrease in working capital is principally attributable to the acquisitions of Global and United American and the cash used in operations.

         Through its investing activities, the Company spent $5.0 million for the acquisition of Global on April 4, 2002 and the Company spent $5.1 million for the acquisition of United American on May 30, 2002.

         To ensure adequate financial flexibility, in May 2002, we secured a $15.0 million revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility to requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of our subsidiaries will be sufficient to support the corporate overhead of Stonepath and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

         The Company believes that its current working capital and anticipated cash flow from operations will be adequate to fund operations for the near term. However, the Company's aggressive acquisition strategy will require additional financing in the near term. The Company intends to finance its future acquisitions primarily through the use of cash, funds from the Facility, and shares of its common stock or other securities. In the event that the Company's common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept the Company's securities as part of the purchase price for the sale of their businesses, the Company may be required to utilize more of its cash resources or debt financing in order to continue its acquisition program. While it is impossible to predict market prices, the recent conversion of our Series C Preferred Stock could cause downward pressure on the trading price of our common shares should a number of the former holders thereof seek to sell a large number of common shares that are not otherwise adequately absorbed by the normal trading level of our shares. If the Company does not have sufficient cash resources through either operations or from debt facilities, its growth would be limited.

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

The acquisition of United American was completed subject to an earn-out arrangement of up to $11.0 million. We agreed to pay the former United American shareholder a base earn-out amount of $1.25 million per year for four years following closing, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years during the earn-out period. In the event there is a shortfall in United American's pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other year of the earn-out period exceeds the $2.2 million level. In addition to the base earn-out amount, we also agreed to pay the former United American shareholder an additional earn-out payment in an amount equal to one-half of the amount by which United American's pre-tax income exceeds $2.2 million during the earn-out period, with such payments not to exceed $6.0 million.

         The Company is a defendant in a number of legal proceedings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We do not use derivative financial instruments in our investment portfolio. We invest our excess cash in institutional money market accounts.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. If market interest rates were to change by 10% from the levels at December 31, 2001, the fair value of our portfolio would be impacted by an immaterial amount.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and as updated by the description in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, there have been no material developments in any of the reported legal proceedings except as described below.


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

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our Annual Meeting of Stockholders on May 31, 2002. At the Annual Meeting, our stockholders voted on the following proposals identified in our Proxy Statement dated April 22, 2002:

(1)      Vote for the Election of Directors:

The following directors were elected to serve as members of our Board of
Directors:
                                                      For           Withheld
                                                      ---           --------
                  Dennis Pelino                  15,473,201           29,055
                  J. Douglass Coates             15,475,021           27,235
                  Frank Palma                    15,475,031           27,225
                  David R. Jones                 15,471,001           31,255
                  Aloysius T. Lawn, III          15,470,851           31,405
                  Robert McCord                  15,474,021           28,235

(2) Proposal to amend the Company's Amended and Restated 2000 Stock Incentive Plan:

A proposal to amend the Company's Amended and Restated 2000 Stock Incentive Plan to: (i) increase the number of shares of the Company's common stock which may be issued thereunder from 5.0 million to 10.0 million; (ii) increase the number of shares of common stock that may be issued upon the exercise of stock options granted under Section 162(m) of the Internal Revenue Code of 1986, as amended, from 1.0 million to 2.5 million; and (iii) to reserve 1.8 million options previously granted to our Chief Executive Officer, was approved:

            For               Against          Uninstructed             Abstain
            ---               -------          ------------             -------

         4,975,622                  616,459          9,895,330          14,845

(3)      Ratification of the appointment of Independent Certified Public
         Accountant:

A proposal to ratify the appointment of KPMG LLP as independent auditors for the Company was approved:

                              For              Against           Abstain
                              ---              -------           -------

                          15,103,186           94,020             4,750


Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)    The following exhibits are included herein:

       4.13 Amendment No. 1 to Amended & Restated Option to Purchase Common Stock of Stonepath Group, Inc. granted to Dennis L. Pelino, effective as of July 3, 2002. (1)

       4.14 Non-Qualified Stock Option Agreement between the Company and Dennis L. Pelino dated July 3, 2002. (1)

       4.27 Non-Qualified Stock Option Agreement between the Company and Stephen M. Cohen dated July 3, 2002.

       4.28 Non-Qualified Stock Option Agreement between the Company and Bohn
            H. Crain dated July 3, 2002

(1) Incorporated by reference to Registrant's Current Report on Form 8-K dated July 15, 2002.


(b) The Company filed the following Current Reports on Form 8-K during the three-month period ended June 30, 2002:

       (i)    Current Report on Form 8-K, dated April 4, 2002.
              The Company filed the foregoing Current Report on Form 8-K reporting under Item 2 the acquisition of Global
              Transportation Services, Inc.

       (ii)   Current Report on Form 8-K, dated May 15, 2002.
              The Company filed the foregoing Current Report on Form 8-K reporting under Item 5 that it had secured a $15.0 million revolving credit facility from LaSalle Business Credit, Inc.

       (iii)  Current Report on Form 8-K, dated May 30, 2002.
              The Company filed the foregoing Current Report on Form 8-K reporting under Item 2 the acquisition of United American Acquisitions and Management, Inc., d/b/a United American Freight, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            STONEPATH GROUP, INC.


Date:  August 14, 2002                      /s/   Dennis L. Pelino
                                            ----------------------
                                            Dennis L. Pelino
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


Date:  August 14, 2002                      /s/   Bohn H. Crain
                                            -------------------
                                            Bohn H. Crain
                                            Chief Financial Officer


Date:  August 14, 2002                      /s/   Thomas L. Scully
                                            ----------------------
                                            Thomas L. Scully
                                            Vice President - Finance and
                                            Principal Accounting Officer