Form 10-Q
period 2002-09-30
STONEPATH GROUP INC
filed 2002-11-14
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2002

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


                        Two Penn Center Plaza, Suite 605
                             Philadelphia, PA 19102
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (215) 564-9193
                                                           --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 23,416,539 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at November 6, 2002.

                              STONEPATH GROUP, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at September 30, 2002 (Unaudited)
                  and December 31, 2001 ................................................1

                  Consolidated Statements of Operations (Unaudited)
                  Three and nine months ended September 30, 2002 and 2001...............2

                  Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended September 30, 2002 and 2001 ........................3

                  Notes to Consolidated Financial Statements ...........................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......................13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........22

         Item 4.  Controls and Procedures  ............................................22


Part II. Other Information

         Item 1.  Legal Proceedings ...................................................23

         Item 2.  Changes in Securities and Use of Proceeds ...........................23

         Item 3.  Defaults Upon Senior Securities .....................................23

         Item 4.  Submission of Matters to a Vote of Security Holders .................23

         Item 5.  Other Information ...................................................23

         Item 6.  Exhibits and Reports on Form 8-K ....................................24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets

                                 Assets                                  September 30, 2002    December 31, 2001
                                                                         ------------------    -----------------
                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                 $    132,804         $ 15,227,830
  Accounts receivable, net                                                    19,872,973            7,303,426
  Loans receivable from related parties                                          133,342               64,589
  Prepaid expenses                                                               768,108              618,873
  Net assets of discontinued operations                                          300,000              415,845
                                                                            ------------         ------------

                  Total current assets                                        21,207,227           23,630,563

Goodwill                                                                      20,812,114           14,437,816
Furniture and equipment, net                                                   2,542,463            1,737,603
Acquired intangibles, net                                                      1,869,000              970,000
Other assets                                                                     989,748              289,574
                                                                            ------------         ------------

                                                                            $ 47,420,552         $ 41,065,556
                                                                            ============         ============



                 Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                          $ 10,070,213         $  5,353,656
  Accrued payroll and related expenses                                           787,253            1,427,315
  Accrued expenses                                                             1,490,128            1,590,272
                                                                            ------------         ------------

                         Total liabilities                                    12,347,594            8,371,243
                                                                            ------------         ------------

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
     Series C, convertible, issued and outstanding: 3,750,479 shares                   -                3,750
     Series D, convertible, issued and outstanding: 360,745 shares
     (Liquidation preference: $21,644,700 at September 30, 2002)                     361                    -
   Common stock, $.001 par value, 100,000,000 shares authorized;
     issued and outstanding: 23,380,289 shares and 20,903,110 shares,
     respectively                                                                 23,380               20,903
   Additional paid-in capital                                                196,082,638          210,730,999
   Accumulated deficit                                                      (160,893,207)        (177,849,701)
   Deferred compensation                                                        (140,214)            (211,638)
                                                                            ------------         ------------

                            Total stockholders' equity                        35,072,958           32,694,313
                                                                            ------------         ------------

                                                                            $ 47,420,552         $ 41,065,556
                                                                            ============         ============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                              Three months ended September 30,   Nine months ended September 30,
                                                                   2002             2001             2002             2001
                                                               ------------     ------------     -------------    -------------
Revenue                                                        $ 42,586,127     $         --     $  85,780,057    $          --
Cost of purchased transportation                                 30,728,416               --        60,825,185               --
                                                               ------------     ------------     -------------    -------------
Net revenues                                                     11,857,711               --        24,954,872               --

Personnel costs                                                   5,595,409          373,521        12,715,404        3,325,266
Other selling, general and administrative costs                   3,918,930          629,655        10,410,789        1,805,295
                                                               ------------     ------------     -------------    -------------
Income (loss) from operations                                     2,343,372       (1,003,176)        1,828,679       (5,130,561)

Other income (expense)
     Interest income                                                  9,088          326,145            82,347        1,175,536
     Other income (expense)                                          69,855               --           105,320               --
                                                               ------------     ------------     -------------    -------------
Income (loss) from continuing operations before income taxes      2,422,315         (677,031)        2,016,346       (3,955,025)

Income taxes                                                         80,000               --            80,000               --
                                                               ------------     ------------     -------------    -------------

Income (loss) from continuing operations                          2,342,315         (677,031)        1,936,346       (3,955,025)

Discontinued operations:
     Loss from discontinued operations                                   --       (1,845,232)               --       (9,574,607)
                                                               ------------     ------------     -------------    -------------
Net income (loss)                                                 2,342,315       (2,522,263)        1,936,346      (13,529,632)

Preferred stock dividends
     Dividends for Series C preferred stock                        (173,004)        (918,660)       (1,952,892)      (3,238,502)
     Conversion from Series C to Series D                        16,973,040               --        16,973,040               --
                                                               ------------     ------------     -------------    -------------
Net preferred stock dividends                                    16,800,036         (918,660)       15,020,148       (3,238,502)
                                                               ------------     ------------     -------------    -------------

Net income (loss) attributable to common stockholders          $ 19,142,351     $ (3,440,923)    $  16,956,494    $ (16,768,134)
                                                               ============     ============     =============    =============
Basic net income (loss) per common share
     Continuing operations                                     $       0.83     $      (0.08)    $        0.78    $       (0.35)
     Discontinued operations                                             --            (0.09)               --            (0.47)
                                                               ------------     ------------     -------------    -------------
Basic net income (loss) per common share                       $       0.83     $      (0.17)    $        0.78    $       (0.82)
                                                               ============     ============     =============    =============
Diluted net income (loss) per common share
     Continuing operations                                     $       0.08     $      (0.08)    $        0.07    $       (0.35)
     Discontinued operations                                             --            (0.09)               --            (0.47)
                                                               ------------     ------------     -------------    -------------
Diluted net income (loss) per common share                     $       0.08     $      (0.17)    $        0.07    $       (0.82)
                                                               ============     ============     =============    =============

Basic weighted average common shares outstanding                 23,044,277       20,480,285        21,727,030       20,463,909
                                                               ============     ============     =============    =============
Diluted weighted average common shares and
     common share equivalents outstanding                        28,374,323       20,480,285        28,704,801       20,463,909
                                                               ============     ============     =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                 Nine months ended September 30,
                                                                                ---------------------------------
                                                                                   2002                  2001
                                                                                -----------          ------------
Cash flows from operating activities:
     Net income (loss)                                                          $ 1,936,346          $(13,529,632)
      Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
       Depreciation and amortization                                                715,835               107,165
       Stock-based compensation - continuing operations                              74,617             2,348,196
       Loss on disposal of furniture and equipment                                    4,560                     -
       Discontinued operations - working capital changes and non-cash items               -             8,637,031
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                       (4,282,515)                    -
       Interest receivable                                                                -                15,000
       Prepaid expenses                                                             (42,771)               60,750
       Other assets                                                                 (84,621)             (254,610)
       Accounts payable and accrued expenses                                     (2,471,152)             (414,606)
                                                                                -----------          ------------
                 Net cash used in operating activities                           (4,149,701)           (3,030,706)
                                                                                -----------          ------------

Cash flows from investing activities:
       Purchases of businesses, net of cash received                            (10,065,984)                    -
       Purchases of furniture and equipment                                      (1,012,024)                    -
       Proceeds from sale of furniture and equipment                                      -                32,926
       Loans made to related party                                                 (350,000)                    -
       Discontinued operations:
          Advances to affiliate companies of discontinued operations                      -              (552,000)
          Purchase of available for sale securities                                       -              (452,900)
          Collections on advances to affiliate companies of
          discontinued operations                                                         -             1,000,000
          Acquisition of ownership interests in affiliate companies of
          discontinued operations                                                         -              (200,000)
          Proceeds from sale of ownership interests in affiliate companies          115,000             5,979,199
                                                                                -----------          ------------
                 Net cash (used in) provided by investing activities            (11,313,008)            5,807,225
                                                                                -----------          ------------

Cash flows from financing activities:
       Issuance of common stock upon exercise of options and warrants               367,683                     -
                                                                                -----------          ------------
                 Net cash provided by financing activities                          367,683                     -
                                                                                -----------          ------------
                 Net (decrease) increase in cash and cash equivalents           (15,095,026)            2,776,519

Cash and cash equivalents at beginning of year                                   15,227,830            29,099,651
                                                                                -----------          ------------
Cash and cash equivalents at end of period                                      $   132,804          $ 31,876,170
                                                                                ===========          ============

     See accompanying notes to unaudited consolidated financial statements.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2002. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis.

Certain prior period amounts have been reclassified to conform to the current presentation.

(2) Current Year Acquisitions

On April 4, 2002, the Company acquired all of the issued and outstanding common shares of Global Transportation Services, Inc. ("Global"), a Seattle-based provider of international air and ocean logistics services, for $5,000,000 in cash, plus contingent consideration of up to an additional $7,000,000 payable over five years based on Global's future financial performance. With the closing of the transaction, the Company established its international platform for services between the Far East, the United States and Europe. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Global are included in the accompanying unaudited consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition expenses of $207,313 but excluding the contingent consideration described above, was $5,207,313. The following table summarizes the fair value of the assets acquired and liabilities assumed at April 4, 2002 (in thousands):


                   Current assets                                 $   3,664
                   Furniture and equipment                              169
                   Other assets                                         149
                   Intangible assets                                    550
                   Goodwill                                           3,965
                                                                  ----------
                      Total assets acquired                           8,497
                                                                  ----------

                   Current liabilities                                3,290
                                                                  ----------
                      Total liabilities assumed                       3,290
                                                                  ----------

                   Net assets acquired                            $   5,207
                                                                  ==========

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


On May 30, 2002, the Company acquired all of the issued and outstanding common shares of United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. ("United American"), a Detroit-based provider of expedited transportation services focusing on the automotive industry. The purchase price was valued at up to $16,100,000, consisting of cash of $5,100,000 at closing plus contingent consideration of up to an additional $11,000,000 payable over four years based on United American's future financial performance. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of United American are included in the accompanying unaudited consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition expenses of $46,465 but excluding the contingent consideration described above, was $5,146,465. The following table summarizes the fair value of the assets acquired and liabilities assumed at May 30, 2002 (in thousands):

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
                                                                  ==========


On October 1, 2002 the Company acquired Transport Specialists, Inc. ("TSI"), a Northern Virginia-based privately held provider of expedited domestic and international transportation services. The TSI transaction is intended to capitalize on TSI's existing base of government contract work in the Washington metropolitan area and serve as a supplement to an existing Company-operated facility in that area. The purchase price was valued at up to $1,100,000, consisting of cash of $526,000 paid at closing, including $126,000 to retire certain indebtedness and a three-year earn-out arrangement based upon the future financial performance of TSI. Since this acquisition was accounted for using the purchase method of accounting for business combinations, the results of operations of TSI will be included in our consolidated financial statements for the period subsequent to October 1, 2002.

(3) Discontinued Operations

From inception through the first quarter of 2001, the Company's principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications.

On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company's former business of investing in early-stage technology companies, since these investments were incompatible with the Company's current strategy of building a global integrated logistics services organization. The Company intends to complete the plan within fiscal 2002. Therefore, for financial reporting purposes, the assets, liabilities, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company's unaudited consolidated financial statements as discontinued operations. The financial statements of prior periods have been reclassified to reflect this presentation.

On June 18, 2002, the Company sold its investment in Asset Exchange for cash of $115,000 which approximated its carrying value.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


(4) Goodwill and Other Intangible Assets - Adoption of SFAS No. 142

The following table reconciles net income (loss) and net income (loss) per share as reflected in the accompanying unaudited consolidated financial statements to the amounts that would have been reported had Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, been adopted as of January 1, 2001. Such adjustments relate only to discontinued operations.

                                                                               For the Three Months Ended September 30,
                                                                                --------------------------------------

                                                                                   2002                      2001
                                                                                ------------            --------------
  Reported net income (loss) attributable to
  common stockholders                                                           $ 19,142,351            $   (3,440,923)
  Add back:  Amortization of goodwill related to equity method
  investments                                                                              -                    26,640
                                                                                ------------            --------------
  Adjusted net income (loss) attributable to common stockholders                $ 19,142,351            $   (3,414,283)
                                                                                ============            ==============

  Basic net income (loss) per share:
  Reported basic net income (loss) per common share                             $       0.83            $        (0.17)
  Goodwill amortization                                                                    -                         -
                                                                                ------------            --------------
  Adjusted basic net income (loss) per common share                             $       0.83            $        (0.17)
                                                                                ============            ==============

  Diluted net income (loss) per share:
  Reported diluted net income (loss) per common share                           $       0.08            $        (0.17)
  Goodwill amortization                                                                    -                         -
                                                                                ------------            --------------

  Adjusted diluted net income (loss) per common share                           $       0.08            $        (0.17)
                                                                                ============            ==============


                                                                                For the Nine Months Ended September 30,
                                                                                --------------------------------------
                                                                                   2002                      2001
                                                                                ------------            --------------
  Reported net income (loss) attributable to
  common stockholders                                                           $ 16,956,494            $  (16,768,134)
  Add back:  Amortization of goodwill related to equity method
  investments                                                                              -                 1,036,440
                                                                                ------------            --------------
  Adjusted net income (loss) attributable to common stockholders                $ 16,956,494            $  (15,731,694)
                                                                                ============            ==============

  Basic net income (loss) per share:
  Reported net income (loss) per common share                                   $       0.78            $        (0.82)
  Goodwill amortization                                                                    -                      0.05
                                                                                ------------            --------------

  Adjusted net income (loss) per common share                                   $       0.78            $        (0.77)
                                                                                ============            ==============

  Diluted net income (loss) per share:
  Reported diluted net income (loss) per common share                           $       0.07            $        (0.82)
  Goodwill amortization                                                                    -                      0.05
                                                                                ------------            --------------
  Adjusted diluted net income (loss) per common share                           $       0.07            $        (0.77)
                                                                                ============            ==============

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


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

On October 12, 2000, Emergent Capital Investment Management, LLC (the "plaintiff") filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, the plaintiff alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20,000,000 and the Company actually raised $50,000,000. The plaintiff seeks a return of its $2,000,000 purchase price of Series C shares and damages in the amount of $1,700,000. In June of 2001, the Company moved for summary judgment in this case.

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

On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant the plaintiff an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. The plaintiff thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which is currently pending. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend this action.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

The Company may in the future incur non-cash charges to its earnings as a result of certain modifications made to the options originally awarded to its Chief Executive Officer on June 21, 2001. On October 5, 2001, February 28, 2002 and July 3, 2002, the Company modified the existing option arrangements with its Chief Executive Officer such that, effective as of July 3, 2002, vesting of the options to purchase 1,800,000 shares of the Company's common stock was fully accelerated. Based on the excess of the trading price of the common stock on the dates of the modifications over the exercise price, the Company could incur a non-cash charge to its earnings of approximately $870,000 if the Chief Executive Officer leaves the employment of the Company prior to the vesting dates specified in the original option grant.


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

At the request of the largest holder of Series C Preferred Stock (because of legal limitations in its governing instruments which prevent it from holding investments in common stock), the Company expanded the exchange transaction to include an additional alternative. Holders of the Series C Preferred Stock as of the conversion date were provided with the alternative of exchanging the common stock issuable upon conversion of the Series C Preferred Stock, the additional warrants and re-priced warrants, for shares of a newly designated Series D Convertible Preferred Stock.

As a result of the exercise of these rights by the holders of the Series C Preferred Stock, as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44,600,000 in liquidation preferences, together with warrants to purchase 149,457 shares of our common stock, were surrendered and retired in exchange for a combination of securities consisting of:

o 1,911,071 shares of common stock;
o 1,543,413 warrants to purchase common stock at an exercise price of $1.00; and
o 360,745 shares of Series D Convertible Preferred Stock which are convertible into 3,607,450 shares of common stock.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


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

Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", requires that the excess of the carrying amount of preferred stock over the fair value of the consideration transferred to the holders of the preferred stock should be added to net earnings. The Series C Preferred Stock which was converted into Series D Preferred Stock had a carrying value of approximately $21,645,000. The Company obtained an independent appraisal which valued the Series D Preferred Stock at approximately $4,672,000. Accordingly, the Company added $16,973,000, the excess of the carrying value of the Series C Preferred Stock over the fair value of the Series D Preferred Stock, to its net income for purposes of computing net income attributable to common stockholders for the three- and nine-month periods ended September 30, 2002. The exchange transaction had no effect on the current cash flows of the Company.

The holders of the Series C Preferred Stock earned 162,741 and 223,011 additional shares of Series C Preferred Stock from payment of dividends during the nine-month periods ended September 30, 2002 and 2001, respectively. No further dividends are payable on the Series C Preferred Stock after July 18, 2002. At September 30, 2002 no shares of Series C Preferred Stock were outstanding due to the completion of the exchange transaction.

Preferred Stock Dividends

The components of preferred stock dividends are as follows:

                                                             Three months                            Nine months
                                                          ended September 30,                    ended September 30,
                                                   --------------------------------        ------------------------------
                                                       2002                 2001              2002               2001
                                                   -----------          -----------        -----------      -------------
        Series C Preferred Stock dividend
          payable in kind                          $  (173,004)         $  (918,660)       $(1,952,892)     $  (2,676,132)
        Conversion from Series C
          to Series D                               16,973,040                    -         16,973,040                  -

        Issuance of contingent warrants                      -                    -                  -           (562,370)
                                                   -----------          -----------        -----------      -------------
                                                   $16,800,036          $  (918,660)       $15,020,148      $  (3,238,502)
                                                   ===========          ===========        ===========      =============

The Series C Preferred Stock dividend was payable in additional shares on a quarterly basis and therefore did not represent a cash obligation of the Company. Subsequent to and effective with the conversion of the Series C Preferred Stock on July 18, 2002, no further dividends will be paid on the Series C Preferred Stock.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002



(7) Revolving Credit Facility

To ensure adequate financial flexibility, in May 2002, the Company secured a $15,000,000 revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. The Company expects that the cash flow from operations of the subsidiaries will be sufficient to support the corporate overhead of Stonepath and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with the acquisitions. Therefore, it is anticipated that the primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At September 30, 2002, based on available collateral and outstanding letter of credit commitments, there was $14,840,000 available for borrowing under the Facility.


(8) Deferred Compensation

       The components of deferred compensation are as follows:


           Balance at January 1, 2002                        $211,638
             Additions to deferred compensation                 3,193
             Amortization to stock-based compensation         (74,617)
                                                             --------
           Balance at September 30, 2002                     $140,214
                                                             ========

Stock-based compensation is reflected in the accompanying unaudited consolidated financial statements as follows:

                                                           Three months                        Nine months
                                                        ended September 30,                ended September 30,
                                                  -----------------------------       ------------------------------
                                                     2002               2001             2002               2001
                                                  ---------          ----------       ---------          -----------
        Personnel costs                           $  26,335          $  192,321       $  74,617          $ 2,348,196

        Loss from discontinued
            operations                                    -             528,195               -            1,021,210
                                                  ---------          ----------       ---------          -----------
                     Total                        $  26,335          $  720,516       $  74,617          $ 3,369,406
                                                  =========          ==========       =========          ===========

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


(9) Stock Options

On July 3, 2002, the Company issued options to purchase 2,500,000 shares of its common stock at an exercise price of $1.30 per share which represented a 20% premium over the quoted market price of $1.08 on the date of grant.

On September 5, 2002, the Company issued options to purchase 613,000 shares of its common stock at an exercise price of $1.30 per share which represented a 15% premium over the quoted market price of $1.13 on the date of grant.

(10) Income (Loss) per Common Share

Net income (loss) per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires presentation of basic net income (loss) per common share and diluted net income (loss) per common share. Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed in the same manner as basic net income (loss) per common share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options and warrants (using the treasury stock method) and (2) shares of our convertible preferred stock, after eliminating preferred dividends from net income (loss) attributable to common stockholders. Anti-dilutive instruments are not considered in this calculation. Options and warrants to purchase 5,084,796 shares of common stock at a range of $1.21 to $17.50 were outstanding during the three months ended September 30, 2002 but were excluded from the computation of diluted net income per common share because the exercise prices exceeded the average market price of the common stock during the period. Options and warrants to purchase 1,786,796 shares of common stock at a range of $1.69 to $17.50 were outstanding during the nine months ended September 30, 2002 but were excluded from the computation of diluted net income per common share because the exercise prices exceeded the average market price of common stock during the period. For the three- and nine-month periods ended September 30, 2001, the effect of the stock options, warrants and convertible preferred stock amounting to 16,278,700 shares, was anti-dilutive in the calculation of the net loss per common share.

(11) Segment Information

The following table provides selected historical financial information for the Company's business segments. Prior to April 4, 2002, the Company operated solely in the domestic segment.


                                                                                          UNAUDITED
                                                        ----------------------------------------------------------------------------
                                                        Domestic          International                Parent          Consolidated
                                                       ----------        ---------------              --------        --------------
                                                                                       (In thousands)
Three months ended September 30, 2002:
     Revenues                                           $ 20,342             $ 22,244                  $      -          $ 42,586
                                                        ========             ========                  ========          ========
     Net revenues                                          7,280                4,578                         -            11,858
                                                        ========             ========                  ========          ========
     Income (loss) from operations                         1,161                1,502                      (320)            2,343
                                                        ========             ========                  ========          ========
     Net income (loss)                                     1,151                1,503                      (312)            2,342
                                                        ========             ========                  ========          ========


Nine months ended September 30, 2002:
     Revenues                                           $ 47,098             $ 38,682                  $      -          $ 85,780
                                                        ========             ========                  ========          ========
     Net revenues                                         17,235                7,720                         -            24,955
                                                        ========             ========                  ========          ========
     Income (loss) from operations                         1,127                1,889                    (1,187)            1,829
                                                        ========             ========                  ========          ========
     Net income (loss)                                     1,119                1,890                    (1,073)            1,936
                                                        ========             ========                  ========          ========

Total assets:

     September 30, 2002                                 $ 16,811             $  6,852                  $ 23,758          $ 47,421
                                                        ========             ========                  ========          ========

Parent total assets consist primarily of goodwill arising from our acquisitions. Such goodwill has not yet been pushed down to the Company's operating units.

The following table provides selected pro forma financial information for the Company's business segments. Information with respect to the Company's results from continuing operations is presented on a pro forma basis as if the acquisitions of M.G.R., Inc., d/b/a Air Plus (acquired on October 4, 2001), Global and United American had all occurred on January 1, 2001. The pro forma information is not necessarily indicative of the results that would have occurred if the transactions had occurred on January 1, 2001.


                                                                                          UNAUDITED
                                                        ----------------------------------------------------------------------------
                                                        Domestic          International                Parent          Consolidated
                                                       ----------        ---------------              --------        --------------
                                                                                       (In thousands)
Three months ended September 30, 2002 (pro forma):
     Revenues                                           $ 20,342             $ 22,244                  $      -          $ 42,586
                                                        ========             ========                  ========          ========
     Net revenues                                          7,280                4,578                         -            11,858
                                                        ========             ========                  ========          ========
     Income (loss) from operations                         1,161                1,502                      (320)            2,343
                                                        ========             ========                  ========          ========
     Net income (loss)                                     1,151                1,503                      (312)            2,342
                                                        ========             ========                  ========          ========


Three months ended September 30, 2001 (pro forma):
     Revenues                                           $ 15,569             $ 16,313                  $      -          $ 31,882
                                                        ========             ========                  ========          ========
     Net revenues                                          6,741                2,999                         -             9,740
                                                        ========             ========                  ========          ========
     Income (loss) from operations                           776                  390                      (238)              928
                                                        ========             ========                  ========          ========
     Net income (loss)                                       369                  393                      (238)              524
                                                        ========             ========                  ========          ========


Nine months ended September 30, 2002 (pro forma):
     Revenues                                           $ 57,185             $ 51,424                  $      -          $108,609
                                                        ========             ========                  ========          ========
     Net revenues                                         18,442               11,238                         -            29,680
                                                        ========             ========                  ========          ========
     Income (loss) from operations                         1,935                2,933                      (762)            4,106
                                                        ========             ========                  ========          ========
     Net income (loss)                                     1,710                2,936                      (641)            4,005
                                                        ========             ========                  ========          ========

Nine months ended September 30, 2001 (pro forma):
     Revenues                                           $ 50,493             $ 42,573                  $      -          $ 93,066
                                                        ========             ========                  ========          ========
     Net revenues                                         18,271                8,196                         -            26,467
                                                        ========             ========                  ========          ========
     Income (loss) from operations                         1,322                  542                    (2,836)             (972)
                                                        ========             ========                  ========          ========
     Net income (loss)                                       886                  549                    (2,836)           (1,401)
                                                        ========             ========                  ========          ========

Total assets:

     September 30, 2002                                 $ 16,811             $  6,852                  $ 23,758          $ 47,421
                                                        ========             ========                  ========          ========

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenues consistent with recent results, (ii) our ability to sustain our recent profitability by maintaining overall operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share; (iv) our ability to obtain the additional capital necessary to make additional cash acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize common stock to facilitate our acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the dilution upon the conversion or exercise of outstanding convertible securities, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company's operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve,
(xiv) regional disruptions in transportation, such as those recently experienced on the West Coast of the United States, and (xv) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements, including our Annual Report on Form 10-K filed on March 29, 2002 and our Registration Statement on Form S-3 (Registration No. 333-91240). We have assumed, for the purpose of our forward-looking statements, that each of our operating companies will achieve, on a stand-alone basis, that level of net income necessary to fully achieve the earn-out payments under its acquisition agreement. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. We manage and arrange the domestic and international movement of raw materials, supplies, components and finished goods for our customers as their outsourced logistics solution. These services are offered through our domestic and international air and ground freight forwarding business. In addition to our time-definite transportation services, we also provide a broad range of value added supply chain management services including customs brokerage, warehousing, order fulfillment and inventory management. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 19 major metropolitan areas in North America including Puerto Rico and an extensive network of over 200 independent carriers. Through our international platform, we manage our customers' supply chains through Global Transportation Services, Inc. ("Global") with headquarters in Seattle, and additional logistics centers in Los Angeles, Chicago, New York, Miami, and Minneapolis, and through an array of international agent partners.

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

Our strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. As a non-asset based provider of third party logistics services, we can focus on optimizing the transportation solution for our customers, rather than on our own asset utilization. Our non-asset based approach allows us to maintain a high level of operating flexibility and leverage a cost structure that is highly variable in nature.

Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate organic organizational growth. The business risks associated with these factors are identified or referred to above under our "Cautionary Statement for Forward-Looking Statements".

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

On April 4, 2002, we acquired Global, a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The Global acquisition established our international logistics platform. The total value of the transaction was $12.0 million, consisting of cash of $5.0 million paid at closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of Global. Since this acquisition was accounted for using the purchase method of accounting for business combinations, the results of operations of Global are included in our unaudited consolidated financial statements for the period subsequent to April 4, 2002.

On May 30, 2002 we acquired United American Freight Services, Inc. ("United American"), a Detroit-based privately held provider of expedited transportation services. The United American transaction provides us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. Since this acquisition was accounted for using the purchase method of accounting for business combinations, the results of operations of United American are included in our unaudited consolidated financial statements for the period subsequent to May 30, 2002.

On October 1, 2002 we acquired Transport Specialists, Inc. ("TSI"), a Northern Virginia-based privately held provider of expedited domestic and international transportation services. The TSI transaction is intended to capitalize on TSI's existing base of government contract work in the Washington metropolitan area and serve as a supplement to an existing Company-operated facility in that area. The purchase price was valued at up to $1.1 million, consisting of cash of $526,000 paid at closing, including $126,000 to retire certain indebtedness, and a three-year earn-out arrangement based upon the future financial performance of TSI. Since this acquisition was accounted for using the purchase method of accounting for business combinations, the results of operations of TSI will be included in our consolidated financial statements for the period subsequent to October 1, 2002.

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

As a non-asset based provider of third party logistics services, we seek to limit our investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide us with favorable rates, minimum service levels, capacity assurances and priority handling status. The volume of our flow of freight enables us to negotiate attractive pricing with our transportation providers.

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

Management believes that net revenues are also an important measure of economic performance in that they provide for a comparison between the Company's transportation-based revenues and fee-based activities. Net revenues represent the Company's fee-based activities, after giving effect to the cost of purchased transportation. In addition, management believes measuring its operating costs as a function of net revenues provides a useful metric as the Company's ability to control costs as a function of net revenues directly impacts operating earnings. With respect to the Company's services other than freight transportation, net revenues are identical to revenues.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the unaudited consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, and the establishment of the allowance for doubtful accounts.

Goodwill arising from our acquisitions is not amortized, but instead will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangibles arising from those transactions are amortized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. The Company cannot guarantee that there will not be impairments in future periods.

The Company maintains reserves for specific and general allowances against accounts receivable. The specific reserves are established on a case-by-case basis by management and the credit manager. A general reserve is established for all other accounts receivable, based on a specified percentage of the accounts receivable balance. Management continually assesses the adequacy of the recorded allowance for doubtful accounts, based on its knowledge concerning the customer base. While credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

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

This decision occurred in conjunction with our June 21, 2001 appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Mr. Pelino brings to us over 25 years of logistics experience, including as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

Results of Operations

Basis of Presentation

The following analysis of our results of operations discusses only our ongoing operations due to the significant change in our business. Accordingly, no comparative analysis has been presented for the historical periods ended September 30, 2001, as it would provide no meaningful data with respect to ongoing operations.

Results of Operations - Actual

Revenues for the third quarter were $42.6 million, with net income of $2.3 million, which reflects the operations of Air Plus, Global and United American for the entire period. Net income reported above does not include a non-cash net benefit of $16.8 million associated with the restructuring of the Series C preferred stock, after giving effect to $173,000 in preferred stock dividends. Net revenues for the third quarter were $11.9 million. Revenues for the nine months ended September 30, 2002 were $85.8 million, with net income of $1.9 million, which reflects the operations of Air Plus for the full fiscal period, Global for six months and United American for four months. Net income reported above does not include a non-cash net benefit of $15.0 million associated with the restructuring of the Series C preferred stock, after giving effect to the $2.0 million in preferred stock dividends. Net revenues for the nine months ended September 30, 2002 were $25.0 million.

Personnel costs represent 47.2% and 51.0% of net revenues for the three months and nine months ended September 30, 2002, respectively. Management anticipates further improvements in these percentage relationships as the Company expands its services through acquisitions and organic growth.

Other selling, general and administrative costs represent 33.0% and 41.7% of net revenues for the three months and nine months ended September 30, 2002, respectively. Although the absolute dollar amounts may increase in the future as we acquire additional companies and grow internally, management expects the percentage relationship to continue to improve as we aggressively manage our operating costs.

Results of Operations - Pro Forma

The following tables show the unaudited pro forma consolidated gross and net revenues attributable to the Company's principal services and the Company's unaudited pro forma consolidated operating expenses for the three- and nine-month periods ended September 30, 2002 and 2001, expressed as percentages of net revenues. These pro forma analyses are presented as if we had discontinued our former business model and acquired Air Plus, Global and United American as of January 1, 2001. The pro forma results reflect the combination of the historical results of operations of Air Plus, Global, United American and Stonepath as adjusted to reflect contractual adjustments of officers' compensation at the acquired companies, to reflect amortization of acquired intangibles and to reflect a reduction in investment income due to lower cash balances as a result of the acquisitions. The pro forma results exclude losses associated with the discontinued operations of Stonepath.

                                                                 Pro Forma (dollars in thousands)
                               -----------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)

                                       Three months ended September 30,                       Nine months ended September 30,
                               -----------------------------------------------    --------------------------------------------------
                                       2002                      2001                      2002                       2001
                               ----------------------   ----------------------    -----------------------    -----------------------
                                           Percent of               Percent of                 Percent of                Percent of
                                Amount       revenue     Amount      revenue        Amount       revenue       Amount      revenue
Revenues                       $ 42,586      100.0%     $ 31,882      100.0%      $ 108,608      100.0%       $ 93,066      100.0%
Cost of purchased
transportation                   30,728       72.2%       22,142       69.4%         78,928       72.7%         66,599       71.6%
                               --------      ------     --------       ----       ---------      ------       --------       ----
Net revenues                   $ 11,858       27.8%     $  9,740       30.6%      $  29,680       27.3%       $ 26,467       28.4%
                               ========      ======     ========       ====       =========      ======       ========       ====

                                                                 Pro Forma (dollars in thousands)
                               -----------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)

                                       Three months ended September 30,                       Nine months ended September 30,
                               -----------------------------------------------    --------------------------------------------------
                                       2002                      2001                      2002                       2001
                               ----------------------   ----------------------    -----------------------    -----------------------
                                           Percent of               Percent of                 Percent of                 Percent of
                                               net                      net                        net                       net
                                Amount       revenue     Amount       revenue       Amount       revenue       Amount      revenue
Net revenues                   $ 11,858      100.0%     $  9,740      100.0%      $  29,680      100.0%       $ 26,467      100.0%

Personnel costs                   5,595       47.2%        4,635       47.6%         14,285       48.1%         14,786       55.9%
Other selling,
  general and
  administrative costs            3,919       33.0%        4,176       42.9%         11,289       38.0%         12,653       47.8%
                               --------      ------     --------      ------      ---------      ------       --------      ------

Income (loss) from
  operations                      2,344       19.8%          929        9.5%          4,106       13.8%           (972)      (3.7%)

Other income (expense)
  Interest income                     9        0.1%           11        0.1%              9        0.0%             (4)         -
  Other income (expense)             69        0.6%         (415)      (4.3%)            46        0.2%           (425)      (1.6%)
                               --------      ------     --------       -----      ---------      ------       --------      ------
Income (loss) before
  income taxes                    2,422       20.4%          525        5.4%          4,161       14.0%         (1,401)      (5.3%)

Income taxes                         80        0.7%            -        0.0%            156        0.5%              -           -
                               --------      ------     --------      ------      ---------      ------       --------      ------
Net income (loss)              $  2,342       19.8%     $    525        5.4%      $   4,005       13.5%       $ (1,401)      (5.3%)
                               ========      ======     ========      ======      =========      ======       ========      ======

Pro forma gross revenues increased 33.6% and 16.7% for the three- and nine-month periods ended September 30, 2002, respectively, compared with the same periods in 2001. For the three-month periods ended September 30, 2002 and 2001, purchased transportation margins were 27.8% and 30.6%, respectively and for the nine-month periods purchased transportation margins were 27.3% and 28.4%, respectively.

Pro forma net revenues increased 21.7% and 12.1% for the three- and nine-month periods ended September 30, 2002, respectively, compared with the same periods in 2001. For the third quarter, the Company's pro forma net revenue growth was driven by an increase of $1.6 million, or 74.6%, from its international operations as compared with the pro forma three-month period ended September 30, 2001. For the nine months ended September 30, 2002, the Company's international platform delivered $3.0 million or 95% of the pro forma net revenue growth, as compared with the same period in 2001, with domestic operations accounting for the balance.

Pro forma personnel costs increased 20.7% during the three-month period ended September 30, 2002 compared to the same period in 2001 due to increases in sales and staffing of six new terminals. Pro forma personnel costs decreased 3.4% during the nine-month period ended September 30, 2002 compared to the same period in 2001 due to reductions in stock-based compensation offset by increased staffing at six new terminals. Personnel costs as a percentage of net revenues decreased 0.4% and 7.8% for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the same periods in 2001. The reduced salaries as a percentage of net revenues reflect the significant reductions in stock-based compensation with current year costs coming more in line with our expected spending levels.

Other selling, general and administrative costs decreased 6.2% and 10.8% for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the same periods in 2001. The decreases noted were primarily attributed to reductions in the Company's purchase of outside services and administrative costs at our international operation. Other selling, general and administrative costs as a percentage of net revenues decreased 9.9% and 9.8% for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the same periods in 2001, as the Company leveraged net revenue increases over other operating expenses.

Other income, net, increased for the three- and nine-month periods ended September 30, 2002, as compared with the same periods in 2001, principally due to lower interest income on lower average cash balances during the periods.

Financial Outlook

Through our acquisitions of Air Plus and Global, we accomplished the first step in establishing our domestic and international service platforms. Our acquisitions of United American and TSI are examples of the types of synergistic "add-on" acquisition we envision in our acquisition strategy. They are intended to complement and enhance our existing services through new geographic markets, expansion of our services and a broadened client base.

Management estimates that the Company's net income for 2002 will be approximately $3.5 million on an estimated $125.0 million in revenues. For 2003 management estimates that the Company's net income will be in the $7.0-$8.0 million range on an estimated $180.0 million in revenues. Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) that revenue and net income will continue to grow at an annual rate that is consistent with recent results; (ii) that operating margins will remain at least at current levels; (iii) that no material economic or customer disruptions will occur; (iv)that each of our operating companies on a stand-alone basis will deliver the level of pre-tax operating income necessary to fully achieve the earn-out payments under each of their acquisition agreements; and (v) that the risks otherwise identified or referred to in our "Cautionary Statement for Forward-Looking Statements" will not have an adverse effect on operations.

Notwithstanding our expectations regarding our operating companies, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Furthermore, even though we believe these companies will achieve a certain level of earnings on an annual basis, their results are subject to seasonal trends and general economic conditions. Historically, the results of these companies have been seasonal with their first quarter results lower than other quarters. Thereafter, volume and income has accelerated for the remainder of the year, with the third and fourth quarters showing the greatest improvement.

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

The terms of our Series C Preferred Stock initially required us to use the proceeds from that offering solely for investments in early stage Internet companies. In February 2001, we received consents from the holders of more than two-thirds of our issued and outstanding shares of Series C Preferred Stock to modify this restriction to permit us to use the proceeds to make any investments in the ordinary course of our business, as from time-to-time determined by our Board of Directors, or for any other business purpose approved by our Board of Directors.

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

As a result of the exercise of these rights by the holders of our Series C Preferred Stock, as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44.6 million in liquidation preferences, together with warrants to purchase 149,457 shares of our common stock, were surrendered and retired in exchange for a combination of securities consisting of:

         o    1,911,071 shares of common stock;
         o 1,543,413 warrants to purchase common stock at an exercise price of $1.00; and
         o 360,745 shares of Series D Convertible Preferred Stock which are convertible into 3,607,450 shares of common stock.

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

Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", requires that the excess of the carrying amount of preferred stock over the fair value of the consideration transferred to the holders of the preferred stock should be added to net earnings. The Series C Preferred Stock which was converted into Series D Preferred Stock had a carrying value of approximately $21.6 million. The Company obtained an independent appraisal which valued the Series D Preferred Stock at approximately $4.7 million. Accordingly, the Company added $16.9 million, the excess of the carrying value of the Series C Preferred Stock over the fair value of the Series D Preferred Stock, to its net income for purposes of computing net income attributable to common stockholders for the three- and nine-month periods ended September 30, 2002. The exchange transaction had no effect on the current cash flows of the Company.

During the nine-month periods ended September 30, 2002 and 2001, the holders of the Series C Preferred Stock earned 162,741 and 223,011 shares from payment of dividends, respectively. No further dividends are payable on the Series C Preferred Stock after July 18, 2002. At September 30, 2002 no shares of Series C Preferred Stock were outstanding due to the completion of the exchange transaction.

We have 23.4 million shares of common stock outstanding and 39.6 million fully diluted shares outstanding. We build to our fully diluted share count as follows: 23.4 million shares of common stock outstanding, 3.6 million shares of common stock related to the Series D Preferred Stock, 3.2 million shares of common stock issuable upon exercise of investment-related warrants and 9.4 million shares of common stock issuable upon exercise of employee stock options. If all the warrants and options were exercised, the Company would receive $21.9 million in proceeds. If we were to exclude those warrants and options that have a strike price of $5 or greater, the fully diluted shares outstanding would be
38.5 million shares and proceeds on exercise would be reduced to $12.5 million.

During 2002, before changes in working capital, the Company generated positive cash from operating activities. With changes in working capital, the Company had a net use of cash from operations of $4.1 million.

The Company's cash and cash equivalents were $0.1 million at September 30, 2002, as compared to $15.2 million at December 31, 2001. The Company's working capital was $9.1 million at September 30, 2002, as compared to $15.3 million at December 31, 2001. The decrease in cash and working capital is principally attributable to the acquisitions of Global and United American and the cash used in operations.

Through its investing activities, the Company spent $5.0 million for the acquisition of Global on April 4, 2002 and $5.1 million for the acquisition of United American on May 30, 2002. On October 1, 2002, the Company acquired TSI for $0.5 million from available cash resources.

To ensure adequate financial flexibility, in May 2002 we secured a $15.0 million revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of our subsidiaries will be sufficient to support the corporate overhead of Stonepath and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At September 30, 2002, based on available collateral and outstanding letter of credit commitments, there was $14.8 million available for borrowing under our Facility.

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

The acquisition of Air Plus was completed subject to an earn-out arrangement of up to $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the twelve-month periods preceding the year of payment. However, the 2003 installment will be based on pre-tax income of $6.0 million achieved during the 15 month period from October 1, 2001 through December 31, 2002. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $6.0 million level.

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

The acquisition of United American was completed subject to an earn-out arrangement of up to $11.0 million. We agreed to pay the former United American shareholder a base earn-out amount of $1.25 million per year for four years following closing, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years during the earn-out period. In the event there is a shortfall in United American's pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other year of the earn-out period exceeds the $2.2 million level. In addition to the base earn-out amount, we also agreed to pay the former United American shareholder an additional annual earn-out payment in an amount equal to one-half of the amount by which United American's annual pre-tax income exceeds $2.2 million during the earn-out period, with such payments not to exceed $6.0 million.

The acquisition of TSI was completed subject to an earn-out arrangement of up to $600,000. We agreed to pay the former TSI shareholder an earn-out payment of $200,000 per year for three years following closing, with each installment payable in full if TSI achieves net revenue (gross revenues less cost of purchased transportation) of $1.62 million in each of the years during the earn-out period. In the event there is a shortfall in TSI's net revenue, the earn-out payment will be reduced by the pro-rata amount of such shortfall, and the TSI shareholder will be able to recover any such shortfalls to the extent that cumulative net revenues of TSI during the earn-out period exceed $4.8 million.

The following table details the Company's required annual payments assuming that the base earn-out levels are achieved:

      April 1, 2003     $ 5,000,000
               2004       7,250,000
               2005       7,250,000
               2006       6,250,000
               2007       1,000,000
               2008         250,000
                        -----------
                        $27,000,000
                        ===========

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

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the our periodic SEC reports.

In addition, since the date of our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and as updated by the description in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, there have been no material developments in any of the reported legal proceedings.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2002, we completed a private exchange transaction resulting in the restructuring of our outstanding shares of Series C Preferred Stock. In the restructuring, effective as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44.6 million in liquidation preferences, were surrendered and retired in exchange for a combination of securities consisting of (i) 1,911,071 shares of our common stock upon conversion of the Series C Preferred Stock; (ii) contingent warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 through July 18, 2005 (including an amendment to the 158,348 Series C warrants that were originally granted in March 2000 for the purpose of reducing the exercise price thereof from $26.58 to $1.00 per share and extending the exercise period from March 2003 to July 18, 2005); and (iii) 360,745 shares of a newly designated class of Series D Convertible Preferred Stock which in the future are convertible into 3,607,450 shares of the our common stock.

Each holder of our Series D Convertible Preferred Stock has the right to convert at any time all or a portion of his Series D Convertible Preferred Stock into ten (10) shares of Common Stock for each share of Series D Convertible Preferred Stock converted, subject to certain anti-dilution adjustments. Any shares of Series D Convertible Preferred Stock that are outstanding after December 31, 2004 will automatically be converted into common stock. Automatic conversion will also occur: (i) once the average closing price of our common stock is over $7.50 for thirty (30) consecutive trading days; (ii) upon a merger or sale transaction after December 31, 2003, unless the transaction otherwise provides for the exchange of the outstanding shares of Series D Convertible Preferred Stock for a like-kind preferred stock of the acquiror/surviving corporation; or
(iii) upon the affirmative vote of holders of eighty (80%) percent of the Series D Convertible Preferred Stock.

The contingent warrants and the shares of the Series D Convertible Preferred Stock were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 thereunder. The shares of our common stock issued upon conversion of our Series C Preferred Stock were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         4.27 Non-Qualified Stock Option Agreement between the Company and Stephen M. Cohen dated July 3, 2002. (Corrected version of Exhibit
              4.27 filed with Form 10-Q for the Quarter Ended June 30, 2002)

         4.28 Non-Qualified Stock Option Agreement between the Company and Bohn
              H. Crain dated July 3, 2002. (Corrected version of Exhibit 4.28 filed with Form 10-Q for the Quarter Ended June 30, 2002)

         4.29 Form of Contingent Warrant

         4.30 Form of Amendment to Series C Warrants

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed the following Current Reports on Form 8-K during the three-month period ended September 30, 2002:

         (i) Current Report on Form 8-K, dated July 3, 2002. The Company filed the foregoing Current Report on Form 8-K reporting under Item 5 the granting of new options and modification of existing options, to certain senior executive personnel.

         (ii) Current Report on Form 8-K, dated July 15, 2002. The Company filed the foregoing Current Report on Form 8-K reporting under
               Item 5 the modification of certain options granted to the Company's Chief Executive Officer.

         (iii) Current Report on Form 8-K, dated August 2, 2002. The Company filed the foregoing Current Report on Form 8-K reporting under
               Item 5 the completion of the restructuring of the Company's outstanding shares of Series C Preferred Stock.

         (iv) Current Report on Form 8-K, dated August 14, 2002. The Company filed the foregoing Current Report on Form 8-K reporting under
               Item 9 the required certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STONEPATH GROUP, INC.


Date:  November 14, 2002                     /s/ Dennis L. Pelino
                                             --------------------
                                             Dennis L. Pelino
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


Date:  November 14, 2002                    /s/ Bohn H. Crain
                                            -----------------
                                            Bohn H. Crain
                                            Chief Financial Officer & Treasurer


Date:  November 14, 2002                    /s/ Thomas L. Scully
                                            --------------------
                                            Thomas L. Scully
                                            Vice President - Finance and
                                            Principal Accounting Officer

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

      I, Dennis L. Pelino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stonepath Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002
      -----------------

BY: /s/ Dennis L. Pelino
    ----------------------
        Dennis L. Pelino
        Chief Executive Officer and
          Chairman of the Board of Directors

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

      I, Bohn H. Crain, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stonepath Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: November 14, 2002
      -----------------

BY: /s/ Bohn H. Crain
    -----------------------------------
    Bohn H. Crain
    Chief Financial Officer & Treasurer