Form 10-K
period 2002-12-31
STONEPATH GROUP INC
filed 2003-03-31
CIK 1093546

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number: 0-29413

                              STONEPATH GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                   65-0867684
                     --------                                   ----------
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                  Identification No.)

     1600 Market Street, Suite 1515, Philadelphia, PA              19103
     ------------------------------------------------              -----
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (215) 979-8370
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of each exchange on which registered:
     Common Stock, par value          American Stock Exchange
     $.001 per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the Registrant is an accelerated filer
                      (as defined in Rule 12b-2 of the Act)
                                 YES [ ] NO [X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 28, 2002 was $21,606,526 based upon the closing sale price of the Registrant's common stock on the American Stock Exchange of $1.10 on such date. See Footnote (1) below.

      The number of shares outstanding of the Registrant's common stock as of March 17, 2003 was 27,945,914.

                    Documents Incorporated by Reference: None

               Index to Exhibits appears at page 41 of this Report

----------------------
     (1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is solely for recordkeeping purposes of the Securities and Exchange Commission.
================================================================================

                                                  STONEPATH GROUP, INC.
                                               ANNUAL REPORT ON FORM 10-K
                                                FOR THE FISCAL YEAR ENDED
                                                    DECEMBER 31, 2002

                                                    TABLE OF CONTENTS

PART I................................................................................................................1
         Item 1.  Business............................................................................................1
         -------  --------
         Item 2.  Properties.........................................................................................13
         -------  ----------
         Item 3.  Legal Proceedings..................................................................................14
         -------  -----------------
         Item 4.  Submission of Matters to a Vote of Security Holders................................................15
         -------  ---------------------------------------------------

PART II..............................................................................................................15
         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters...............................15
         -------  --------------------------------------------------------------------
         Item 6.  Selected Consolidated Financial Data...............................................................18
         -------  ------------------------------------
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............20
         -------  -------------------------------------------------------------------------------------
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........................................30
         -------- ----------------------------------------------------------
         Item 8.  Financial Statements and Supplementary Data........................................................30
         -------  -------------------------------------------
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............30
         -------  -------------------------------------------------------------------------------------

PART III.............................................................................................................30
         Item 10. Directors and Executive Officers of the Registrant.................................................30
         -------- --------------------------------------------------
         Item 11. Executive Compensation.............................................................................32
         -------- ----------------------
         Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....37
         -------- ----------------------------------------------------------------------------------------------
         Item 13. Certain Relationships and Related Transactions.....................................................39
         -------- ----------------------------------------------
         Item 14. Controls and Procedures............................................................................40
         -------- -----------------------

PART IV..............................................................................................................41
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................41
         -------- ---------------------------------------------------------------

SIGNATURES...........................................................................................................72
----------

CERTIFICATIONS.......................................................................................................73
-------------

                                     PART I

      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled "Risks Particular to Our Business" and the risks discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.    Business

Overview

      We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 18 major metropolitan areas in North America, plus two international locations, and an extensive network of over 200 independent carriers and over 150 service partners strategically located around the world.

      Our strategic objective is to build a leading global logistics services organization that integrates established logistics companies with innovative technologies. To that end, we are extending our network through a combination of synergistic acquisitions and the organic expansion of our existing base of logistics operations.

      Our acquisition strategy focuses on acquiring and integrating logistics businesses that will enhance operations within our current market areas as well as extend our network to targeted locations in Asia, South America and Europe. We select acquisition targets based upon their ability to demonstrate: (1) historic levels of profitability; (2) a proven record of delivering superior time-definite distribution and other value added services; (3) an established customer base of large and mid-sized companies; and (4) opportunities for significant growth within strategic segments of our business.

      As we integrate these companies, we intend to create additional shareholder value by: (1) improving productivity through the adoption of enhanced technologies and business processes; (2) improving transportation margins by leveraging our growing purchasing power; and (3) enhancing the opportunity for organic growth by cross-selling and offering expanded services.

      Our strategy is designed to take advantage of shifting market dynamics. The third-party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, the industry is positioned for further consolidation since it remains highly fragmented, and since customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger and more diverse organizations.

      Through December 31, 2002, we have completed the following four acquisitions:

      o On October 5, 2001, we acquired M.G.R., Inc., d/b/a "Air Plus Limited" and its operating affiliates, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services (collectively, "Air Plus"). Air Plus provides the platform for our Domestic Services organization.

      o On April 4, 2002, we acquired Global Transportation Services, Inc. ("Global"), a Seattle-based privately held company that provides a full range of international air and ocean logistics services. Global provides the platform for our International Services organization.

      o On May 30, 2002, we acquired United American Freight Services, Inc. ("United American"), a Detroit-based organization as an "add-on" acquisition to our Domestic Services organization to expand our service offering to include a time definite logistics service for the automotive industry.

      o On October 1, 2002, we acquired Transport Specialists, Inc. ("TSI"), a Virginia-based organization as an "add-on" acquisition to our Domestic Services organization to broaden our client base to include various U.S. government agency and contractor relationships.

      o We are also in the process of closing a transaction that will significantly increase our presence in Asia. On March 12, 2003, we announced an agreement to acquire a 70% interest in Singapore-based G-Link Group, a "platform acquisition" that will provide the foundation for our service offering in Southeast Asia. We expect to close the transaction by no later than June 30, 2003, subject to customary closing conditions, including securing third-party and regulatory approvals and the completion of an audit for the year ended December 31, 2002.

      Beyond these immediate acquisition opportunities, we have also identified a number of additional companies that may be suitable acquisition candidates and we are in preliminary discussions with a select number of them.

Industry Overview

      As business requirements for efficient and cost-effective distribution services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses are increasingly striving to minimize inventory levels, reduce order and cash-to-cash cycle lengths, perform manufacturing and assembly operations in lowest cost locations and distribute their products throughout global markets, often requiring expedited or time-definite shipment services. Furthermore, customers are increasingly citing an efficient supply chain as a critical element in achieving financial performance. To remain competitive, successful companies need to not only achieve success in their core businesses, they must execute quickly and accurately.

      To accomplish their goals, many businesses turn to organizations providing a broad array of supply chain services. These service providers consist of freight forwarders, customs brokers, warehouse operators and other value added logistics service providers. We believe that these service providers must possess state-of-the-art technology and the ability to provide global supply chain management services to be responsive to the marketplace. Many logistics providers are now providing their customers with customized solutions for the planning and management of complex supply chains. The demand for these solutions has risen as companies continue to outsource non-core competencies, globally source goods and materials and focus on managing the overall cost of their supply chain. These trends are further facilitated by the rapid growth of technology including the growth of Web-based track and trace technology, and the ability to create electronic interfaces between the systems of service providers and their customers.

      The Company believes it can differentiate itself by focusing on time-definite supply chain solutions with capabilities across virtually every mode of transportation, as well as combining these services with other value-added logistics services, including pick-and-pack services, merge-in-transit, inventory management, Web-based order management, warehousing, reverse logistics, dedicated trucking and regional and local distribution. The Company also believes that it has a competitive advantage resulting from its extensive knowledge of logistics markets, information systems, the experience of its logistics managers and the market information it possesses from its diverse client base.

      Market penetration of third-party logistics providers ("3PLs") is still relatively low. According to industry sources, total revenue for the third-party logistics services in the U.S. was approximately $61 billion in 2001, representing about 8% of the total logistics market that could be outsourced to 3PLs. The market for third-party logistics services in the United States is expected to grow at an average rate of about 15% over the next several years, or to well over $100 billion by 2006. The total logistics market available to 3PLs in the United States is expected to grow at an average rate of about 4% over the next several years, to approximately $875 billion in 2006, from $720 billion in 2001.

      Barring the risk of international crisis and armed conflicts, we believe that the third-party logistics industry in general, and that time-definite distribution in particular, is poised for continued growth. The growth in the use of third-party logistics services is being driven by a number of factors, including:

      o Outsourcing of non-core activities. Companies are increasingly outsourcing freight forwarding, warehousing and other supply chain activities to allow them to focus on their respective core competencies. From managing purchase orders to the timely delivery of products, companies turn to 3PLs to manage these functions at a lower cost and more efficiently.

      o Globalization of trade. As barriers to international trade are reduced or eliminated, companies are increasingly sourcing their parts, supplies and raw materials from the most cost competitive suppliers throughout the world. This places a greater emphasis on international freight management and just-in-time delivery. Outsourcing of manufacturing functions to, or locating company-owned manufacturing facilities in, low cost areas of the world also results in increased volumes of world trade.

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

      o Consolidation of logistics function. As companies try to develop "partnering" relationships with fewer suppliers, they are consolidating the number of freight forwarders and supply chain management providers they use. This trend places greater pressure on regional or local freight forwarders and supply chain management providers to grow or become aligned with a global network. Larger freight forwarders and supply chain management providers benefit from economies of scale which enable them to negotiate reduced transportation rates with the carriers actually providing the transportation services and to allocate their overhead over a larger volume of transactions. Globally-integrated freight forwarders and supply chain management providers are better situated to provide a full complement of services, including pick-up and delivery, shipment via air, sea and/or ground transport, warehousing and distribution, and customs brokerage.

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

      According to a survey led by Dr. C. John Langley, Georgia Institute of Technology, third-party logistics use among North American companies increased to 78% in 2002, from 68% to 73% usage rates reported in the previous six years.

      We expect the strategic role of information technology and the demand for real-time information such as inventory visibility and order status updates to have a positive impact on our business. According to Dr. Langley's survey, of the top five information technologies which 3PLs provided to companies in 2002, 64% of the respondents utilized Web-enabled communications, a 33% increase over 2001, and 77% utilized warehouse/distribution center management technologies, a 7% increase from the previous year.

      The growing emphasis on just-in-time inventory control processes has added to the complexity and need for time-definite and other value added supply-chain services. We believe that we can continue to differentiate ourselves by combining our time-definite transportation solutions with other complementary supply chain solutions. We expect to benefit from the intense corporate focus on lower-cost services, which will positively impact those providers who have the ability to leverage relationships with numerous carriers and shippers. We also believe that we are well positioned to take advantage of the growing trend toward international freight services and time-definite domestic ground services, which have both increased in demand during the most recent economic cycle.

Our Strategic Objectives

      Our Business Strategy

      Our objective is to provide customers with comprehensive value-added logistics solutions on a global scale. We plan to achieve this goal through a combination of growth through acquisition and accelerated organic growth. We intend to carry out the following strategies.

      o Enter New and Expand Existing Markets through Acquisitions. We are pursuing an aggressive acquisition strategy to enhance our position in our current markets and to acquire operations in new markets. We anticipate expanding into new and existing markets by acquiring well-established logistics organizations that are leaders in their regional markets. In particular, we intend to focus our acquisition strategy on candidates that have historic levels of profitability, a proven record of delivering superior time-definite distribution and other value added services, an established customer base of large and mid-sized companies and the potential to benefit from the synergies offered by our acquisition strategy.

      o Accelerate Organic Growth. A key component of our strategy is to accelerate the organic growth of our existing business as well as the business of the companies we acquire. We expect that internal growth can be accelerated by cross-selling our domestic and international capabilities to our existing customer base and deploying supply chain technologies that will drive new customer acquisition.

      o Development of Identity. We are also developing the "Stonepath Logistics" brand and intend to leverage our broader set of capabilities with the goal of capturing business opportunities which would not normally be available to a regionally-oriented logistics company.

      Our Acquisition Strategy

      We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity.

      We will continue to expand our Domestic and International service platforms in the United States through a number of "add-on" acquisitions of other companies with complementary geographical and logistics service offerings. These "add-on" acquisitions are generally expected to have pre-tax operating earnings of $1.0 to $3.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets by larger public companies or to independently attempt their own public offerings. In addition, we will continue to pursue "platform" acquisitions to expand in targeted markets in Asia, South America and Europe which will further enable our global supply-chain execution capabilities and improve our overall profitability. We believe that our combined domestic and international capabilities provide a significant competitive advantage in the marketplace.

      A "platform" acquisition is defined by us as one that creates a significant new capability for the Company, or entry into a new global geography. When completing a platform acquisition, we would expect to retain the management as well as the operating, sales and technical personnel of the acquired company to maintain continuity of operations and customer service. The objective would be to increase an acquired company's revenues and improve its profitability by implementing our operating strategies for internal growth.

      An "add-on" acquisition, on the other hand, will more likely be regional in nature, will be smaller than a platform acquisition and will enable us to offer additional services or expand into new regional markets, or serve new industries. When justified by the size and service offerings of an add-on acquisition, we expect to retain the management, along with the operating, sales and technical personnel of the acquired company, while seeking to improve that company's profitability by implementing our operating strategies. In most instances where there is overlap of geographic coverage, operations acquired by add-on acquisitions can be integrated into our existing operations in that market, resulting in the elimination of duplicative overhead and operating costs.

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

      o Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong, interactive customer relationships by anticipating and focusing on our customers' needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

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

Operations

      Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding, customs brokerage and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck as well as customs brokerage, warehousing and other value-added services, such as inventory management, assembly, distribution and installation for manufacturers and retailers of commercial and consumer products.

      As a non-asset-based logistics provider, we arrange for and subcontract services on a non-committed basis to airlines, motor carriers, express companies, steamship lines and warehousing and distribution operators. By concentrating on network-based solutions, we avoid competition with logistics providers that offer dedicated outsourcing solutions for single elements of the supply chain. Such dedicated logistics companies typically provide expensive, customized infrastructure and systems for a customer's specific application and, as a result, dedicated solutions that are generally asset-intensive, inflexible and invariably localized to address only one or two steps in the supply chain. Our network-based services leverage common infrastructure and technology systems so that solutions are scaleable, replicable and require a minimum amount of customization (typically only at the interface with the customer). This non-asset ownership approach maximizes our flexibility in creating and delivering a wide range of end-to-end logistics solutions on a global basis while simultaneously allowing us to exercise significant control over the quality and cost of the transportation services provided.

      Within the logistics industry, we target specific markets in which we believe we can achieve a competitive advantage. For example, in the freight forwarding market, we arrange for the transportation of cargo that is generally larger and more complex than shipments handled by integrated carriers such as United Parcel Service and Federal Express Corporation. In addition, we provide specialized combinations of services that traditional freight forwarders cannot cost-effectively provide, including time-definite delivery requirements, direct-to-store distribution and merge-in-transit movement of products from various vendors in a single coordinated delivery to, and/or installation at, the end-user.

      Our services can be broadly classified into the following categories:

      o Freight Forwarding Services. We offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. Our basic freight forwarding business is complemented by customized and information technology-based options to meet customers' specific needs. Our Domestic Services organization offers same day, one, two, and three to five day service along with expedited ground service within North America and Puerto Rico through our network of asset based carriers. On a limited basis, we also provide motor carrier services through one of our own affiliates.

      o Customs Brokerage Services. Our International Services organization provides customs brokerage services in the United States and will provide similar services in other countries in which we choose to operate. Within each country, the rules and regulations vary along with the level of expertise that is required to perform the customs brokerage services. Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries.

      o Warehousing and Other Value Added Services. Our warehousing services primarily relate to storing goods and materials to meet our customers' production or distribution schedules. Other value added services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, inspection services, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. We receive storage charges for use of our warehouses and fees for our other services.

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

      o Web-based fulfillment solutions in which we provide order management as well as the subsequent pick, pack and shipment for our clients.

      o Value-added, high-speed, time-definite, total-destination programs that include packaging, transportation, unpacking and placement of new products and equipment.

      o Packaging, transportation, unpacking and stand installation for domestic trade shows and major expositions.

      o Reverse logistics involving the return of products from end users to manufacturers, retailers, resellers or remanufacturers, including verification of working order, defect analysis, serial number tracking, and inventory management.

Information Services

      The regular enhancement of our information systems and ultimate migration of the information systems of our acquired companies to a common set of back-office and customer facing applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments will become increasingly important and that our efforts in this area will result in competitive service advantages in winning new customers and growing business in existing accounts. In addition, through the process of centralizing our back-office operations and using our transportation management system to automate the rating, routing, tender and financial settlement processes for transportation movements, we believe we will drive significant productivity improvement across our Stonepath network.

      To execute this strategy, we have and will continue to assess technologies obtained through our acquisition strategy in combination with commercially available supply chain technologies to launch our own "best-of-breed" solution set using a combination of owned and licensed technologies. We refer to this technology set as Tech-LogisTM (or Technology in Logistics). We intend to use Tech-LogisTM to provide: (1) a customer-facing portal that unifies the look and feel of how customers, employees and suppliers work with and connect to us; (2) a robust supply chain operating system including order, inventory, transportation, warehouse, and supply chain event management for use across the organization; and (3) a common data repository for analysis and reporting to provide advanced metrics to management and our customers.

      This strategy will result in the investment of significant management and financial resources to deliver these enabling technologies and deliver financial and competitive advantage in the years ahead.

Sales and Marketing

      We market services on a global basis supported by the sales efforts of senior management, sales executives, regional managers, terminal managers and our national service centers located strategically across the United States and in select international locations.

      We seek to create long-term relationships with our clients and when achievable, to increase the quantity of business transacted with each client over time. Additionally, we have increased our emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to a very small number of logistics providers, enabling us to more effectively compete for and obtain these accounts.

      Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel, entertainment products, and household goods. For the year ended December 31, 2002, our largest customer, a national retail chain, accounted for approximately 29% of our revenues. Our next five largest customers accounted for approximately 21% of our revenue, with no one of these customers accounting for 10% or more of our revenue. As our current companies continue to diversify, and as we continue our acquisition strategy, our exposure to customer and industry concentrations should be significantly reduced.

      We have begun to place an increased emphasis on the development of a global brand platform. Over the course of 2003, we will begin to operate all of our businesses under the single global brand "Stonepath Logistics," which we believe will help us reach our organic expansion goals.

Competition and Business Conditions

      Our business is directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, acts of war, terrorism and other armed conflicts, and United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.

      The global logistics services and transportation industries are intensively competitive and are expected to remain so for the foreseeable future. We compete against other integrated logistics companies, as well as transportation services companies, consultants, information technology vendors and shippers' transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations.

      As a provider of third-party logistics services, we encounter competition from a large number of firms, much of it coming from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach as we offer. However, some of this competition comes from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services. We believe that quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise and convenience, scope of operations, customized program design and implementation and price are important competitive factors in our industry.

      Competition within the domestic freight forwarding industry is also intense. Although the industry is highly fragmented with a large number of participants, we compete most often with a relatively small number of freight forwarders with nationwide networks and the capability to provide the breadth of services offered by us. We also encounter competition from passenger and cargo air carriers, trucking companies and others. As we expand our international operations, we expect to encounter increased competition from those freight forwarders that have a predominantly international focus, including Danzas AEI Intercontinental, Expeditors International of Washington, Inc., UPS Supply Chain Solutions (a unit of United Parcel Service) and Eagle Logistics, Inc. Many of our competitors have substantially greater financial resources than we do.

      We also encounter competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As an ocean freight forwarder, we will encounter strong competition in every country in which we choose to operate. This includes competition from steamship companies and both large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. Quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in our industry.

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

      Our air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the U.S. Department of Transportation's Transportation Security Administration. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

      Our surface freight forwarding operations are subject to various federal statutes and are regulated by the Surface Transportation Board. This federal agency has broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas. The Surface Transportation Board and U.S. Department of Transportation also have the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect the operations of the Company and the motor carriers which we use to provide transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services for the Company. Our property brokerage operations similarly subject us to various federal statutes and regulation as a property broker by the Surface Transportation Board, and we have obtained a property broker license and posted a surety bond as required by federal law. Our international operations are subject to regulation by the Federal Maritime Commission, or FMC, as it regulates and licenses ocean forwarding operations. Indirect ocean carriers (non-vessel operating common carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

      Our customs brokerage operations are subject to the licensing requirements of the U.S. Treasury and are regulated by the U.S. Customs Service. Foreign customs brokerage operations are also licensed in and subject to the regulations of their respective countries.

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

Personnel

      At December 31, 2002, we had approximately 510 total employees. Approximately 410 employees were engaged principally in operations, 30 in sales and marketing, and 70 in finance, administration and management functions.

      None of our employees are covered by a collective bargaining agreement, and we believe that we have a good relationship with our employees.

Discontinued Operations

      Prior to the first quarter of 2001, our principal business was developing early-stage technology businesses with significant Internet features and applications. Largely as a result of the significant correction in the global stock markets which began during 2000, and the corresponding decrease in the valuation of technology businesses and contraction in the availability of venture financing, we changed our business strategy to focus on the acquisition of operating businesses within a particular industry segment.

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

      To reflect the change in business model, our financial statements have been presented in a manner in which the assets, liabilities, results of operations and cash flows related to our former business have been segregated from those of our continuing operations and are presented as discontinued operations.

Corporate Information

      Stonepath Group, Inc. was incorporated in Delaware in 1998. Our principal executive offices are located at 1600 Market Street, Suite 1515, Philadelphia, Pennsylvania. Our telephone number is (215) 979-8370 and our Internet website address is www.stonepath.com. We make available free of charge on our web site all materials that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials have been filed with, or furnished to, the Securities and Exchange Commission.

Segment Information

      For additional information about our business segments, see the business segment information presented in Note 15 to our Consolidated Financial Statements.

Risks Particular to our Business

   o If we are unable to profitably manage and integrate the companies we acquire or are unable to acquire additional companies, we will not achieve our growth and profit objectives.

      Our goal is to build a global logistics services organization. Realizing this goal will require the acquisition of a number of diverse companies in the logistics industry covering a variety of geographic regions and specialized service offerings. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

   o  Additional financing will be required to implement our business strategy.

      Through cash resources and our existing credit facility, we believe we have sufficient capital to implement our acquisition strategy in the short term. However, we will need additional financing to pursue our acquisition strategy in the longer term. We intend to obtain the additional financing through a combination of additional commercial debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by using shares of our common stock for all or a substantial portion of the purchase price. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more cash to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

   o Earn-out payments due in connection with our acquisitions could require us to incur additional indebtedness or issue additional equity securities.

      We are required to make significant cash payments in the future when the earn-out installments for our acquisitions become due. While we believe that a material portion of the required cash will be generated by each of the acquired subsidiaries, we most likely will have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This may require us to incur additional indebtedness or issue additional equity securities. We cannot be certain that we will be able to borrow any funds for this purpose on terms acceptable to us, if at all, or that once we incur such indebtedness, that we will be able to operate profitably. Additional indebtedness could negatively impact our cash flow and ability to make further acquisitions. Issuing additional shares of common stock or common stock equivalents to generate the required financing would increase the number of shares outstanding and further dilute the interests of our existing shareholders.

   o Our credit facility places certain limits on the type and number of acquisitions we may make.

      We have obtained a $15 million credit facility from LaSalle Business Credit, Inc. to provide additional funding for acquisitions and for our on-going working capital requirements. Under the terms of the credit facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The credit facility also limits the number of those acquisitions to four per year after the date of the facility (excluding any acquisitions made only with our stock). In the event that we were not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender's consent or retired the credit facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

   o Since we are not obligated to follow any particular criteria or standards for acquisition candidates, shareholders must rely solely on our ability to identify, evaluate and complete acquisitions.

      Even though we have developed general acquisition guidelines, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We target companies which we believe will provide the best potential long-term financial return for our shareholders and we determine the purchase price and other terms and conditions of acquisitions. Our shareholders will not have the opportunity to evaluate the relevant economic, financial and other information that we will use and consider in deciding whether or not to enter into a particular transaction.

   o The scarcity of and competition for acquisition opportunities makes it more difficult to complete acquisitions.

      There are a limited number of operating companies available for acquisition which we consider desirable. In addition, there is a high level of competition among companies seeking to acquire these operating companies. A large number of established and well-financed entities are active in acquiring the type of companies we believe are desirable. Many of these entities have significantly greater financial resources than we have. Consequently, we are at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may find it difficult to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

      o a failure to agree on the terms necessary for a transaction, such as purchase price;
      o   incompatibility of operating strategies and management philosophies;
      o   competition from other acquirers of operating companies;
      o   insufficient capital to acquire a profitable logistics company; and
      o the unwillingness of a potential acquiree to work with our management or our affiliated companies.

      If we are unable to successfully compete with other entities in acquiring the companies we target, we will not be able to successfully implement our business plan.

   o The issuance of additional securities may cause additional dilution to the interests of our existing stockholders.

      The additional financing required to fund our acquisition strategy may require us to issue additional shares of common stock or common stock equivalents to generate the required financing. For example, we recently issued 4,470,000 shares of our common stock in a private placement transaction that closed on March 6, 2003. This issuance, plus any subsequent issuances of securities, will further increase the number of shares outstanding and further dilute the interests of our existing stockholders. We may issue more shares of common stock for this purpose without prior notice to our stockholders.

      We may also issue securities to, among other things, facilitate a business combination, acquire assets or stock of another business, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, which could further dilute the interests of our existing stockholders.

   o The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock.

      We are currently authorized to issue 100,000,000 shares of common stock. As of March 17, 2003, we have 27,945,914 outstanding shares. We may in the future issue up to 16,828,043 additional shares of our common stock upon exercise or conversion of the following existing outstanding convertible securities:

                                                     Number of Shares      Proceeds
                                                     ----------------      --------
Upon conversion of our Series D Preferred Stock          3,607,450       $        --
Options granted under our Stock Option Plan              8,145,600         9,568,060
Non-plan options                                         2,282,900         5,981,650
Warrants                                                 2,792,093         3,012,908
                                                        ----------       -----------

Total                                                   16,828,043       $18,562,618
                                                        ==========       ===========

      Even though the aggregate exercise of these securities could generate material proceeds for us, the issuance of these additional shares would result in the dilution of the ownership interests of our existing common shareholders and the market price of our common stock could be adversely affected.

   o We rely on a small number of key customers, the loss of any of which would have a negative effect on our results of operations.

      Even though our customer base will likely diversify as we grow through acquisitions, our customer base has been highly concentrated. For the year ended December 31, 2002 our largest customer, a national retail chain, accounted for approximately 29% of our total revenues. Our next five largest customers accounted for approximately 21% of our total revenues, with none of these customers accounting for 10% or more of our total revenues. We believe the risk posed by this concentration is mitigated by our long standing and continuing relationships with these customers and we are confident that these relationships will remain ongoing for the foreseeable future. We intend to continue to provide superior service to all of our customers and have no expectation that revenues from any of these customers will be reduced as a result of any factors within our control. However, adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in shipment volume. Either of these events could negatively impact us. Our immediate plans, however, are to reduce our dependence on any particular customer or customers by increasing our sales and customer base by, among other things, diversifying our service offerings and continuing with our growth strategy.

   o Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

      Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a corresponding negative effect on our operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities on the American Stock Exchange which could also have an adverse effect on the trading price of our shares and overall market capitalization.

   o We depend on the continued service of certain executive officers. We can not assure you that we will be able to retain these persons.

      For the foreseeable future, our success will depend largely on the continued services of our Chief Executive Officer, Dennis L. Pelino, as well as certain of the other key executives of our operating companies, because of their collective industry knowledge, marketing skills and relationships with major vendors and customers. We have employment agreements with each of these individuals which contain a non-competition covenant which survives their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

   o  We face intense competition in our industry.

      The freight forwarding, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry, although the number of firms with a global network that offer a full complement of freight forwarding and supply chain management services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than we are.

   o Our stock price may be volatile due to factors under, as well as out of, our control.

      The market price of our common stock could be highly volatile. Some factors that may affect the market price include:

      -   actual or anticipated fluctuations in our operating results;
      - announcements of technological innovations or new commercial products or services by us or our competitors;
      - a continued weakening of general market conditions which in turn could have a depressive effect on the volume of goods shipped and shipments that we manage or arrange;
      -   acts of global terrorism or armed conflicts; and
      - changes in recommendations or earnings estimates by us or by securities analysts.

      Furthermore, the stock market has historically experienced volatility which has particularly affected the market prices of securities of many companies with small market capitalization and which sometimes has been unrelated to the operating performances of such companies.

   o Our cash flow may be adversely affected in the future once we fully utilize our consolidated net operating loss carryforward.

      Due to losses we incurred in our former business model, we have accumulated a net operating loss carryforward for federal income tax purposes. As of December 31, 2002, we expect that approximately $21.7 million of these losses will be available to offset our future taxable income until the losses are fully utilized. Once these losses have been fully utilized, our cash flows will be affected accordingly.

   o If we fail to improve our management information and financial reporting systems, we may experience an adverse effect on our operations and financial condition.

      Our management information and financial reporting systems need to be improved at the consolidated level. We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our consolidated management information and financial reporting systems. Failure to enhance these systems could delay our receipt of management and financial information at the consolidated level which could disrupt our operations or impair our ability to monitor our operations and have a negative effect on our financial condition.

   o Because we are a holding company, we depend on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

      We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries. The ability of such subsidiaries to pay dividends and our ability to receive distributions on our investments in other entities is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

   o Our industry is consolidating and if we cannot gain sufficient market presence, we may not be able to compete successfully against larger global companies.

      The marked trend within our industry is towards consolidation of the niche players into larger companies which are attempting to increase global operations through the acquisition of regional and local freight forwarders. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

   o We may be required to incur material expenses in defending or resolving outstanding lawsuits which would adversely affect our results of operations.

      We are a defendant in a number of legal proceedings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, we could incur material expenses in the defense and resolution of these matters. Since we have not established any reserves in connection with these claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded. See Item 3, Legal Proceedings.

   o We have a very limited operating history upon which you can evaluate our prospects.

      During 2001, we discontinued our former business model of developing early-stage technology businesses, and adopted a new model of delivering non-asset based third-party logistics services. The first acquisition under our new business model occurred on October 5, 2001. Subsequent acquisitions were completed on April 4, 2002, May 30, 2002 and October 1, 2002. As a result, we have a very limited operating history under our current business model. Even though we are managed by senior executives with significant experience in the industry, our limited operating history makes it difficult to predict the longer-term success of our business model.

   o Provisions of our charter and applicable Delaware law may make it more difficult to complete a contested takeover of our Company.

      Certain provisions of our certificate of incorporation and the General Corporation Law of the State of Delaware (the "GCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our shareholders. For example, we are subject to the provisions of the GCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's outstanding voting shares (an "interested shareholder") for three years after the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Item 2.    Properties

      The Company does not own any real estate and currently leases all of its facilities.

      Our corporate headquarters is located at 1600 Market Street, Suite 1515, Philadelphia, Pennsylvania where we lease approximately 4,000 square feet of office space.

      In addition, we lease and maintain logistics facilities in 18 locations throughout the United States plus two international locations. The majority of these locations are operating terminals that contain office space and warehouse or cross-dock facilities and range in size from approximately 1,200 square feet to 160,000 square feet. A few of these facilities are limited to a small sales and administrative office.

      Lease terms for our principal properties are generally five years and terminate at various times through 2010, while a few of the smaller facilities are leased on a month-to-month basis. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of existing facilities should extensions be unavailable or undesirable at the end of the current lease arrangements.

      Our facilities are situated in the following locations:

                  Philadelphia, Corporate Headquarters
                  Minneapolis
                  Seattle
                  Chicago
                  Detroit
                  Dallas/Fort Worth
                  St. Louis
                  Atlanta
                  Indianapolis
                  Phoenix
                  Salt Lake City
                  Washington, D.C.
                  Norfolk
                  New York, NY
                  Boston
                  Portland
                  Los Angeles
                  San Francisco
                  Miami
                  St. Just, Puerto Rico
                  Hong Kong

Item 3.    Legal Proceedings

      On October 12, 2000, Emergent Capital Investment Management, LLC ("Emergent") filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, Emergent alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20.0 million and the Company actually raised $50.0 million. Emergent seeks a return of its $2.0 million purchase price of Series C shares. In June of 2001, the Company moved for summary judgment in this case.

      After the summary judgment motion was filed, Emergent filed a second action against the Company and two of its officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, Emergent alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in Net Value, Inc., a wholly owned subsidiary of the Company. Emergent also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company filed a motion to dismiss this new action for failure to state a claim upon which relief can be granted.

      On October 2, 2001, the Court entered an order granting summary judgment to the defendants in the first case filed by Emergent and dismissing Emergent's second complaint for failure to state a claim upon which relief can be granted. The Court allowed Emergent 20 days to file a second amended complaint as to the second action only. On October 21, 2001, Emergent did file a second amended complaint in the second action. The second amended complaint does not raise any new factual allegations regarding Emergent's participation in the offering.

      The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which is currently pending. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend this action.

      On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against the Company in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20.0 million, plus attorneys' fees and costs. In response to a motion to dismiss that was filed by the Company, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. Discovery in this case has concluded, and the Company recently filed a motion for summary judgment as to all counts of the complaint. This motion has been briefed and is pending. The Company believes it has meritorious defenses to the remaining claims and intends to defend the matter vigorously.

      The Company may become involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

      Our common stock is traded on The American Stock Exchange under the symbol "STG." The table below sets forth the high and low prices for our common stock for the quarters included within 2002 and 2001.

                                                          High         Low
                                                          ----         ---
                  Year ended December 31, 2001
                           First quarter                  $1.13       $0.38
                           Second quarter                  1.33        0.57
                           Third quarter                   1.88        0.97
                           Fourth quarter                  2.10        0.90

                  Year ended December 31, 2002
                           First quarter                   2.15        1.20
                           Second quarter                  2.95        1.10
                           Third quarter                   1.70        0.95
                           Fourth quarter                  1.74        1.01

Share Information

      As of March 17, 2003, there were 27,945,914 shares of our common stock outstanding, owned by 276 registered holders of record. Management estimates there are approximately 3,700 additional stockholders holding their stock in nominee name. We have not paid cash dividends on our common stock and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operations of our business and to fund our acquisition strategy. Furthermore, we are limited in our ability to pay dividends pursuant to the terms of our outstanding credit facility.

Equity Compensation Plan Information

      The following table sets forth information, as of December 31, 2002, with respect to the Company's Stock Option Plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company's Stock Option Plan.

                                                       (a)                     (b)                            (c)
                                                                                                 Number of securities remaining
                                             Number of securities to     Weighted-average        available for future issuance
                                             be issued upon exercise    exercise price of          under equity compensation
                                             of outstanding options,   outstanding options,        plan (excluding securities
               Plan Category                   warrants and rights     warrants and rights          reflected in column (a))
Equity compensation plans approved by
  security holders                                  7,164,000                 $1.09                       2,426,417(1)
Equity compensation plans not approved by
  security holders                                  2,283,300                 $2.62                              --
                                                    ---------                                             ---------
Total                                               9,447,300                 $1.46                       2,426,417
                                                    =========                 =====                       =========

----------------
(1) Does not include exercised options to purchase 409,583 shares of our common stock under the Company's Stock Option Plan.

Recent Sales of Unregistered Securities

      1. In May 2000, we issued 113,214 shares of our common stock to Webmodal, Inc. in conjunction with a cash investment, pursuant to which we purchased 563,000 shares of Series A Preferred Stock of Webmodal, Inc. We issued these shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.

      2. During 2001, we issued 77,916 shares of our common stock, cumulatively, to a group of 16 former employees as severance and in exchange for the cancellation of their options to purchase 1,309,917 shares of our common stock. We issued these shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.

      3. During 2001, we issued options to purchase 245,000 shares of our common stock in consideration for services provided. 50,000 options were issued on March 7, 2001 at an exercise price of $0.70 per share, and 20,000 options were issued on June 21, 2001 at an exercise price of $1.00 per share, to various outside attorneys for services rendered. 75,000 options were issued in March 2001 to PMG Capital at an exercise price of $0.70 per share in consideration for investment banking services. 100,000 options were issued on June 30, 2001 to Brown Simpson Partners I, Ltd. at an exercise price of $0.82 per share in consideration for advisory services. All of these options were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.

      4. On or about July 19, 2002, we completed a private exchange transaction resulting in the restructuring of our outstanding shares of Series C Preferred Stock. In the restructuring, all of the Company's shares of Series C Preferred Stock, representing approximately $44.6 million in liquidation preferences, were surrendered and retired in exchange for a combination of securities consisting of: (i) 1,911,071 shares of our common stock upon conversion of the Series C Preferred Stock; (ii) warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 through July 18, 2005 (including an amendment to the 158,348 Series C warrants that were originally granted in March 2000 for the purpose of reducing the exercise price thereof from $26.58 to $1.00 per share and extending the exercise period from March 2003 to July 18, 2005); and (iii) 360,745 shares of a newly designated class of Series D Convertible Preferred Stock which in the future are convertible into 3,607,450 shares of our common stock.

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

      The warrants and shares of the Series D Convertible Preferred Stock were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 thereunder. The shares of our common stock issued upon conversion of our Series C Preferred Stock were issued in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(9) thereunder.

      5. On October 16, 2002, we issued warrants to purchase 150,000 shares of our common stock to affiliates of Stonegate Securities, Inc. at an exercise price of $1.23 per share. The warrants were issued in connection with services to be rendered by Stonegate Securities, Inc. under a Placement Agency Agreement with the Company dated October 16, 2002. The warrants were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.

      6. On March 6, 2003, we issued 4,470,000 shares of our common stock consisting of the sale of 4,270,000 shares at $1.35 per share and 200,000 shares at $1.54 per share, to the accredited investors identified below in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering. In connection with this transaction, we realized gross proceeds of approximately $6.1 million and paid a brokerage fee consisting of cash commissions of approximately $364,000 and placement agent warrants to purchase 297,000 shares of our common stock to Stonegate Securities, Inc. at an exercise price of $1.49 per share. The placement agent warrants were also issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         Name                                                  Shares of Common Stock                   Price
         ----                                                  ----------------------                   -----
         George B. Clairmont 5-8-51 Trust                            60,000                             $1.35
         George B. Clairmont                                         60,000                             $1.35
         Ponte Vedra Partners Ltd.                                  100,000                             $1.35
         Ingleside Company                                          200,000                             $1.35
         Oberweis Micro-Cap Portfolio                               100,000                             $1.35
         BFS US Special Opportunities Trust PLC                     400,000                             $1.35
         Renaissance US Growth Investment Trust PLC                 200,000                             $1.35
         Renaissance Capital Growth & Income Fund III, Inc.         200,000                             $1.35
         Sherleigh Associates Inc. Profit Sharing Plan              400,000                             $1.35
         SBL Fund Series V                                          520,000                             $1.35
         Security Equity Fund - Mid Cap Value Series                480,000                             $1.35
         MidSouth Investor Fund LP                                  100,000                             $1.35
         Atlas Capital (Q.P.), L.P.                                  59,025                             $1.35
         Atlas Capital Master Fund, Ltd.                            190,975                             $1.35
         A. Spector Capital, LLC                                    500,000                             $1.35
         Crestview Capital Fund I, L.P.                             185,000                             $1.35
         Crestview Capital Fund II, L.P.                            235,000                             $1.35
         Crestview Capital Offshore Fund, Inc.                       30,000                             $1.35
         Gryphon Master Fund, LP                                    200,000                             $1.35
         London Family Trust                                         50,000                             $1.35
         London Family Trust                                         25,000                             $1.54
         Scott R. Griffith SEP IRA                                   31,800                             $1.54
         Stonegate Securities, Inc.                                  43,200                             $1.54
         Dennis L. Pelino                                           100,000                             $1.54

      7. Thirty-one employees of one of the Company's subsidiaries directed the plan administrator of its 401(k) plan to make open market purchases of, in the aggregate, 263,439 shares of the Company's common stock for allocation to their individual participant accounts from September 2001 through November 2002. The Company did not receive any of the proceeds from such transactions and it believes such sales are exempt from registration by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Consolidated Financial Data

      The following tables present portions of our financial statements and are not complete. You should read the following selected consolidated financial data together with the Company's consolidated financial statements and related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated statement of operations data for each of the years in the three-year period ended December 31, 2002 and the balance sheet data as of December 31, 2002 and 2001 are derived from the Company's consolidated financial statements that have been audited by KPMG LLP. The selected historical consolidated statement of operations data for each of the years in the two-year period ended December 31, 1999 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from the Company's audited consolidated financial statements (after reclassification for discontinued operations, as discussed below) which are not included in this Annual Report on Form 10-K.

      From inception through the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. In June 2001, we adopted a new business strategy to build a global integrated logistics services organization by identifying, acquiring and managing controlling interests in profitable logistics businesses. On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the former business, since the investments were incompatible with our new business strategy. Accordingly, for financial reporting purposes, the results of operations of our former line of business have been accounted for as a discontinued operation and have been reclassified and reported as a separate line item in the statements of operations.

      Due to the significance of the effects on the consolidated financial statements of the change in business strategy and the discontinuation of our former business, we have presented below selected unaudited pro forma information, as if the discontinuation of our former line of business and our acquisitions had occurred as of January 1, 2001. The unaudited pro forma financial data are not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or that might be attained in the future.

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)

                                          Pro forma (1)
                                           (Unaudited)                                      Historical
                                       Year ended December 31                          Year ended December 31
                                      -----------------------    -----------------------------------------------------------------
                                        2002          2001         2002          2001          2000          1999           1998
                                      ----------     -------     ---------     ---------     ----------    ----------     ---------
Revenues                              $  165,853     $ 133,193   $ 139,649     $  15,598     $       -     $       -      $       -
Cost of transportation                   120,699        95,791     101,339         8,819             -             -              -
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
Net revenues                              45,154        37,402      38,310         6,779             -             -              -
Operating expenses                        38,746        34,104      34,770        11,068         7,419         2,761              -
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
Income (loss) from operations              6,408         3,298       3,540        (4,289)       (7,419)       (2,761)             -
Other income (expense)                        14           (13)        128         1,295         2,064        (2,812)             -
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
Income (loss) from continuing
  operations before income taxes           6,422         3,285       3,668        (2,994)       (5,355)       (5,573)             -
Income taxes                                 175            90         102             -             -             -              -
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
Income (loss) from continuing
  operations                               6,247         3,195       3,566        (2,994)       (5,355)       (5,573)             -
Loss from discontinued  operations             -             -           -       (13,863)      (30,816)      (18,258)       (12,737)
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
Net income (loss)                          6,247         3,195       3,566       (16,857)      (36,171)      (23,831)       (12,737)
Preferred stock dividends                 15,020        (4,151)     15,020        (4,151)      (45,751)       (6,605)       (15,251)
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
Net income (loss) attributable to
  common stockholders                 $   21,267     $    (956)  $  18,586     $ (21,008)    $ (81,922)    $ (30,436)     $ (27,988)
                                      ==========     =========   =========     =========     ==========    ==========     =========
Basic earnings (loss) per common
  share:
    Continuing operations             $     0.96     $   (0.05)  $    0.84     $   (0.34)    $   (2.89)    $   (1.15)     $       -
    Discontinued operations                    -             -           -         (0.68)        (1.75)        (1.73)         (5.94)
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
                                      $     0.96     $   (0.05)  $    0.84     $   (1.02)    $   (4.64)    $   (2.88)     $   (5.94)
                                      ==========     =========   =========     =========     ==========    ==========     =========
Diluted earnings (loss) per common
  share:(2)
    Continuing operations             $     0.21     $   (0.05)  $    0.12     $   (0.34)    $   (2.89)    $   (1.15)     $       -
    Discontinued operations                    -             -           -         (0.68)        (1.75)        (1.73)         (5.94)
                                      ----------     ---------   ---------     ---------     ----------    ----------     ---------
                                      $     0.21     $   (0.05)  $    0.12     $   (1.02)    $   (4.64)    $   (2.88)     $   (5.94)
                                      ==========     =========   =========     =========     ==========    ==========     =========
Weighted average common shares:
    Basic                                 22,155        20,510      22,155        20,510        17,658        10,558          4,711
                                      ==========     =========   =========     =========     ==========    ==========     =========
       Diluted                            29,233        20,510      29,233        20,510        17,658        10,558          4,711
                                      ==========     =========   =========     =========     ==========    ==========     =========

Consolidated Balance Sheet Data:
(in thousands)

                                                                                Historical
                                                                               December 31
                                                  -----------------------------------------------------------------------
                                                     2002           2001           2000          1999           1998
                                                  ------------  -------------  -------------  ------------  -------------
Cash and cash equivalents                         $     2,266   $    15,228    $    29,100    $     3,127   $         1
Working capital (deficit)                               5,634        15,259         27,713         (4,213)       (8,750)
Total assets                                           56,614        41,066         44,911         13,989           372
Long-term debt and redeemable preferred stock               -             -              -          4,516             -
Stockholders' equity (deficit)                         36,879        32,694         43,326          1,701        (8,750)

--------------
(1) The unaudited pro forma consolidated statement of operations information provided above includes the costs associated with the continuing operations of Stonepath, plus the historical results of Air Plus, Global and United American adjusted to reflect contractual changes in officers' compensation and to reflect amortization of acquired intangibles.
      The unaudited pro forma results of operations for 2001 exclude the losses from operations discontinued in that year.

(2) Diluted earnings per common share for 2002 (historical and pro forma) excludes the impact of the July 18, 2002 exchange transaction with the holders of the Company's Series C Preferred Stock.

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

Overview

      We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 18 major metropolitan areas in North America, plus two international locations, using an extensive network of over 200 independent carriers and over 150 service partners strategically located around the world.

      As a non-asset based provider of third-party logistics services, we seek to limit our investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide us with favorable rates, minimum service levels, capacity assurances and priority handling status. The volume of our flow of freight enables us to negotiate attractive pricing with our transportation providers.

      Our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies. We plan to achieve this objective by broadening our network through a combination of synergistic acquisitions and the organic expansion of our existing base of operations. We are currently pursuing an aggressive acquisition strategy to enhance our position in our current markets and to acquire operations in new markets. The focus of this strategy is on acquiring businesses that have demonstrated historic levels of profitability, have a proven record of delivering high quality services, have a customer base of large and mid-sized companies and which otherwise may benefit from our long term growth strategy and status as a public company.

      Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth. The business risks associated with these factors are discussed at Item 1 of this Report under the heading "Risks Particular to our Business."

      Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers' freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer's time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

      We also provide a range of other services including customs brokerage, warehousing and other services which include customized distribution and inventory management services, fulfillment services and other value added supply chain services.

      Gross revenues represent the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenues (gross transportation revenues less the direct cost of transportation) are the primary indicator of our ability to source, add value and resale services provided by third parties, and are considered by management to be a key performance measure. Management believes that net revenues are also an important measure of economic performance. Net revenues include transportation revenues and our fee-based activities, after giving effect to the cost of purchased transportation. In addition, management believes measuring its operating costs as a function of net revenues provides a useful metric as our ability to control costs as a function of net revenues directly impacts operating earnings. With respect to our services other than freight transportation, net revenues are identical to gross revenues.

      Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies periods subsequent to the date of acquisition. Accordingly, our results of operations only reflect the operations of: Air Plus for periods subsequent to October 5, 2001; Global for periods subsequent to April 4, 2002; United American for periods subsequent to May 30, 2002, and TSI for periods subsequent to October 1, 2002.

      Our operating results are also subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenues are largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenues are often out of our control. Factors such as shifting demand for retail goods and/or manufacturing production delays, could unexpectedly affect the timing of our revenues. As we increase the scale of our operations, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Critical Accounting Policies

      Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by us and are based upon our current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments. While there are a number of accounting policies, methods and estimates that affect our consolidated financial statements as described in Note 2 to the consolidated financial statements, areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred income tax assets.

      In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized for options issued at an exercise price equal to or greater than the quoted market price on the date of grant to employees, officers and directors. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and volatility. If the fair value method were used, basic earnings per share and diluted earnings per share would have decreased by $0.08 and $0.06, respectively, in 2002.

      As discussed in Note 4 to the consolidated financial statements, the goodwill arising from the our acquisitions is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The impairment test requires several estimates including future cash flows, growth rates and the selection of a discount rate. In addition, the acquired intangibles arising from those transactions are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. We cannot guarantee that our assets will not be impaired in future periods.

      We maintain reserves for specific and general allowances against accounts receivable. The specific reserves are established on a case-by-case basis by management. A general reserve is established for all other accounts receivable, based on a specified percentage of the accounts receivable balance. We continually assesses the adequacy of the recorded allowance for doubtful accounts, based on our knowledge concerning the customer base. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

      Our discontinued operations, which focused on the development of early-stage technology businesses, generated significant net operating loss carryforwards (NOLs) which could have value in the future. After giving effect for certain annual limitations based on changes in ownership as defined in
Section 382 of the Internal Revenue Code, we estimate that as much as $21.7 million in NOLs may be available to offset current and future federal taxable income. Under SFAS No. 109, Accounting for Income Taxes, we are required to provide a valuation allowance to offset any net deferred tax assets, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Given our historical losses and our limited track record of profitability to date, we maintained a full valuation allowance against our deferred tax assets as of December 31, 2002 which is consistent with what was done in the prior year. If we continue to operate profitably in 2003, we believe that we may be able to demonstrate that it is more likely than not that we will be able to use some or all of the NOLs in the future. When, and if, we can cross the threshold of "more likely than not", we would reduce our valuation allowance against all or a portion of the deferred tax asset.

Discontinued Operations

      Prior to the first quarter of 2001, our principal business was developing early-stage technology businesses with significant Internet features and applications. Largely as a result of the significant correction in the global stock markets which began during 2000, and the corresponding decrease in the valuation of technology businesses and contraction in the availability of venture financing during 2001, we elected to shift our business strategy to focus on the acquisition of operating businesses within a particular industry segment. Following a wind down of the technology business, during the second quarter of 2001 we focused our acquisition efforts specifically within the transportation and logistics industry. This decision occurred in conjunction with our June 21, 2001 appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Mr. Pelino brings to us over 25 years of logistics experience, including most recently, as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

      To reflect the change in business model, our financial statements have been presented in a manner in which the assets, liabilities, results of operations and cash flows related to our former business have been segregated from that of our continuing operations and are presented as discontinued operations.

Results of Operations

      Basis of Presentation

      Our results of operations are presented in a manner that is intended to provide meaningful data with respect to our transition to and ongoing operations as a third-party logistics company. Accordingly, unaudited pro forma results of operations for 2002 and 2001 are first presented as if we had discontinued our former business model and acquired Air Plus, Global and United American (collectively the "Material Acquisitions") as of January 1, 2001. The unaudited pro forma results reflect a consolidation of the historical results of operations of the Material Acquisitions, as adjusted to reflect contractual adjustments to officers' compensation at the companies comprising the Material Acquisitions and to reflect amortization of acquired intangibles. The unaudited pro forma results also exclude losses associated with our discontinued operations as well as the impact of the July 18, 2002 exchange transaction with the holders of our Series C Preferred Stock. We have also presented our historical results of operations for 2002 and 2001. For 2001, our historical results only reflect the operations of Air Plus for the period of October 1, 2001 through December 31, 2001. For 2002, our historical results include 12 months of operations for Air Plus, but they only reflect the results of Global, United American and TSI from their various acquisition dates in 2002. As a result of the non-comparative nature of our business in 2002 and 2001, we have only provided limited comparative analysis of our historical results.

      Year ended December 31, 2002 (pro forma and unaudited) compared to year ended December 31, 2001 (pro forma and unaudited)

      The following table summarizes our net transportation revenues and revenues by service line on a pro forma basis (in thousands):

                                                                                          Percent
                                                               2002          2001         Change
                                                            ------------  ------------  ------------
              Transportation revenues                       $  154,261    $  124,925         23.5%
              Cost of transportation                           120,699        95,791         26.0
                                                            ----------    ----------

              Net transportation revenues                       33,562        29,134         15.2
                         Net transportation margins              21.8%         23.3%

              Customs brokerage                                  8,333         6,799         22.6
              Warehousing and other
                   value added services                          3,259         1,469        121.9
                                                            ----------    ----------

                                 Total net revenues         $   45,154    $   37,402         20.7%
                                                            ==========    ==========

      The following table summarizes certain statement of operations data as a percentage of our net revenues on a pro forma basis (in thousands):

                                                      2002                    2001                    Change
                                             ----------------------- -----------------------  -----------------------
                                              Amount      Percent      Amount      Percent      Amount     Percent
                                             ----------  ----------- -----------  ----------  ----------- -----------
  Net revenue                                $  45,154      100.0%   $  37,402     100.0%     $   7,752       20.7%
                                             ---------   --------    ---------    ------      ---------

  Personnel costs                               22,214       49.2       17,377      46.5          4,837       27.8
  Other selling, general and administrative     16,532       36.6       16,727      44.7           (195)      (1.2)
                                             ---------   --------    ---------    ------      ---------

  Total operating costs                         38,746       85.8       34,104      91.2          4,642       13.6
                                             ---------   --------    ---------    ------      ---------

  Income from operations                         6,408       14.2        3,298       8.8          3,110       94.3

  Other income (expense)                            14          -          (13)        -             27      207.7
                                             ---------   --------    ---------    ------      ---------

  Income from continuing operations
    before income taxes                          6,422       14.2        3,285       8.8          3,137       95.5

  Income taxes                                     175        0.4           90       0.3             85       94.4
                                             ---------   --------    ---------    ------      ---------

  Income from continuing operations          $   6,247       13.8%   $   3,195       8.5%     $   3,052       95.5%
                                             =========   ========    =========    ======      =========

      Despite 2002's sluggish economy, gross revenues were $165.9 million in 2002, an increase of 24.5% over gross revenues of $133.2 million in 2001. Net transportation revenues were $33.6 million in 2002, an increase of 15.2% over net transportation revenues of $29.1 million in 2001. Net revenues were $45.2 million in 2002, an increase of 20.7% over net revenues of $37.4 million in 2001.

      Personnel costs were $22.2 million for 2002, an increase of 27.8% over $17.4 million for 2001. Personnel costs as a percentage of net revenues increased to 49.2% from 46.5% in 2001. This increase is primarily attributable to the Company's efforts to position itself for continued growth through additional resources deployed in sales, technology and back-office operations.

      Other selling, general and administrative expenses were $16.5 million for 2002, relatively flat compared to $16.7 million in 2001. As a percentage of net revenues, other selling, general and administrative expenses decreased to 36.6% from 44.7% in 2001 and is indicative of the scalability of our business model.

      Income from operations was $6.4 million in 2002, an increase of 94.3% over $3.3 million for 2001. Income from operations as a percentage of net revenues increased to 14.2% from 8.8% in 2001.

      Other income and expenses improved modestly in 2002 compared to 2001. With year over year cash balances being reduced as a result of our acquisition strategy, interest income was insignificant to the Company's overall financial performance for 2002 falling to less than $0.1 million compared to $0.3 million in 2001. The overall positive variance relates to $0.3 million in interest expense and losses incurred on the sale of marketable securities in 2001.

      As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated net operating loss carryforwards for federal and state income tax purposes amounting to approximately $21.7 million and $16.2 million, respectively. Although a portion of this loss may be subject to certain limitations, it appears that we may be able to use approximately $21.7 million of the loss to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which on a pro forma basis results in a tax provision of $0.2 million for 2002 and $0.1 million for 2001.

      Net income was $6.2 million in 2002, an increase of 95.5% compared to $3.2 million in 2001. Pro forma net income per share in 2002 was $0.28 per basic share and $0.21 per diluted share.

      Year ended December 31, 2002 (historical) compared to year ended December 31, 2001 (historical)

      The following table summarizes our historical net transportation revenues and revenues by service line:

                                                                                              Percent
                                                                 2002            2001         Change
                                                            -------------    -----------    -------------
          Transportation revenues                               $130,371        $15,174         759.2%
          Cost of transportation                                 101,339          9,741         940.3
                                                                --------        -------

          Net transportation revenues                             29,032          5,433         434.5
                      Net transportation margins                    22.3%          35.8%

          Customs brokerage                                        6,290              -            NM
          Warehousing and other
               value added services                                2,988            424         604.7
                                                                --------        -------

                              Total net revenues                $ 38,310        $ 5,857         554.2%
                                                                ========        =======

      The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenues:

                                                           2002                      2001                    Change
                                                  ------------------------  -----------------------  -----------------------
                                                    Amount      Percent      Amount      Percent       Amount      Percent
                                                  -----------  -----------  ----------  -----------  -----------  ----------
Net revenue                                         $38,310        100.0%      $5,857       100.0%     $32,453        554.1%
                                                    -------       ------     --------     -------      -------
Personnel costs                                      19,089         49.8        5,997       102.4       13,092        218.3
Other selling, general and administrative            15,681         40.9        4,149        70.9       11,532        277.9
                                                    -------       ------     --------     -------      -------
Total operating costs                                34,770         90.7       10,146       173.3       24,624        242.7
                                                    -------       ------     --------     -------      -------
Income (loss) from operations                         3,540          9.3       (4,289)      (73.3)       7,829        182.5
Other income (expense)                                  128          0.3        1,295        22.1       (1,167)       (90.1)
                                                    -------       ------     --------     -------      -------
Income (loss) from operations before
    income taxes                                      3,668          9.6       (2,994)      (51.1)       6,662        222.5
Income taxes                                            102          0.3           --          --          102         NM
                                                    -------       ------     --------     -------      -------
Income (loss) from continuing
    operations                                        3,566          9.3       (2,994)      (51.1)       6,560        219.1
Loss from discontinued operations                        --           --      (13,863)     (236.7)      13,863        100.0
                                                    -------       ------     --------     -------      -------
Net income (loss)                                     3,566          9.3      (16,857)     (287.9)      20,423        121.2
Preferred stock dividends                            15,020         39.2       (4,151)      (70.9)      19,171        461.8
                                                    -------       ------     --------     -------      -------
Net income (loss) attributable to common
    stockholders                                    $18,586         48.5%    $(21,008)     (358.8)%    $39,594        188.5%
                                                    =======       ======     ========     =======      =======

      Gross revenues were $139.6 million in 2002, compared to $15.6 million in 2001. Net transportation revenues were $29.0 million in 2002, compared to $5.4 million in 2001. Net revenues were $38.3 million in 2002, compared to $5.9 million in 2001.

      Personnel costs were $19.1 million for 2002, compared to $6.0 million for 2001.

      Other selling, general and administrative expenses were $15.7 million for 2002, compared to $4.1 million in 2001.

      Income from operations was $3.5 million in 2002, compared to a loss of $4.3 million for 2001.

      Other income and expense was $0.1 million in 2002, a decrease from $1.3 million in 2001.

      As a result of historical losses related to investments in early-stage technology business, the Company has accumulated a federal net operating loss carryforwards. Although a portion of this loss may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the loss to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which resulted in a state tax provision of $0.1 million in 2002.

      There were no losses from discontinued operations in 2002 as compared to losses from discontinued operations of $13.9 million in 2001. These 2001 losses reflect the costs associated with our holdings in early-stage technology businesses for our previous business model, including investment losses, personnel and office costs.

      Net income was $3.6 million in 2002, compared to a net loss of $16.9 million in 2001.

      The Company recorded a net non-cash benefit of $15.0 million associated with the restructuring of our Series C Preferred stock, after giving effect to $1.9 million in preferred stock dividends, compared to preferred stock dividends of $4.2 million in 2001. See Note 11 to the consolidated financial statements.

      Net income attributable to common stockholders was $18.6 million in 2002, compared to a net loss attributable to common stockholders of $21.0 million in 2001. Basic earnings per share was $0.84 for 2002 compared to a loss of $1.02 per basic share for 2001. Diluted earnings per share for 2002 excludes the net effect of the Series C exchange transaction and was $0.12 per diluted share for 2002 compared to a loss of $1.02 per diluted share for 2001.

Financial Outlook

      We completed our transformation into a global logistics enterprise in 2002 and now we offer a robust set of domestic and international supply chain services. Based on existing operations, we expect to generate approximately $7.0 million of pre-tax operating income in 2003 on an estimated $180.0 million in revenues. Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) that revenue and net income will continue to grow at an annual rate that is consistent with recent results; (ii) that operating margins will remain at least at current levels; (iii) that no material economic or customer disruptions will occur; (iv) that each of our operating companies on a stand-alone basis will deliver the level of pre-tax operating income necessary to fully achieve the earn-out payments under each of their acquisition agreements; and (v) that the risks otherwise identified in "Risks Particular to our Business" will not have an adverse effect on our operations.

      We may record a non-cash tax benefit in 2003 in recognition of the value associated with our net deferred tax assets. Given the possibility of recognizing this non-cash benefit some time in the future and under the assumption that over time we will make use of the NOLs available to us and become a "full taxpayer", a key measurement of our on-going financial performance will be the period-on-period change in pre-tax operating income.

      We look to continue to drive shareholder value through four areas of growth:

      o Organic Growth - Although the overall industry is projected to grow at a rate in the range of 15.0%-20.0% per year, we are targeting organic annual growth rates in the range of 10.0% -12.0%.

      o Acquisitive Growth - We expect to deploy $10.0 to $20.0 million in acquisition capital over the course of 2003, funded through a combination of existing cash, draws upon our credit facility, the proceeds of new financings and the value of newly issued securities. Based on our acquisition model, this could generate incremental annualized pre-tax operating income in the range of $4.0 to $8.0 million per year.

      o Margin Expansion - Our business model is scaleable in nature and as we aggregate and leverage our purchasing power and grow our business, we expect to deliver year on year improvement in our operating margins.

      o Price/Earnings ("P/E") Expansion - On a P/E basis, we are trading at a considerable discount to other publicly traded third-party logistics companies. As we execute our plans and become better known by the investment community, we would expect to receive a P/E closer to that of our peers.

      Assuming we can continue to execute on our business plan and acquisition model without any material disruptions, and identify and close transactions similar to transactions accomplished to date, it is our goal to generate $500.0 million in run-rate revenues by the end of 2006.

      Notwithstanding our expectations regarding our ability to deliver these results, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk elements identified in "Risks Particular to our Business." Furthermore, even though we believe our current operations will achieve a certain level of earnings on an annual basis, our results are subject to seasonal trends. For 2002 and 2001, on a pro forma basis, approximately 21.2% of our annual revenues and a small percentage of our annual income were generated in the first quarter. Thereafter, volume and income accelerates for the remainder of the year, with the third and fourth quarters showing the greatest improvement.

Disclosures About Contractual Obligations

      The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2002:

                                                                        Payments Due By Period
                                             -----------------------------------------------------------------------------
                                              Less than                                        More than
Contractual Obligations                         1 year        1 - 3 years     3- 5 years        5 years         Total
                                             -------------  ---------------  -------------   ------------   --------------
Operating lease obligations                   $3,782,000      $ 5,726,000     $2,435,000        $611,000     $12,554,000

Other long-term liabilities reflected on
the Registrant's balance sheet under GAAP      3,880,000                -              -               -       3,880,000

Letter of credit                                 160,000                -              -               -         160,000
                                              ----------      -----------     ----------        --------     -----------
Total contractual obligations                 $7,822,000      $ 5,726,000     $2,435,000        $611,000     $16,594,000

Contingent earn-out obligations (a)                    -       14,900,000      7,450,000         255,000      22,605,000
                                              ----------      -----------     ----------        --------     -----------

Total contractual and contingent obligations  $7,822,000      $20,626,000     $9,885,000        $866,000     $39,199,000
                                              ==========      ===========     ==========        ========     ===========

(a) Consists of potential obligations related to earn-out payments to the former owners of our existing subsidiaries, as discussed under Liquidity and Capital Resources.

Liquidity and Capital Resources

      Prior to the adoption of our current business model, our operations consisted of developing early-stage technology businesses. These operations did not generate sufficient operating funds to meet our cash needs, and, as a result, we funded our historic operations with the proceeds from a number of private placements of debt and equity securities. With the advent of our new business model, we expect to be able to fund our operations with the cash flow generated by the subsidiaries we acquire. We are also in an acquisition mode and expect to deploy material amounts of capital as we execute our business plan. Therefore, it is likely that we will need to raise additional capital in the future. There can be no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.

      Cash and cash equivalents totaled $2.3 million and $15.2 million as of December 31, 2002 and 2001. Working capital totaled $5.6 million and $15.3 million at December 31, 2002 and 2001.

      Cash used in operating activities was $0.6 million for 2002 compared to $0.5 million used in 2001. Before growth in working capital accounts driven principally by the acquisition of new businesses, the Company generated cash from operations in 2002 of $4.7 million compared to a net use of $1.1 million in cash from operations in 2001.

      Net cash used in investing activities was $12.5 million in 2002 compared to $12.1 million in 2001. Investing activities were driven principally by the acquisition of new businesses. The Company deployed $10.5 million for the acquisition of new businesses in 2002 compared to $18.0 million in 2001. The cash used in the acquisition of Air Plus in 2001 was partially offset by approximately $7.0 million from the sale of our interest in Webmodal, Inc. (including $1.0 million from the repayment of prior advances).

      Cash from financing activates generated $0.2 million in 2002 compared to a use of cash of $1.2 million in 2001. The 2001 use of cash was primarily related to the repayment of short-term notes payable to the former shareholders of Air Plus.

      We expect to pay approximately $3.9 million in earn-outs on April 1, 2003, based on the performance of our acquired companies relative to their respective pre-tax earnings targets. Approximately $3.5 million will be paid in cash with the balance payable through the issuance of shares of our common stock.

      On July 18, 2002 we completed a private exchange transaction that eliminated approximately $44.6 million of our Series C preferred stock. The terms of the Series C preferred stock would have significantly constrained our future growth opportunities. In return for eliminating the Series C preferred stock, we issued 1,911,071 shares of common stock, warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 per share for a term of three (3) years, and a new class of Series D preferred stock that will convert into 3,607,450 shares of our common stock no later than December 31, 2004. The terms of the Series D preferred stock were structured to make it much like a common equity equivalent in that (1) it receives no dividend, (2) it is subordinated to new rounds of equity, and (3) it holds a limited liquidation preference (expiring at the end of 2003). In addition, the holders of the Series D preferred stock are restricted from selling the common stock received upon exercise of the Series D preferred stock until July 19, 2003 (or earlier if the stock trades at $4.50) and then permits limited resale based on trading volume through July 19, 2004.

      In March 2003, we completed a private placement of 4,470,000 shares of our common stock in exchange for gross proceeds of approximately $6.1 million. This placement yielded net proceeds of $5.7 million for the Company, after the payment of placement agent fees and other out-of-pocket costs associated with the placement.

      We may also receive proceeds in the future from the exercise of existing options and warrants. As of March 17, 2003, approximately 13,220,000 options and warrants were outstanding. Of the outstanding securities, there are approximately 300,000 that have an exercise price of $5.00 per share or higher. If we exclude those options and warrants from our fully diluted share count, our outstanding fully diluted shares, as adjusted, would be approximately 44,500,000 shares. Excluding options and warrants with an exercise price of $5.00 or higher, the proceeds received by the Company, if all of the remaining options and warrants were exercised, would be approximately $15.0 million.

      We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. Through cash resources and our existing credit facility, we believe we have sufficient capital to implement our acquisition strategy in the short term. However, we will need additional financing to pursue our acquisition strategy in the longer term. We intend to finance these acquisitions primarily through the use of cash, funds from our debt facility, and shares of our common stock or other securities. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

      To ensure that we have adequate near-term liquidity, we maintain a revolving credit facility of $15.0 million (the "Facility") with LaSalle Business Credit, Inc. that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. There were no advances against the Facility at December 31, 2002. We expect that the cash flow from our existing operations and any other subsidiaries acquired during the year will be sufficient to support our corporate overhead and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

      The acquisition of Air Plus was completed subject to an earn-out arrangement of $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $6.0 million level. Based upon 2002 performance, former Air Plus shareholders are entitled to receive $3.0 million on April 1, 2003, and will have excess earnings of $0.3 million as a carryforward to future earnings targets. Former Air Plus shareholders have elected to take $2.6 million in cash with the balance payable in Company stock.

      On April 4, 2002, we acquired Global, a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. We agreed to pay the former Global shareholders a total of $5.0 million base earn-out payments in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if Global achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2.0 million level. The Company has also provided former Global shareholders with additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("tier-two earn-out"). Under Global's tier-two earn-out, former Global shareholders are also entitled to received 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. Global would need to generate cumulative earnings of $15.0 million over the five year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2002 performance, former Global shareholders will receive $0.8 million on April 1, 2003, and will have excess earnings of $2.5 million as a carryforward to future earnings targets.

      On May 30, 2002 we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million base earn-out payments in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon 2002 performance, the former United American shareholder will receive $0.2 million on April 1, 2003, and has an earnings shortfall of $1.0 million. In future years, earnings in excess of the $2.2 million earnings target would first be applied against the $1.0 million shortfall.

      On October 1, 2002 we acquired TSI, a Northern Virginia-based privately held provider of expedited domestic and international transportation services. The TSI transaction capitalized on TSI's existing base of government contract work in the Washington metropolitan area and served as a supplement to an existing Company-operated facility in that area. The transaction was valued at up to $1.1 million, consisting of cash of $0.5 million paid at closing, and a three-year earn-out arrangement. The Company agreed to pay the former TSI shareholder $0.2 million for each year in the three year earn-out period ending December 31, 2005, based upon the annual net revenue targets of $1.6 million. In the event there is a shortfall in net revenues, the earn-out payment will be reduced proportionally to the extent of the shortfall, provided no earn-out payment shall be made if net revenues for the year fall below $1.0 million. Shortfalls may be carried over or carried back to the extent that net revenues in any other pay-out year exceeds the $1.6 million level.

      We are also in the process of closing a transaction that will significantly increase our presence in Asia. On March 12, 2003, we announced our agreement to acquire a 70.0% interest in Singapore-based G-Link Group ("G-Link"), a platform acquisition that will provide the foundation for our service offering in Southeast Asia. As currently structured, we are expected to pay at closing approximately $2.4 million in cash and $1.2 million of our common stock to the G-Link shareholders. We would also expect to pay the G-Link shareholders for working capital balances. The amount, estimated to be in the range of $1.0 to $2.0 million, would be paid using Company common stock. The G-Link shareholders would be entitled to a four year earn-out arrangement based upon the future financial performance of G-Link. The earn-out is expected to be $2.4 million, payable in installments of $0.6 million per year. The transaction is expected to close by no later than June 30, 2003, and is subject to customary closing conditions, including the securing of third-party and regulatory consents, as well as the completion of an audit of G-Link for the year ended December 31, 2002.

      We will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a significant portion of the required payments will be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity.

      The following table summarizes our contingent base earn-out payments (in thousands)(1)(2)

                                                 2004        2005        2006       2007         2008      Total
                                              ----------  ----------  ---------- ----------  ----------- -----------
Earn-out payments:
   Domestic                                   $   6,450   $   6,450   $   5,450  $       -   $        -  $   18,350
   International                                  1,000       1,000       1,000      1,000          255       4,255
                                              ---------   ---------   ---------  ---------   ----------  ----------
Total earn-out payments                       $   7,450   $   7,450   $   6,450  $   1,000   $      255  $   22,605
                                              =========   =========   =========  =========   ==========  ==========

Prior year pre-tax earnings targets:

   Domestic                                   $   8,686   $   8,686   $   8,686  $       -   $        -  $   26,058
   International                                  2,000       2,000       2,000      2,000          510       8,510
                                              ---------   ---------   ---------  ---------   ----------  ----------

   Total pre-tax earnings targets             $  10,686   $  10,686   $  10,686  $   2,000   $      510  $   34,568
                                              =========   =========   =========  =========   ==========  ==========

Earn-outs as a percentage of prior year pre-tax earnings targets:

   Domestic                                        74.3%       74.3%       62.7%      --          --          70.4%
   International                                   50.0%       50.0%       50.0%      50.0%       50.0%       50.0%
   Combined                                        69.7%       69.7%       60.4%      50.0%       50.0%       65.4%

----------------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).
(2) During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $8.0 million if the applicable acquired companies generate an incremental $17.0 million in pre-tax earnings.

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

New Accounting Pronouncements

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes criteria and methodologies for the measurement, recognition and classification of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requiring companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to an exit or disposal plan. SFAS No. 146 also requires that such liabilities be measured at fair value. SFAS No. 146 had no impact on the Company's consolidated financial statements but may affect the measurement and recognition of any future restructuring activities.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure of Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the existing disclosure requirements for guarantees and provides clarification on when a company must measure and recognize a liability related to guarantees issued. The disclosure requirements of Interpretation No. 45 are effective for the Company's consolidated financial statements for the year ended December 31, 2002. The measurement and recognition provisions are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not require additional disclosures and is not expected to impact the Company's consolidated financial statements as the Company does not typically issue guarantees related to third-party indebtedness or performance.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes the fair value based method of accounting for stock-based employee compensation, (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Items (ii) and (iii) in the new requirements of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the requirements of item (ii) in Note 2 - Summary of Significant Accounting Policies and will include the requirements of item (iii) beginning with its first interim report as of and for the period ending March 31, 2003.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides new guidance with respect to the consolidation of all unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 is not expected to impact the Company's consolidated financial statements as the Company does not have investments in any unconsolidated special purpose or variable interest entities.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our invested cash. We place our cash with high credit quality financial institutions and invest that cash in money market funds and investment grade securities with maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2002, the fair value of our portfolio would decline by an immaterial amount. We do not invest in derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

      Our financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and footnotes related thereto are included within Item 15(a) of this Report and may be found at pages 45 through 70. Schedule II -- Valuation and Qualifying Accounts, may be found on page 71.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Our directors, executive officers and significant employees as of March 17, 2003 were as follows:

         Name                               Age      Position
         ----                               ---      --------
         Dennis L. Pelino                   55       Chairman of the Board of Directors and Chief Executive Officer
         Gary Koch                          44       Significant Employee - Chief Executive Officer of
                                                        Stonepath Logistics Domestic Services, Inc.
         Jason Totah                        43       Significant Employee - President of
                                                        Stonepath Logistics International Services, Inc.
         Bohn H. Crain                      39       Chief Financial Officer and Treasurer
         Stephen M. Cohen                   46       Senior Vice President, General Counsel and Secretary
         Thomas L. Scully                   53       Vice President and Controller/Principal Accounting Officer
         Douglass Coates                    60       Director
         Frank Palma (1)(2)                 65       Director
         David R. Jones (1)(2)              54       Director
         Aloysius T. Lawn, IV (1)(2)        44       Director
         Robert McCord                      44       Director

----------------
(1)   Member of Audit Committee
(2)   Member of Compensation Committee

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

      Gary Koch is a significant employee of the Company and serves as the Chief Executive Officer of Air Plus and Stonepath Logistics Domestic Services, Inc. Mr. Koch co-founded Air Plus in May 1990. In ten years, he built Air Plus into a transportation logistics company serving a customer base of manufacturing distributors and national retail chains with close to $60.0 million in annual revenues, over 200 employees and 16 offices in North American cities. Mr. Koch has over twenty years of logistics experience in the U.S. and Canadian markets with expertise in traditional air freight and distribution logistics. Mr. Koch received a B.S. in Marketing from Purdue University.

      Jason Totah is a significant employee of the Company and serves as the President of Global and Stonepath Logistics International Services, Inc. Mr. Totah joined Global in 1990 and has held several positions including Seattle Branch manager and Senior Vice President, Sales and Marketing, and Senior Vice President of Sales and Operations. Prior to Global, he worked in international logistics for Amoco Petroleum, stationed in various locations around the world. He graduated from Oregon State in 1983 with a degree in Agriculture Engineering.

      Bohn H. Crain has served as our Chief Financial Officer since January 10, 2002 and our Treasurer since May 30, 2002. Mr. Crain has over 15 years of experience in finance and accounting as well as extensive knowledge of transportation and logistics. Prior to joining Stonepath's executive team, he served from January 2001 to September 2001 as Executive Vice President and Chief Financial Officer for Schneider Logistics, Inc., a third-party logistics company. Before Schneider, Mr. Crain served from May 2000 to January 2001 as Vice President and Treasurer for Florida East Coast Industries, Inc., and from June 1989 to May 2000, he held various Vice-President and treasury positions with CSX and various of its subsidiaries. Mr. Crain holds a B.S. in Business Administration - Accounting from the University of Texas.

      Stephen M. Cohen has served as the Company's Senior Vice President, General Counsel and Secretary since April 2000. Since 1980, Mr. Cohen has been engaged in the practice of law, having most recently been a shareholder of Buchanan Ingersoll Professional Corporation from March 1996 to April 2000 and a partner of Clark Ladner, Fortenbaugh & Young from March 1990 to March 1996. Mr. Cohen's practice focused on corporate finance and federal securities matters. Mr. Cohen received a B.S. in Accounting from the School of Commerce and Finance of Villanova University, a J.D. from Temple University and a L.L.M. in Taxation from Villanova University School of Law.

      Thomas L. Scully has served as our Vice President and Controller since November 19, 2001. Before joining Stonepath, Mr. Scully was a senior manager within the assurance and advisory services of Deloitte & Touche, LLP from December 1996 to November 2001. Prior to Deloitte & Touche, from October 1980 to June 1996, Mr. Scully was an audit partner at BDO Seidman, LLP where he led numerous accounting, auditing and tax engagements for publicly traded and privately-held local, national, and international clients. Prior to BDO, he held the position of audit supervisor at Coopers & Lybrand, LLP. Mr. Scully is a certified public accountant and earned a B.S. in Accounting from St. Joseph's University, Philadelphia.

      J. Douglass Coates has served as a member of our Board of Directors since August 2001. He has been principal of Manalytics International, Inc., a transportation, logistics and supply chain consulting firm based in San Francisco, California, since 1992. He was previously President of ACS Logistics, a division of American President Lines, and President of Milne Truck Lines, then a subsidiary of the Sun Company. Mr. Coates holds a B.S. in Engineering from Pennsylvania State University and an MBA from the Wharton School of the University of Pennsylvania.

      Frank Palma has served as a member of our Board of Directors since August 2001. Mr. Palma has significant experience in the field of executive search and human resources. Since August 2000, Mr. Palma has been the principal and Chief Executive Officer of Frank Palma Associates, LLC, an executive recruiting firm. Briefly before that, he was the Chief Operating Officer of Global Sources, Inc., a human resources firm, and from 1985 to 2000, he was an Executive Vice President with Goodrich & Sherwood Associates, Inc., a human resource consulting services firm. Mr. Palma holds a B.S. in Business Management from the City College of New York and has completed graduate course work at Cornell University and New York University.

      David Jones has served as a member of our Board of Directors since September 2000. Mr. Jones has been President of DR Jones Financial, Inc., a privately-held consulting firm since its formation in September 1995. He is presently a director of Financial Asset Securities Corporation, an affiliate of Greenwich Capital Markets, Inc. Prior to forming DR Jones Financial, Inc., Mr. Jones was Senior Vice President-Asset Backed Finance of Greenwich Capital Markets, Inc. from 1989 to 1995. Mr. Jones served as a Vice President, and subsequently as a Managing Director of The First Boston Corporation, an investment banking firm, from 1982 to 1989 and as Manager-Product Development of General Electric Credit Corp., an asset-based lender and financial services company, from 1981 to 1982. Mr. Jones is a graduate of Harvard College and has an MBA from the Amos Tuck School of Business Administration.

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

      Robert McCord has served as a member of our Board of Directors since March 2001. He is also a Managing Director of PA Early Stage, an affiliated fund of Safeguard Scientifics Inc. At PA Early Stage, which he co-founded in 1997, Mr. McCord specializes in business development for their portfolio companies. He also serves as President and Chief Executive Officer of the Eastern Technology Council, a consortium of more than 1,200 technology-oriented companies. At the Technology Council he provides contacts, capital and information for senior executives. Mr. McCord co-founded and also serves as a principal of the Eastern Technology Fund, which provides seed and early-stage funding for technology companies in the eastern corridor. Previously, he served as Vice President of Safeguard Scientifics, Inc., a leader in identifying, developing and operating premier technology companies. Before joining Safeguard, Mr. McCord spent a decade on Capitol Hill where he served as Chief of Staff, Speechwriter and Budget Analyst in a variety of congressional offices. He specialized in budget and deregulatory issues and, as Chief Executive Officer of the bipartisan Congressional Institute for the Future, he ran a staff which tracked legislation and provided policy analyses and briefings. Mr. McCord earned his B.S., with high honors, from Harvard University and his MBA from the Wharton School.

Compliance with Section 16(a) of The Securities Exchange Act

      Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during 2002 all reporting persons timely complied with all filing requirements applicable to them.

Item 11.   Executive Compensation

      The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2002 to or for the benefit of our Chief Executive Officer and our other executive officers whose cash compensation exceeded $100,000 (the "Named Executive Officers").

                                                 Summary Compensation Table
                                                 --------------------------
                                                                                 Long-Term
                                              Annual Compensation            Compensation Awards
                                              -------------------            -------------------
                                                                         Restricted
                                                                           Stock                              All Other
Name and Principal Position                    Salary      Bonus           Awards      Number of Options    Compensation(1)
---------------------------                    ------      -----           ------      -----------------    ------------
Dennis L. Pelino, Chairman          2002      $360,000           -            -             1,900,000 (2)              -
and Chief Executive Officer         2001      $158,691    $180,000            -             1,800,000 (3)              -

Stephen M. Cohen, Senior            2002      $200,000     $15,000            -               100,000 (4)        $62,000
Vice President, General             2001      $227,884     $50,000            -               750,000 (5)              -
Counsel and Secretary               2000      $103,927           -            -               300,000 (6)              -

Bohn H. Crain, Chief Financial      2002      $200,000     $37,500            -               350,000 (7)        $44,000
Officer and Treasurer

Thomas L. Scully, Vice              2002      $105,000     $12,500            -                25,000                  -
President - Controller and          2001       $12,519           -            -                25,000                  -
Principal Accounting Officer

----------------
(1) During the periods reflected, certain of the officers named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. The dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year, unless otherwise noted.

(2) These options were granted on July 3, 2002 and vest to the extent of 633,333 on each of the first two anniversaries of the award date and to the extent of 633,334 on the third anniversary of the award date, with 100% acceleration of vesting in the event of a change of control transaction. These options also vest fully upon death, disability, or termination of employment without cause.

(3) These options were granted in conjunction with Mr. Pelino's employment by the Company on June 21, 2001 and are fully vested.

(4) These options were granted on July 3, 2002. Twenty five percent of the options vest on July 3, 2003 and the remainder vest pro rata over the following 36 months, with 100% acceleration of vesting following a change of control transaction.

(5) These options were granted in conjunction with an amendment to Mr. Cohen's employment agreement during April 2001. They vest pro rata over the thirty-six (36) month period of his employment through April 2004, with 100% acceleration of vesting following change of control, or upon a termination of employment without cause. In the event of death or disability, the options which would have become vested within the next 12 months become vested.

(6) These options were surrendered by Mr. Cohen during the fourth quarter of 2001.

(7) 150,000 of these options were granted on January 10, 2002, of which 50,000 vested on January 10, 2003, with the remainder vesting over the following 24 months and with 100% acceleration of vesting following a change of control transaction or upon a termination of employment without cause. 200,000 of these options were granted on July 3, 2002, of which 50,000 vest on July 3, 2003, with the remainder vesting pro rata over the following 36 months and with 100% acceleration of vesting following a change of control transaction, or upon a termination of employment without cause.

Employment Agreements

      Effective as of February 22, 2002, we entered into an amended employment agreement with our Chief Executive Officer, Dennis L. Pelino. This agreement amended and restated our prior agreement with Mr. Pelino dated June 21, 2001. Pursuant to this agreement, we have agreed to employ Mr. Pelino as our Chief Executive Officer through June 2006 at an annual base salary of $360,000. In addition to his base salary, Mr. Pelino is entitled to bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Mr. Pelino is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to the employment agreement, Mr. Pelino is also entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

      As of April 19, 2001, we entered into a three-year employment agreement with our General Counsel, Stephen M. Cohen. This was further modified effective December 27, 2001. This had the effect of amending and restating our prior employment agreement with Mr. Cohen entered into in April 2000. In addition to an annual salary of $200,000, Mr. Cohen is entitled to bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Mr. Cohen is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to his employment agreement, Mr. Cohen is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

      Effective as of February 1, 2003 we entered into an Amended Employment Agreement with our Chief Financial Officer, Bohn H. Crain. This agreement amended and restated our prior Agreement with Mr. Crain dated January 10, 2002. Pursuant to this Agreement, we have agreed to employ Mr. Crain as our Chief Financial Officer through February 1, 2006 at an annual base salary of $200,000. In addition to his annual base salary, Mr. Crain's employment agreement provides for bonus compensation based upon the achievement of certain target objectives, as well as bonus compensation determined at the discretion of the Board of Directors. Mr. Crain is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to his employment agreement, Mr. Crain is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

Change in Control Arrangements

      Our Chief Executive Officer, Chief Financial Officer and General Counsel are each employed under agreements that contain change in control arrangements. If employment of any of these officers is terminated following a change in control (other than for cause), then we must pay such terminated employee a termination payment equal to 2.99 times his salary and bonus, based upon the average annual bonus paid to him prior to termination of his employment. In addition, all of their unvested stock options shall immediately vest as of the termination date of their employment due to a change in control. In each of their agreements, a change in control is generally defined as the occurrence of any one of the following:

      o any "Person" (as the term "Person" is used in Section 13(d) and Section 14(d) of the Securities Exchange Act of 1934), except for the effected employee, becoming the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

      o a contested proxy solicitation of our stockholders that results in the contesting party obtaining the ability to vote securities representing 50% or more of the combined voting power of our then-outstanding securities;

      o a sale, exchange, transfer or other disposition of 50% or more in value of our assets to another Person or entity, except to an entity controlled directly or indirectly by us;

      o a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquiror immediately following the transaction, or a plan involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws is adopted; or

      o during any period of twelve consecutive months, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

      Notwithstanding the foregoing, a "change of control" is not deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, us and any entity in which the effected employee has, directly or indirectly, at least a 25% equity or ownership interest; or (ii) in a transaction otherwise commonly referred to as a "management leveraged buy-out."

      In addition, the existing stock options granted to these executive officers fully vest upon a "change in control," as defined within our Stock Incentive Plan.

Directors Compensation

      During 2002, Mr. Pelino received no compensation for serving on the Board except for reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors are paid $1,250 per month, provided that each member attends 75% of all meetings. In addition, an annual fee of $10,000 is paid to the chairman of the audit and compensation committees. Upon joining our Board of Directors, each of our non-employee directors received an option to purchase 50,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant. One-half of these options vested on the first anniversary of the director's membership on the Board, and the balance vest on the second anniversary of Board membership. In addition, on November 5, 2002 each member of our Audit Committee received options to purchase 15,000 shares of our common stock at an exercise price of $1.45 per share. One-half of these options vest on November 5, 2003, and the balance vest on November 5, 2004, contingent upon continued Board service.

Stock Options and Warrants

      The following table sets forth information on option grants in fiscal 2002 to the Named Executive Officers.

                                             Option Grants in Last Fiscal Year
                                             ---------------------------------
                                                                                              Potential Realizable Value at
                                       % of Total                                                 Assumed Annual Rates of
                                         Options                 Market                        Stock Price Appreciation for
                                        Granted to              Price on                               Option Term
                          Number of    Employees in    Exercise  Date of       Expiration        ------------------------
        Name          Options Granted  Fiscal Year     Price      Grant          Date              5%             10%
        ----          ---------------  ------------    -----      -----          ----              --             ---
Dennis L. Pelino (1)      1,900,000       52.73%        $1.30      $1.09          July 2012      $903,000      $2,902,000
Stephen M. Cohen            100,000        2.78%        $1.30      $1.09          July 2012        48,000         153,000
Bohn H. Crain (2)           150,000        4.16%        $1.78      $1.78       January 2012       168,000         426,000
                            200,000        5.55%        $1.30      $1.09          July 2012        95,000         305,000
Thomas L. Scully             25,000        0.69%        $1.30      $1.13     September 2012        14,000          41,000

----------------
(1) Does not include the grant to Mr. Pelino on March 10, 2003 of options to purchase 300,000 and 400,000 shares of the Company's common stock at exercise prices of $1.68 and $2.00 per share, respectively.

(2) Does not include the grant to Mr. Crain on February 24, 2003 of options to purchase 200,000 shares of the Company's common stock at an exercise price of $1.53 per share, or the grant to Mr. Crain on March 25, 2003 of options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.81 per share.

      The following table sets forth information concerning year-end option values for fiscal 2002 for the Named Executive Officers. The value of the options was based on the closing price of our common stock on December 31, 2002 of $1.45.

                                               Fiscal Year End Option Values

                                                        Number of Unexercised        Value of Unexercised In-the-Money
                                                     Options at Fiscal Year End          Options at Fiscal Year End
                                                    ------------------------------   -----------------------------------
                           Shares
                         Acquired on     Value
                          Exercise      Realized       Exercisable   Unexercisable       Exercisable      Unexercisable
                          --------      --------       -----------   -------------       -----------      -------------
Dennis L. Pelino                 -             -         1,800,000    1,900,000(1)       $1,134,000         $285,000
Stephen M. Cohen                 -             -           437,500      412,500             372,000          281,000
Bohn H. Crain                    -             -                 -      350,000(1)                -           30,000
Thomas L. Scully                 -             -             8,948       41,052                   -            4,000

----------------
(1) Does not include options to purchase 300,000 and 400,000 shares of the Company's common stock granted to Mr. Pelino on March 10, 2003 at exercise prices of $1.68 and $2.00 per share, respectively, or options to purchase 200,000 shares of the Company's common stock granted to Mr. Crain on February 24, 2003 at an exercise price of $1.53 per share and options to purchase 25,000 shares of the Company's common stock granted to Mr. Crain on March 25, 2003 at an exercise price of $1.81 per share.

      Outstanding Stock Options

      The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the "Stock Incentive Plan") covers 10,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards, and, incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

      All stock options granted under the Stock Incentive Plan are exercisable for a period of up to ten (10) years from the date of grant. The Company may not grant incentive stock options pursuant to the Stock Incentive Plan at exercise prices which are less than the fair market value of the common stock on the date of grant. The term of an incentive stock option granted under the Stock Incentive Plan to a stockholder owning more than 10% of the issued and outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the common stock on the date of grant. The Stock Incentive Plan contains certain limitations on the maximum number of shares of the common stock that may be awarded in any calendar year to any one individual for the purposes of Section 162(m) of the Code.

      As of March 17, 2003, options to purchase 8,145,600 shares of common stock were outstanding under the Stock Incentive Plan. With the exception of 271,000 options granted at exercise prices above $2.00 per share, all of the options granted under the Stock Incentive Plan are subject to exercise prices of between $.50 and $2.00 per share.

      Generally, most of the options under the Stock Incentive Plan are granted subject to periodic vesting over a period of between three and four years, contingent upon continued employment with the Company. In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 2,282,900 shares of common stock. The following schedule identifies the vesting schedule associated with all of the Company's outstanding options:

                                             Plan          Non-Plan          Total
                                          -----------    -----------     --------------
             Vested as of 12/31/02         2,942,381      2,256,650          5,199,031
             To vest in 2003               2,077,235         26,250          2,103,485
             To vest in 2004               1,472,010             --          1,472,010
             To vest in 2005               1,229,474             --          1,229,474
             To vest in 2006                 424,500             --            424,500
                                           ---------      ---------         ----------
                                           8,145,600      2,282,900         10,428,500
                                           =========      =========         ==========

      At March 17, 2003, these options were outstanding at the following exercise prices:

                          Number of Options
             ---------------------------------------------          Range of
                 Plan          Non-Plan          Total          Exercise Prices
             --------------   ------------    ------------    ---------------------
                 3,315,000      1,792,500       5,107,500            $0.50 - $1.00
                 4,559,600         83,200       4,642,800            $1.21 - $2.00
                   271,000        144,000         415,000            $2.05 - $4.00
                        --         73,600          73,600           $6.38 - $10.00
                        --        189,600         189,600          $12.50 - $17.50
                 ---------      ---------      ----------
                 8,145,600      2,282,900      10,428,500
                 =========      =========      ==========

      Outstanding Warrants

      As of March 17, 2003, warrants to purchase 2,792,093 shares of common stock were outstanding. Most of these warrants were granted in connection with investment related transactions. With the exception of warrants to purchase 8,157 shares at an exercise price of $6.00, warrants to purchase 150,000 shares at $1.23 per share, and warrants to purchase 297,000 shares at $1.49 per share, all of the remaining warrants are subject to an exercise price of $1.00 per share and expire in July 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth information with respect to the beneficial ownership of common stock and Series D preferred stock owned, as of March 17, 2003, by:

      o the holders of more than 5% of any class of the Company's voting securities;

      o  each of the directors;

      o  each of the executive officers; and

      o  all directors and executives officers of the Company as a group.

      As of March 17, 2003, an aggregate of 27,945,914 shares of common stock and 360,745 shares of Series D Preferred Stock were issued and outstanding. Each share of Series D preferred stock is convertible into ten shares of our common stock. For purposes of computing the percentages under the following tables, it is assumed that all options and warrants to acquire common or preferred stock which have been issued to the directors, executive officers and the holders of more than 5% of common or preferred stock and are fully vested or will become fully vested within 60 days from March 17, 2003 have been exercised by these individuals and the appropriate number of shares of common stock and preferred stock have been issued to these individuals.

                                  COMMON STOCK
                                  ------------

                                                                  Shares Owned
                                                                  Beneficially
                                                                       and         Percentage of
Name of Beneficial Owner               Position                   of Record (1)        Class
------------------------               --------                   -------------    -------------
Dennis L. Pelino(2)                    Officer, Director           2,506,222           8.34%
Stephen M. Cohen(3)                    Officer                       556,851           1.95%
Bohn H. Crain(4)                       Officer                        92,601               *
Thomas L. Scully(5)                    Officer                        15,204               *
David R. Jones(6)                      Director                      130,000               *
Aloysius T. Lawn, IV(7)                Director                       50,000               *
Robert McCord(8)                       Director                      100,000               *
J. Douglass Coates(9)                  Director                       25,000               *
Frank Palma(10)                        Director                       25,000               *

Brown Simpson Partners I, Ltd.         Beneficial Owner            2,011,840           6.71%
Carnegie Hall Tower
152 West 57th Street, 21st Fl.
New York, NY 10019(11)

Michael Karp                           Beneficial Owner            1,411,250           5.04%
University City Housing
1062 Lancaster Avenue
Suite 30B
Rosemont, PA 19010

All directors and executive officers                               3,500,878          11.31%
as a group (9 people)

----------------
(*)   Less than one percent.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Includes 406,222 shares and 2,100,000 shares of common stock issuable upon exercise of vested options. Does not include 2,300,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(3) Includes 11,850 shares and 545,001 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 17, 2003. Does not include 314,999 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(4) Includes 17,600 shares and 75,001 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 17, 2003. Does not include 499,999 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(5) Includes 15,204 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 17, 2003. Does not include 43,096 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(6) Includes 80,000 shares and 50,000 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 17, 2003. Does not include 15,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(7) Includes 50,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 17, 2003. Does not include 15,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(8) Includes 100,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 17, 2003.

(9) Includes 25,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 17, 2003. Does not include 25,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(10) Includes 25,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 17, 2003. Does not include 40,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 17, 2003.

(11) Represents shares of common stock issuable upon conversion of 201,184 shares of Series D preferred stock.

                            SERIES D PREFERRED STOCK

                                                                 Shares of
                                                          Series D Preferred Stock
                                                           Owned Beneficially and
             Name of Beneficial Owner                         of Record (1)(2)            Percentage of Class
             ------------------------                         ----------------            -------------------
             Brown Simpson Partners I, Ltd.                        201,184                        55%
             Carnegie Hall Tower
             152 West 57th Street, 21st Fl.
             New York, NY 10019

             Halifax Fund, LP                                       40,197                        11%
             195 Maplewood Avenue
             Maplewood, NJ  07040

             Schottenfeld Associates, L.P.                          25,451                         7%
             880 Third Avenue, 16th Floor
             New York, NY  10022

             Bridgewater Partners, L.P.                             20,119                         6%
             880 Third Avenue, 16th Floor
             New York, NY  10022

             CSL Associates LP                                      20,119                         6%
             399 Park Avenue, 37th Floor
             New York, NY  10020

             Norton Herrick Irrevocable Securities                  40,201                        11%
             Trust
             20 Community Place, 2nd Floor
             Morristown, NY  07960

             TOTAL                                                 347,271

----------------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Series D preferred stock beneficially owned by them.

(2) Each of the shares of Series D preferred stock convert into ten shares of the Company's common stock. Shares of the Series D preferred stock have limited voting rights, on an as converted to common stock basis, in connection with a consolidation, sale or merger of the Company that could result in a change of control.

Item  13. Certain Relationships and Related Transactions

Participation of Chief Executive Officer in Recent Private Placement Transaction

      At the request of one of the lead investors, Dennis L. Pelino, our Chief Executive Officer, purchased 100,000 shares of our common stock at a price of $1.54 per share in the recent private placement transaction that was completed on March 7, 2003. Mr. Pelino's purchase price represented a 14.1% premium over the purchase price of $1.35 paid by the non-affiliated investors in the transaction.

Payments to Former Executive Officer

      During 2002 and 2003, we made aggregate severance payments of $575,000 to Andrew Panzo, a former executive officer, in connection with a December 14, 2001 Separation Agreement in which Mr. Panzo resigned his position as an officer of the Company. In connection with the Separation Agreement we also agreed to cover Mr. Panzo and his family on our medical plan during 2002 and to accelerate the vesting of the balance of his options to purchase 1,270,000 shares of our common stock. As of December 14, 2001, Mr. Panzo had already vested in 1,102,500 of these options.

Private Exchange Transaction with the Former Holders of our Series C Preferred Stock

      During the quarter ended September 30, 2002, we completed a private exchange transaction resulting in the restructuring of our outstanding shares of Series C preferred stock. In the restructuring, effective as of July 19, 2002, all of the Company's shares of Series C preferred stock, representing approximately $44.6 million in liquidation preferences, were surrendered and retired in exchange for a combination of securities consisting of (i) 1,911,071 shares of our common stock upon conversion of the Series C preferred stock; (ii) warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 through July 18, 2005 (including an amendment to the 158,348 Series C warrants that were originally granted in March 2000 for the purpose of reducing the exercise price thereof from $26.58 to $1.00 per share and extending the exercise period from March 2003 to July 18, 2005); and (iii) 360,745 shares of a newly designated class of Series D convertible preferred stock which in the future are convertible into 3,607,450 shares of the our common stock.

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

Amendment and Restatement of Employment Arrangements with Executive Officers

      Effective as of February 22, 2002, we entered into an amended employment agreement with our Chief Executive Officer, Dennis L. Pelino. This agreement amended and restated our prior agreement with Mr. Pelino dated June 21, 2001. On October 18, 2001, we amended the terms of the options granted to Mr. Pelino under his original employment agreement dated June 21, 2001. We further amended the terms of Mr. Pelino's options on July 3, 2002, when we accelerated the vesting of his original options to purchase 1,800,000 shares of our common stock and granted him options to purchase an additional 1,900,000 shares of our common stock.

      Effective as of February 1, 2003, we entered into an amended employment agreement with our Chief Financial Officer, Bohn H. Crain. This agreement amended and restated our prior agreement with Mr. Crain dated January 10, 2002.

Loan to Officer

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

Item 14.   Controls and Procedures

Evaluation of Controls and Procedures

      Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

      In addition, since the date of our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

           1. Consolidated Financial Statements:
                  Independent Auditors' Report............................................................   45
              Consolidated Balance Sheets as of December 31, 2002 and 2001................................   46
              Consolidated Statements of Operations for the Years Ended
                  December 31, 2002, 2001 and 2000........................................................   47
              Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  for the Years Ended December 31, 2002, 2001 and 2000....................................   48
              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2002, 2001 and 2000........................................................   50
              Notes to Consolidated Financial Statements..................................................   51

           2. Consolidated Financial Statement Schedule:
              Schedule II - Valuation and Qualifying Accounts ............................................   71

(b) Reports on Form 8-K:

    We filed one report on Form 8-K during the fiscal quarter ended December 31, 2002:

             (i) Form 8-K dated October 16, 2002 providing information pursuant to Regulation FD relative to a series of meetings the Company intended to hold with private investors.

(c) Exhibit Listing:

Exhibit
Number                 Document
------                 --------

2.1(1) Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as Shareholders' Agent)

2.2(1) First Amendment to Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as Shareholders' Agent)

2.3(2) Stock Purchase Agreement dated March 5, 2002 by and among Stonepath Group, Inc., Stonepath Logistics International Services, Inc. and Global Transportation Services, Inc. and the Shareholders of Global Transportation Services, Inc. and Jason F. Totah (as shareholders' agent)

2.4(3) Stock Purchase Agreement dated April 9, 2002 by and among Stonepath Logistics Domestic Services, Inc. and United American Acquisitions and Management, Inc., d/b/a United American Freight Services, Inc. and Douglas Burke

2.5(3) Amendment to Stock Purchase Agreement dated May 30, 2002 by and among Stonepath Logistics Domestic Services, Inc., and United American Acquisitions and Management, Inc., d/b/a United Freight Services, Inc. and Douglas Burke

3.1(4)                 Amended and Restated Certificate of Incorporation

3.2(5) Certificate of Amendment to the Certificate of Incorporation

3.3(5)                 Amended and Restated Bylaws

Exhibit
Number                 Document
------                 --------

3.4(6)                 Certificate of Designation of Series D Convertible
                       Preferred Stock

4.1(4)                 Specimen Common Stock Certificate for Stonepath Group,
                       Inc.

4.2(7) Form of Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock

4.3(8) Form of Amendment to Common Stock Purchase Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002

4.4(8) Form of Contingent Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002

4.5(6) Form of Exchange Agreement by and between the Company and certain holders of the Company's Series C Convertible Preferred Stock

4.6(9) Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (the "Plan")

4.7(9)                 Form of Stock Option Agreement under the Plan

4.8(9)                 Form of Non-Plan Option to Purchase Common Stock of the
                       Company

4.9(10) Amended and Restated Option Agreement between the Company and Dennis L. Pelino effective as of February 22, 2002 ("Pelino Options")

4.10(11) Amendment No. 1 to Amended and Restated Option to Purchase Common Stock of Stonepath Group, Inc. granted to Dennis L. Pelino, Effective as of July 3, 2002

4.11(11)               Stock Option Agreement between the Company and Dennis L.
                       Pelino dated July 3, 2002

4.12(9)                Stock Option Agreement between the Company and Stephen M.
                       Cohen dated April 19, 2001

4.13(14)               Stock Option Agreement between the Company and Stephen M.
                       Cohen dated July 3, 2002.

4.14(13)               Stock Option Agreement between the Company and Bohn H.
                       Crain dated January 10, 2002

4.15(14)               Stock Option Agreement between the Company and Bohn H.
                       Crain dated July 3, 2002

4.16(18)               Stock Option Agreement between the Company and Bohn H.
                       Crain dated February 24, 2003

4.17(18)               Stock Option Agreement between the Company and Dennis L.
                       Pelino (covering the grant of 300,000 Options) dated March 10, 2003

4.18(18)               Stock Option Agreement between the Company and Dennis L.
                       Pelino (covering the grant of 400,000 Options) dated March 10, 2003

4.19(18) Form of Subscription Agreement by and between the Company and certain purchasers of common shares (including exhibit providing for registration rights)

4.20(18) Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated October 16, 2002

Exhibit
Number                 Document
------                 --------

4.21(9)                Stock Option Agreement between the Company and Andrew P.
                       Panzo dated April 19, 2001

4.22(9)                Stock Option Agreement between Net Value, Inc. and Andrew
                       P. Panzo dated December 4, 1999

4.23(12) Option to Purchase Common Stock of the Company granted to Andrew P. Panzo effective as of June 1, 1999

10.1(10) Amended and Restated Employment Agreement between the Company and Dennis L. Pelino dated February 22, 2002

10.2(12) Amended and Restated Employment Agreement between the Company and Stephen M. Cohen dated April 19, 2001

10.3(10)               Letter Agreement between the Company and Stephen M.
                       Cohen dated December 27, 2001

10.4(18) Amended and Restated Employment Agreement between the Company and Bohn H. Crain dated February 24, 2002

10.5(15)               Separation Agreement between the Company and Andrew P.
                       Panzo dated December 11, 2001

10.6(1) Executive Employment Agreement between M.G.R., Inc. and Gary Koch dated as of October 5, 2001

10.7(18) Executive Employment Agreement between Global Transportation Services, Inc. and Jason F. Totah dated April 4, 2002

10.8(16)               Stonepath Group, Inc. 401(k) Profit Sharing Plan.

10.9(17) Loan and Security Agreement dated as of May 15, 2002 between LaSalle Business Credit, Inc. and Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Transportation Services, Inc., Global Container Line, Inc., M.G.R., Inc., d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc. and Stonepath Operations, Inc.

21.1(18)               Subsidiaries of Stonepath Group, Inc.

23.1(18)               Independent Auditors' Consent

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                   Certification of Chief Financial Officer pursuant to
                       18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated October 5, 2001 filed October 19, 2001
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated April 4, 2002 filed April 19, 2002
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2002 filed June 12, 2002
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-88629) filed October 8, 1999
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001
(6) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed July 31, 2002 (Registration No. 333-91240).
(7) Incorporated by reference to the Company's Current Report on Form 8-K dated March 3, 2000, filed March 17, 2000
(8) Incorporated by reference to the Company's Form 10-Q for the third quarter ended September 30, 2002, filed November 14, 2002.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed December 11, 2001
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed March 29, 2002
(11) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 2002, filed July 16, 2002
(12) Incorporated by reference to the Company's Form 10-Q for the second quarter ended June 30, 2001, filed August 13, 2001
(13) Incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 2002, filed January 25, 2002
(14) Incorporated by reference to the Company's Form 10-Q for the second quarter ended June 30, 2002, filed August 14, 2002
(15) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2001, filed December 27, 2001
(16) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on February 25, 2003 (Registration No. 10439).
(17) Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2002, filed May 20, 2002
(18)  Filed herewith.

                          Independent Auditors' Report

Board of Directors and Stockholders of
Stonepath Group, Inc.:

We have audited the accompanying consolidated balance sheets of Stonepath Group, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the three years ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2003, except
  as to Note 17, which is
  as of March 10, 2003

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                          Assets
                                                                                           2002                2001
                                                                                       -----------          -----------
Current assets:
     Cash and cash equivalents                                                         $ 2,266,108          $15,227,830
     Accounts receivable, less allowances for doubtful accounts
        of $320,000 and $167,000 at 2002 and 2001, respectively                         21,799,983            7,303,426
     Loans receivable from related parties                                                  39,593               64,589
     Prepaid expenses                                                                      963,102              618,873
     Assets of discontinued operations                                                     300,000              415,845
                                                                                       -----------          -----------
                         Total current assets                                           25,368,786           23,630,563

Goodwill                                                                                25,041,150           14,437,816
Furniture and equipment, net                                                             3,233,677            1,737,603
Acquired intangibles, net                                                                1,760,611              970,000
Note receivable, related party                                                             262,500                    -
Other assets                                                                               946,847              289,574
                                                                                       -----------          -----------

                                                                                       $56,613,571          $41,065,556
                                                                                       ===========          ===========

                           Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                  $12,873,703          $ 5,353,656
     Earn-out payable                                                                    3,879,856                    -
     Accrued payroll and related expenses                                                1,195,275            1,427,315
     Accrued expenses                                                                    1,786,100            1,590,272
                                                                                       -----------          -----------

                         Total current liabilities                                      19,734,934            8,371,243
                                                                                       -----------          -----------

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        Series C, convertible, issued and outstanding: 3,750,479 shares at 2001                  -                3,750
        Series D, convertible, issued and outstanding: 360,745 shares at 2002
          (liquidation preference: $21,644,700)                                                361                    -
     Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 23,453,414 shares and 20,903,110 shares at 2002 and 2001,
        respectively                                                                        23,453               20,903
     Additional paid-in capital                                                        196,235,064          210,730,999
     Accumulated deficit                                                              (159,263,835)        (177,849,701)
     Deferred compensation                                                                (116,406)            (211,638)
                                                                                       -----------          -----------

                         Total stockholders' equity                                     36,878,637           32,694,313
                                                                                       -----------          -----------

                                                                                       $56,613,571          $41,065,556
                                                                                       ===========          ===========

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                              2002              2001              2000
                                                                        ----------------  ----------------  ----------------
Revenues                                                                $   139,649,219   $    15,597,889   $             -

Cost of transportation                                                      101,339,024         9,740,774                 -
                                                                        ---------------   ---------------   ---------------

Net revenues                                                                 38,310,195         5,857,115                 -
Personnel costs                                                              19,089,069         5,997,245         4,262,646
Other selling, general and administrative costs                              15,681,522         4,148,980         3,157,204
                                                                        ---------------   ---------------   ---------------


Income (loss) from operations                                                 3,539,604        (4,289,110)       (7,419,850)
Other income (expense):
    Interest income                                                              90,680         1,285,657         2,080,140
    Interest expense                                                                  -            (4,102)          (15,713)
    Other income                                                                 37,311            13,153                 -
                                                                        ---------------   ---------------   ---------------

Income (loss) from continuing operations before income taxes                  3,667,595        (2,994,402)       (5,355,423)
Income taxes                                                                    101,877                 -                 -
                                                                        ---------------   ---------------   ---------------


Income (loss) from continuing operations                                      3,565,718        (2,994,402)       (5,355,423)
Discontinued operations:
     Loss from discontinued operations                                                -       (14,729,193)      (30,815,850)
     Gain on disposal of discontinued operations                                      -           866,480                 -
                                                                        ---------------   ---------------   ---------------

Net income (loss)                                                             3,565,718       (16,857,115)      (36,171,273)
Preferred stock dividends                                                    15,020,148        (4,151,198)      (45,750,830)
                                                                        ---------------   ---------------   ---------------


Net income (loss) attributable to common stockholders                   $    18,585,866   $   (21,008,313)  $   (81,922,103)
                                                                        ===============   ===============   ===============

Basic earnings (loss) per common share -
     Continuing operations                                              $          0.84   $         (0.34)  $         (2.89)
     Discontinued operations                                                          -             (0.68)            (1.75)
                                                                        ---------------   ---------------   ---------------

     Earnings (loss) per common share                                   $          0.84   $         (1.02)  $         (4.64)
                                                                        ===============   ===============   ===============

Diluted earnings (loss) per common share -
     Continuing operations                                              $          0.12   $         (0.34)   $        (2.89)
     Discontinued operations                                                          -             (0.68)            (1.75)
                                                                        ---------------   ---------------   ---------------

     Earnings (loss) per common share                                   $          0.12   $         (1.02)   $        (4.64)
                                                                        ===============   ===============   ===============


Basic weighted average common shares outstanding                             22,154,861        20,510,345        17,657,913
                                                                        ===============   ===============   ===============

Diluted weighted average common shares outstanding                           29,232,568        20,510,345        17,657,913
                                                                        ===============   ===============   ===============

          See accompanying notes to consolidated financial statements.

                             STONEPATH GROUP, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years ended December 31, 2002, 2001 and 2000

                                      Preferred stock, Series C  Preferred stock, Series D
                                      -------------------------  -------------------------
                                         Shares         Amount      Shares     Amount
                                       ----------     --------     -------     ------
Balances at December 31, 1999                  --     $   --            --     $  --

Net loss                                       --         --            --        --
Other comprehensive loss
   Unrealized loss on
      available-for-sale securities            --         --            --        --

Comprehensive loss

Issuance of warrants                           --         --            --        --
Issuance of common stock,
   net of cancellations                        --         --            --        --
Issuance of preferred stock,
   Series C, net                        4,166,667      4,167            --        --
Completion of in-process merger with
   Net Value, Inc.                             --         --            --        --
Contributed capital                            --         --
Series B preferred stock conversion            --         --            --        --
Series C preferred stock conversion      (779,793)      (779)           --        --
Preferred stock dividends                 270,196        269                      --
Treasury stock                                 --         --            --        --
Compensatory common stock, options
   and warrants issued, net of
   cancellations                               --         --            --        --
Amortization of deferred stock-
   based compensation                          --         --            --        --
                                       ----------     ------       -------     -----
Balances at December 31, 2000           3,657,070      3,657            --        --

Net loss                                       --         --            --        --
Other comprehensive income
   Unrealized gain on
      available-for-sale securities            --         --            --        --

Comprehensive loss

Issuance of contingent warrants                --         --            --        --
Exercise of options and warrants               --         --            --        --
Series C preferred stock conversion      (205,660)      (206)           --        --
Preferred stock dividends                 299,069        299            --        --
Compensatory common stock, options
   and warrants issued, net of
   cancellations                               --         --            --        --
Amortization of deferred stock-
   based compensation                          --         --            --        --
                                       ----------     ------       -------     -----
Balances at December 31, 2001           3,750,479      3,750            --        --

Net income                                     --         --            --        --

Exercise of options and warrants               --         --            --        --
Series C preferred stock conversion    (3,913,220)    (3,913)      360,745       361
Preferred stock dividends                 162,741        163            --        --
Compensatory warrants issued                   --         --            --        --
Amortization of deferred stock-
    based compensation                         --         --            --        --
                                       ----------     ------       -------     -----
Balances at December 31, 2002                  --     $   --       360,745     $ 361
                                       ==========     ======       =======     =====

                                [RESTUBBED TABLE]

                                                      Common stock
                                      ---------------------------------------------
                                         Net Value, Inc.      Stonepath Group, Inc.        Additional
                                      ---------------------------------------------         paid-in
                                        Shares     Amount       Shares      Amount          capital
                                      ----------   ------     ----------    -------       ------------
Balances at December 31, 1999           1,037,338     $1,038     15,522,807    $15,523       $103,946,136

Net loss                                       --         --             --         --                 --
Other comprehensive loss
   Unrealized loss on
      available-for-sale securities            --         --             --         --                 --

Comprehensive loss

Issuance of warrants                           --         --             --         --          7,391,691
Issuance of common stock,
   net of cancellations                    60,250         60      1,494,822      1,495         10,478,493
Issuance of preferred stock,
   Series C, net                               --         --             --         --         40,878,920
Completion of in-process merger with
   Net Value, Inc.                     (1,092,588)    (1,093)     1,754,132      1,754               (661)
Contributed capital                            --         --             --         --            853,319
Series B preferred stock conversion            --         --      1,180,180      1,180          4,304,734
Series C preferred stock conversion            --         --        779,793        779                 --
Preferred stock dividends                      --         --             --         --         45,642,097
Treasury stock                             (5,000)        (5)      (312,200)      (312)        (1,203,044)
Compensatory common stock, options
   and warrants issued, net of
   cancellations                               --         --             --         --         (1,368,356)
Amortization of deferred stock-
   based compensation                          --         --             --         --                 --
                                       ----------     ------     ----------    -------       ------------
Balances at December 31, 2000                  --         --     20,419,534     20,419        210,923,329

Net loss                                       --         --             --         --                 --
Other comprehensive income
   Unrealized gain on
      available-for-sale securities            --         --             --         --                 --

Comprehensive loss

Issuance of contingent warrants                --         --             --         --            562,370
Exercise of options and warrants               --         --        200,000        200            199,800
Series C preferred stock conversion            --         --        205,660        206                 --
Preferred stock dividends                      --         --             --         --          3,588,529
Compensatory common stock, options
   and warrants issued, net of
   cancellations                               --         --         77,916         78         (4,543,029)
Amortization of deferred stock-
   based compensation                          --         --             --         --                 --
                                       ----------     ------     ----------    -------       ------------
Balances at December 31, 2001                  --         --     20,903,110     20,903        210,730,999

Net income                                     --         --             --         --                 --

Exercise of options and warrants               --         --        440,808        441            424,740
Series C preferred stock conversion            --         --      2,109,496      2,109        (16,971,597)
Preferred stock dividends                      --         --             --         --          1,952,729
Compensatory warrants issued                   --         --             --         --             95,000
Amortization of deferred stock-
    based compensation                         --         --             --         --              3,193
                                       ----------     ------     ----------    -------       ------------
Balances at December 31, 2002                  --     $   --     23,453,414    $23,453       $196,235,064
                                       ==========     ======     ==========    =======       ============

          See accompanying notes to consolidated financial statements.

                             STONEPATH GROUP, INC.
              Consolidated Statements of Stockholders' Equity and
                    Comprehensive Income (Loss) (continued)
                  Years ended December 31, 2002, 2001 and 2000




                                                              Accumulated
                                                                 other              Deferred                              Total
                                               Accumulated   comprehensive        stock-based                         comprehensive
                                                 deficit         loss             compensation          Total         income (loss)
                                              -------------  -------------        ------------       ------------     -------------
Balances at December 31, 1999                 $ (74,919,285) $          --       $ (27,342,172)      $  1,701,240

Net loss                                        (36,171,273)            --                  --        (36,171,273)    $ (36,171,273)
Other comprehensive loss
   Unrealized loss on
      available-for-sale securities                      --         (8,688)                 --             (8,688)           (8,688)
                                                                                                                      -------------
Comprehensive loss                                                                                                    $ (36,179,961)
                                                                                                                      =============
Issuance of warrants                                     --             --                  --          7,391,691
Issuance of common stock,
   net of cancellations                                  --             --                  --         10,480,048
Issuance of preferred stock,
   Series C, net                                         --             --                  --         40,883,087
Completion of in-process merger with
   Net Value, Inc.                                       --             --                  --                 --
Contributed capital                                      --             --                  --            853,319
Series B preferred stock conversion                      --             --                  --          4,305,914
Series C preferred stock conversion                      --             --                  --                 --
Preferred stock dividends                       (45,750,830)            --                  --           (108,464)
Treasury stock                                           --             --                  --         (1,203,361)
Compensatory common stock, options
   and warrants issued, net of
   cancellations                                         --             --           1,368,356                 --
Amortization of deferred stock-
   based compensation                                    --             --          15,202,092         15,202,092
                                              -------------  -------------       -------------       ------------
Balances at December 31, 2000                  (156,841,388)        (8,688)        (10,771,724)        43,325,605

Net loss                                        (16,857,115)            --                  --        (16,857,115)    $ (16,857,115)
Other comprehensive income
   Unrealized gain on
      available-for-sale securities                      --          8,688                  --              8,688             8,688
                                                                                                                      -------------
Comprehensive loss                                                                                                    $ (16,848,427)
                                                                                                                      =============
Issuance of contingent warrants                    (562,370)            --                  --                 --
Exercise of options and warrants                         --             --                  --            200,000
Series C preferred stock conversion                      --             --                  --                 --
Preferred stock dividends                        (3,588,828)            --                  --                 --
Compensatory common stock, options
   and warrants issued, net of
   cancellations                                         --             --           4,845,297            302,346
Amortization of deferred stock-
   based compensation                                    --             --           5,714,789          5,714,789
                                              -------------  -------------       -------------       ------------
Balances at December 31, 2001                  (177,849,701)            --            (211,638)        32,694,313

Net income                                        3,565,718             --                  --          3,565,718     $   3,565,718
                                                                                                                      =============
Exercise of options and warrants                         --             --                  --            425,181
Series C preferred stock conversion              16,973,040             --                  --                 --
Preferred stock dividends                        (1,952,892)            --                  --                 --
Compensatory warrants issued                             --             --                  --             95,000
Amortization of deferred stock-
    based compensation                                   --             --              95,232             98,425
                                              -------------  -------------       -------------       ------------
Balances at December 31, 2002                 $(159,263,835) $          --       $    (116,406)      $ 36,878,637
                                              =============  =============       =============       ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                          2002           2001             2000
                                                                       ----------    ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                                   $3,565,718    $(16,857,115)    $(36,171,273)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                   1,001,562         232,379        1,620,855
        Stock-based compensation - continuing operations                   98,425       2,394,106        3,395,755
        Interest paid with common stock                                         -               -          216,511
        Loss from disposal of furniture and equipment                       4,560         101,126                -
   Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                            (5,731,830)      1,205,807                -
        Other assets                                                     (160,903)       (133,499)         (96,347)
        Accounts payable and accrued expenses                             639,201        (470,871)          87,696
   Discontinued operations -- working capital changes and
        non-cash items                                                         --      13,025,075       25,166,329
                                                                       ----------    ------------     ------------

                   Net cash used in operating activities                 (583,267)       (502,992)      (5,780,474)
                                                                       ----------    ------------     ------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                    (10,497,306)    (18,011,262)               -
   Purchases of furniture and equipment                                (1,812,750)       (280,670)        (232,488)
   Proceeds from sale of furniture and equipment                                -          32,926                -
   Loans made                                                            (350,000)              -         (350,000)
   Discontinued operations:
        Advances to affiliate companies                                         -        (552,000)      (2,004,841)
        Collections on advances to affiliate companies                          -       1,000,000          105,000
        Purchase of available for sale securities                               -        (452,900)               -
        Proceeds from sale of available for sale securities                     -          57,910                -
        Acquisition of ownership interests in affiliate companies               -        (200,000)     (13,820,000)
        Proceeds from sale of ownership interests in affiliate
          companies                                                       115,000       6,285,953          100,000
                                                                       ----------    ------------     ------------

                    Net cash used in investing activities             (12,545,056)    (12,120,043)     (16,202,329)
                                                                       ----------    ------------     ------------

Cash flows from financing activities:
   Issuance of common stock                                               425,181         200,000        1,099,602
   Payment of equity financing fees                                       (25,000)              -                -
   Payment of debt financing fees                                        (233,580)              -                -
   Net repayments on short-term debt                                            -      (1,448,786)         (28,281)
   Payment of long-term debt                                                    -               -          (79,034)
   Issuance of preferred stock and warrants                                     -               -       48,274,760
   Purchase and retirement of treasury stock                                    -               -       (1,203,361)
   Payment of preferred stock dividend, Series B                                -               -         (108,464)
                                                                       ----------    ------------     ------------

                   Net cash provided by (used in) financing
                     activities                                           166,601      (1,248,786)      47,955,222
                                                                       ----------    ------------     ------------

                   Net increase (decrease) in cash and cash
                     equivalents                                      (12,961,722)    (13,871,821)      25,972,419
Cash and cash equivalents, beginning of year                           15,227,830      29,099,651        3,127,232
                                                                       ----------    ------------     ------------

Cash and cash equivalents, end of year                                 $2,266,108    $ 15,227,830     $ 29,099,651
                                                                       ==========    ============     ============

Cash paid for interest                                                 $        -    $      4,102     $     29,153
                                                                       ==========    ============     ============

Cash paid for income taxes                                             $   84,959    $          -     $      2,586
                                                                       ==========    ============     ============

Supplemental disclosure of non-cash investing and financing activities:
   Increase in goodwill related to accrued earn-out payments           $3,879,856    $          -     $          -
                                                                       ==========    ============     ============
   Issuance of warrants in connection with private placement           $   95,000    $          -     $          -
                                                                       ==========    ============     ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(1)   Nature of Operations

         Stonepath Group, Inc. and subsidiaries (the "Company") is a non-asset based third-party logistics services company providing supply chain solutions on a global basis. A full range of time-definite transportation and distribution solutions is offered through its Domestic Services platform, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. These services are offered through the Company's domestic air and ground freight forwarding business. A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company's International Services platform. In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management. The Company services a customer base of manufacturers, distributors and national retail chains through a network of offices in 18 major metropolitan locations in North America plus two international locations, and an extensive network of over 200 independent carriers and over 150 service partners strategically located around the world.

(2)   Summary of Significant Accounting Policies

      a)   Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of Stonepath Group, Inc., a Delaware corporation, and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      b)   Use of Estimates

           The presentation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

      c)   Cash and Cash Equivalents

           Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities held with high quality financial institutions. The Company considers all highly liquid instruments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents.

      d)   Concentrations of Credit Risk

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

           The Company maintains its cash accounts with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from manufacturers, distributors and major retailers located in the United States. Credit is granted to customers on an unsecured basis, and generally provides for 30-day payment terms. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. Credit losses have not been material.

           For the years ended December 31, 2002 and 2001, our largest customer, a national retail chain, accounted for approximately 29% and 53% of our revenues, respectively, and approximately 27% and 48% of our accounts receivable balance as of December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, our next five largest customers accounted for approximately 21% of our revenue, with no one of these customers accounting for greater than 10% of our revenue.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      e)   Furniture and Equipment

           Furniture and equipment are stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using three- to ten-year lives for furniture and office equipment, a three-year life for computer software, the shorter of the lease term or useful life for leasehold improvements and a three-year life for vehicles. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs, and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

      f)   Goodwill

           Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases (see Note 4).

           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lines. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed its annual impairment test during the fourth quarter of 2002 and noted no impairment for either of its reporting units. In the future, the Company expects to perform the annual test during its fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

      g)   Long-Lived Assets

           Acquired intangibles consist of customer bases and non-compete agreements arising from the Company's acquisitions.

           The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

      h)   Income Taxes

           Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      i)   Revenue Recognition

           Revenues related to freight forwarding services are recognized at the time the freight is delivered. All other revenues, including storage, are recognized upon performance.

      j)   Stock-Based Compensation

           As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount the grantee must pay to acquire the stock. The Company accounts for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

           The table below illustrates the effect on net income (loss) attributable to common stockholders and income (loss) per share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123. See Notes 11 and 12 for additional information regarding options and warrants.

Year ended December 31:                                         2002              2001               2000
                                                             -----------     ------------        ------------
Net income (loss) attributable to common stockholders:
As reported                                                  $18,585,866     $(21,008,313)       $(81,922,103)
Add: stock-based employee compensation expense included
     in reported net income (loss), net of tax                    92,566        5,713,168           7,584,654
Deduct:  Total stock-based compensation expense
     determined under fair value method for all awards,
     net of tax                                               (1,922,051)     (10,040,316)         (6,517,739)
                                                             -----------     ------------        ------------
Pro forma                                                    $16,756,381     $(25,335,461)       $(80,855,188)
                                                             ===========     ============        ============

Basic earnings (loss) per common share:
     As reported                                                   $0.84           $(1.02)             $(4.64)
     Pro forma                                                      0.76            (1.24)              (4.58)

Diluted earnings (loss) per common share:
     As reported                                                   $0.12           $(1.02)             $(4.64)
     Pro forma                                                      0.06            (1.24)              (4.58)

      k)   Earnings (Loss) Per Share

           Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted earnings (loss) per common share are 1,336,825, 9,755,934 and 12,197,618 at December 31, 2002, 2001
           and 2000, respectively.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

           During the years ended December 31, 2001 and 2000, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive. The following table indicates the calculation of earnings per share for the year ended December 31, 2002:

                                                                                   Net                       Per Share
                                                                                  Income          Shares       Amount
                                                                                -----------     ----------   ---------
Net income                                                                      $ 3,565,718
Less: Preferred stock dividend                                                   (1,952,892)
Plus: Redemption of Series C Preferred Stock in exchange transaction
  (see Note 11)                                                                  16,973,040
                                                                                -----------

Basic Earnings per Common Share
Net income attributable to common stockholders                                   18,585,866     22,154,861    $    0.84
                                                                                                              =========

Effect of Dilutive Securities
  Options and warrants                                                                           3,331,275
  Convertible preferred stock                                                   (15,020,148)     3,746,432
                                                                                -----------     ----------
Diluted Earnings Per Common Share
Net income attributable to common stockholders plus assumed conversions         $ 3,565,718     29,232,568    $    0.12
                                                                                ===========     ==========    =========

      l)   New Accounting Pronouncements

           On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes criteria and methodologies for the measurement, recognition and classification of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

           In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requiring companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to an exit or disposal plan. SFAS No. 146 also requires that such liabilities be measured at fair value. SFAS No. 146 had no impact on the Company's consolidated financial statements but may affect the measurement and recognition of any future restructuring activities.

           In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure of Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the existing disclosure requirements for guarantees and provides clarification on when a company must measure and recognize a liability related to guarantees issued. The disclosure requirements of Interpretation No. 45 are effective for the Company's consolidated financial statements for the year ended December 31, 2002. The measurement and recognition provisions are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not require additional disclosures in 2002 and is not expected to impact the Company's consolidated financial statements as the Company does not typically issue guarantees related to third-party indebtedness or performance.

           In December 2002, the FASB issued SFAS No. 148, which (i) amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Items (ii) and (iii) in the new requirements of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company intends to continue to account for its stock-based compensation in accordance with APB Opinion No. 25.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

           In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides new guidance with respect to the consolidation of all unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 is not expected to impact the Company's consolidated financial statements as the Company does not have investments in any unconsolidated special purpose or variable interest entities.

      m)   Reclassifications

           Certain prior year amounts have been reclassified to conform to the current year presentation.

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

      On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company's former business of investing in early-stage technology companies, since these investments were incompatible with the Company's current strategy of building a global integrated logistics services organization. Therefore, for financial reporting purposes, the assets, liabilities, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The consolidated financial statements of prior periods have been reclassified to reflect this presentation.

      The net assets of discontinued operations relate primarily to investments in early-stage technology companies. The Company anticipates disposing of its remaining investment during 2003.

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

      The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. As consideration for the stock of Air Plus, the Company paid $17,500,000. In addition, contingent consideration in the amount of $17,000,000, which is payable in installments of $3,000,000 in 2003, $5,000,000 in 2004, $5,000,000 in 2005 and $4,000,000
      in 2006, will be paid if Air Plus achieves pre-tax income of $6,000,000 in each of the years preceding the year of payment. Such payments, if made, will be reflected as additional goodwill. In the event that there is a shortfall in pre-tax income in any year, such shortfall may be carried over to the succeeding year or carried back to the preceding year to the extent that the pre-tax income in those years exceeds the $6,000,000 level. Any remaining shortfall will reduce the contingent consideration on a dollar-for-dollar basis. The total purchase price, including acquisition costs of $1,254,000 but excluding the contingent consideration described above, was $18,754,000. The Company obtained an independent third-party appraisal of the fair value of the acquired intangible assets. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


                                                                   As of
                                                              October 5, 2001
                                                              ---------------
                                                               (in thousands)
                 Current assets                                    $ 9,651
                 Furniture and equipment                             1,538
                 Other assets                                          448
                 Intangible assets                                   1,000
                 Goodwill                                           14,438
                                                                   -------
                      Total assets acquired                         27,075
                                                                   -------
                 Current liabilities                                 8,321
                                                                   -------
                      Total liabilities assumed                      8,321
                                                                   -------
                 Net assets acquired                               $18,754
                                                                   =======

      The acquired intangible assets have a weighted average useful life of thirteen years. The intangible assets include the customer base of $800,000 with a fifteen-year life and a covenant-not-to-compete of $200,000 with a three-year life. The $14,438,000 of goodwill was assigned to the Company's domestic business unit and is deductible for income tax purposes.

      On April 4, 2002, the Company acquired all of the issued and outstanding common shares of Global Transportation Services, Inc. ("Global"), a Seattle-based privately held company that provides a full range of international air and ocean logistics services, for $5,000,000 in cash paid at the closing and up to an additional $7,000,000 payable over a five year earn-out period based upon the future financial performance of Global. The Company agreed to pay the former Global shareholders a total of $5,000,000 base earn-out payments in installments of $745,000 in 2003, $1,000,000 in 2004 through 2007 and $255,000 in 2008, with each installment payable in full if Global achieves pre-tax income of $2,000,000 in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-our payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2,000,000 level. The Company has also provided former Global shareholders with additional incentive to generate earnings in excess of the base $2,000,000 annual earnings target ("tier-two earn-out"). Under Global's tier-two earn-out, former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10,000,000 generated during the five year earn-out period subject to a maximum additional earn-out opportunity of $2,000,000. Global would need to generate cumulative earnings of $15,000,000 over the five year earn-out period to receive the full $7,000,000 in contingent earn-out payments. With the closing of the transaction, the Company established its international platform for services between the Far East, the United States and Europe.

      The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Global are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition costs of $466,000 but excluding the contingent consideration described above, was $5,466,000. The Company obtained an independent third-party appraisal of the fair value of the acquired intangibles. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

                                                                 As of
                                                             April 4, 2002
                                                             -------------
                                                            (in thousands)
              Current assets                                      $ 3,664
              Furniture and equipment                                 169
              Other assets                                            149
              Intangible assets                                       550
              Goodwill                                              4,253
                                                                  -------
                       Total assets acquired                        8,785
                                                                  -------
              Current liabilities                                   3,319
                                                                  -------
                       Total liabilities assumed                    3,319
                                                                  -------
              Net assets acquired                                 $ 5,466
                                                                  =======

      The acquired intangible assets have a weighted average useful life of nine years. The intangible assets include the customer base of $210,000 with a fifteen-year life and a covenant-not-to-compete of $340,000 with a five-year life. The $4,253,000 of goodwill was assigned to the Company's international business unit and is deductible for income tax purposes.

      On May 30, 2002, the Company acquired all of the issued and outstanding common shares of United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. ("United American"), a Detroit-based privately held provider of expedited transportation services. The United American transaction provided the Company with a new time-definite service offering focused on the automotive industry. The purchase price was $5,100,000 in cash at closing and up to an additional $11,000,000 payable over a four-year earn-out period based upon the future financial performance of United American. The Company agreed to pay the former United American shareholder a total of $5,000,000 base earn-out payments in installments of $1,250,000 in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2,200,000 in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2,200,000 level. The Company has also provided the former United American shareholder with additional incentive to generate earnings in excess of the base $2,200,000 annual earnings target ("tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated from a certain pre-acquisition customer in excess of $8,800,000 during the four year earn-out period subject to a maximum additional earn-out opportunity of $6,000,000. United American would need to generate cumulative earnings of $20,800,000 over the four year earn-out period to receive the full $11,000,000 in contingent earn-out payments.

      The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of United American are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition costs of $48,000 but excluding the contingent consideration described above, was $5,148,000. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

                                                               As of
                                                           May 30, 2002
                                                           ------------
                                                          (in thousands)
              Current assets                                  $ 5,150
              Furniture and equipment                             161
              Other assets                                         88
              Intangible assets                                   300
              Goodwill                                          2,560
                                                              -------
                   Total assets acquired                        8,259
                                                              -------
              Current liabilities                               3,111
                                                              -------
                   Total liabilities assumed                    3,111
                                                              -------
              Net assets acquired                             $ 5,148
                                                              =======

      The acquired intangible assets have a weighted average useful life of eleven years. The intangible assets include the customer base of $200,000 with a fifteen-year life and a covenant-not-to-compete of $100,000 with a three-year life. The $2,560,000 of goodwill was assigned to the Company's domestic business unit and is deductible for income tax purposes.

      On October 1, 2002, the Company acquired Transport Specialists, Inc. ("TSI"), a Northern Virginia-based privately held provider of expedited domestic and international transportation services. The TSI transaction is intended to capitalize on TSI's existing base of government contract work in the Washington metropolitan area and serve as a supplement to an existing Company-operated facility in that area. The purchase price consisted of cash of $526,000 paid at closing, and a three-year earn-out arrangement based upon the future financial performance of TSI. The Company agreed to pay the former TSI shareholder $200,000 for each year in the three-year earn-out period ending December 31, 2005 that TSI achieves its annual net revenue target of $1,620,000. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of TSI are included in the accompanying consolidated financial statements prospectively from the date of acquisition. In connection with this transaction, the Company recorded intangible assets and tax-deductible goodwill amounting to $160,000 and $56,000, respectively.

      The following unaudited pro forma information is presented as if the three material acquisitions (Air Plus, Global and United American) had occurred on January 1, 2001 (in thousands):

                                                     Years ended December 31,
                                                 ------------------------------
                                                      2002             2001
                                                 ---------------- -------------
 Total revenues                                  $     165,853    $     133,193
                                                 =============    =============
 Net revenues                                    $      45,154    $      37,402
                                                 =============    =============
 Net income                                      $       6,247    $       3,195
                                                 =============    =============
 Net income (loss) attributable
    to common stockholders                       $      21,267    $        (956)
                                                 =============    =============
 Basic earnings (loss) per common share          $        0.96    $       (0.05)
                                                 =============    =============
 Diluted earnings (loss) per common share        $        0.21    $       (0.05)
                                                 =============    =============

      For the year ended December 31, 2002, the former shareholders of Air Plus, Global and United American achieved earn-out payments of $3,000,000, $745,206 and $222,150, respectively. Excess earnings (shortfalls) carried forward to 2003 amount to approximately $338,000, $2,324,000 and $(1,028,000) for Air Plus, Global and United American, respectively.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(5)   Acquired Intangible Assets

      Information with respect to acquired intangible assets is as follows:

                                                                     December 31,
                                           ---------------------------------------------------------------
                                                        2002                              2001
                                           -------------------------------   -----------------------------
                                               Gross                            Gross
                                             Carrying       Accumulated       Carrying        Accumulated
                                               Amount       Amortization        Amount        Amortization
                                           ---------------  --------------   --------------  -------------
 Amortizable intangible assets:
      Customer bases                       $   1,250,000    $      85,611    $     800,000   $      13,333
      Covenants-not-to-compete                   760,000          163,778          200,000          16,667
                                           -------------    -------------    -------------   -------------
 Total                                     $   2,010,000    $     249,389    $   1,000,000   $      30,000
                                           =============    =============    =============   =============

Aggregate amortization expense:

       For the year ended December 31, 2002                 $   219,389
                                                            ===========

       Estimated aggregate amortization expense:

            For the year ended December 31, 2003            $   291,334
            For the year ended December 31, 2004                274,666
            For the year ended December 31, 2005                195,222
            For the year ended December 31, 2006                151,333
            For the year ended December 31, 2007                100,333

(6)   Furniture and Equipment

      Furniture and equipment consists of the following:

                                                     December 31,
                                           ---------------------------------
                                                2002             2001
                                           ---------------- ----------------

Furniture and office equipment             $     2,761,837  $     1,290,469
Computer software                                  986,942          512,593
Leasehold improvements                             400,968           95,419
Vehicles                                            40,167           21,697
                                           ---------------  ---------------
                                                 4,189,914        1,920,178
Less: accumulated depreciation                    (956,237)        (182,575)
                                           ---------------  ---------------
                                           $     3,233,677  $     1,737,603
                                           ===============  ===============

(7)   Revolving Credit Facility

      To ensure adequate financial flexibility, the Company secured a $15,000,000 revolving credit facility (the "Facility") in May 2002, which is collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and comply with certain financial covenants and limits to four the number of acquisitions the Company may make per year. The Company may use advances under the Facility to finance future acquisitions, capital expenditures or other corporate purposes. At the time of borrowing, the Company has the option to elect to pay interest at a rate equal to LIBOR plus 2.25% or the prime rate. The Company also pays a commitment fee of 0.5% per annum on the average unused balance of the Facility. At December 31, 2002, based on available collateral and an outstanding $160,000 letter of credit commitment, there was $14,840,000 available for borrowing under the Facility.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(8)   Income Taxes

      Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities that give rise to the temporary difference. The tax effects of temporary differences that give rise to the Company's deferred tax accounts are as follows:

                                                                            December 31,
                                                                  ---------------------------------

                                                                       2002               2001
                                                                  --------------     --------------
Deferred tax assets:
     Accruals                                                     $       52,000     $      141,000
     Equity in losses of affiliate companies                             432,000            578,000
     Amortization and depreciation                                             -             13,000
     Deferred compensation and warrants                               11,066,000         11,540,000
     Capital loss carryforward                                         2,475,000          2,314,000
     Federal and state deferred tax benefits
        arising from net operating loss carryforwards                  8,922,000          9,448,000
                                                                  --------------     --------------
Total                                                                 22,947,000         24,034,000
Less:  valuation allowance                                           (22,227,000)       (24,034,000)
                                                                  --------------     --------------
Net deferred tax assets                                                  720,000                  -
Deferred tax liabilities:
     Amortization and depreciation                                      (720,000)                 -
                                                                  --------------     --------------

Net deferred taxes                                                $            -     $            -
                                                                  ==============     ==============

      Due to the uncertainty surrounding the realization of the Company's tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. Management continually reassesses the realizability of the Company's deferred tax assets and, based on a number of factors, has concluded that it is more likely than not that the benefit of the Company's deferred tax assets would not be realized.

      The net change in total valuation allowance for the years ended December 31, 2002 and 2001 was a decrease of $1,807,000 and an increase of $4,982,000, respectively. As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $21,687,000 and $16,233,000, respectively. For the year ended December 31, 2002 the Company had net income from continuing operations which resulted in the use of past net operating loss carryforwards for federal and state income tax purposes amounting to approximately $900,000 each. The federal net operating loss carryforwards expire beginning 2018 through 2021, and the state net operating loss carryforwards expire beginning in 2004. The use of certain net operating losses may be subject to annual limitations based on changes in the ownership of the Company's common stock, as defined by Section 382 of the Internal Revenue Code.

       Income tax expense is as follows:           Years ended December 31,
                                              ----------------------------------
                                                    2002                2001
                                              --------------       -------------
           Current:
           Federal                            $           --       $          --
           State                                     101,877                  --
                                              --------------       -------------
                                              $      101,877       $          --
                                              ==============       =============

      The difference between the statutory federal income tax rate and the Company's effective income tax rate is principally due to state income taxes, the utilization of net operating loss carryforwards and changes in the valuation allowance for all years presented.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(9)   Commitments

      Employment Agreements

      At December 31, 2002, the Company had employment agreements with three of its officers for an aggregate annual base salary of $760,000 plus bonus and increases in accordance with the terms of the agreements. The contracts are for three-year terms.

      Leases

      The Company leases equipment, office and warehouse space under operating leases expiring at various times through 2010. Total rent expense related to continuing operations for the years ended December 31, 2002, 2001 and 2000 was $4,750,000, $969,000 and $72,000, respectively. Future minimum lease payments are as follows:

Year ending
December 31,      Third-party     Related Party       Total              Subrentals             Net
------------      -----------     -------------       -----              ----------             ---
    2003          $ 3,778,000        $144,000      $ 3,922,000           $(140,000)         $ 3,782,000
    2004            3,055,000         144,000        3,199,000            (141,000)           3,058,000
    2005            2,643,000          72,000        2,715,000             (47,000)           2,668,000
    2006            1,390,000               -        1,390,000                   -            1,390,000
    2007            1,045,000               -        1,045,000                   -            1,045,000
Thereafter            611,000               -          611,000                   -              611,000
                  -----------        --------      -----------           ---------          -----------

   Total          $12,522,000        $360,000      $12,882,000           $(328,000)         $12,554,000
                  ===========        ========      ===========           =========          ===========

      Employee Benefit Plan

      The Company sponsors voluntary defined contribution savings plans covering all U.S. employees. Company contributions are discretionary. For the years ended December 31, 2002 and 2001, total Company contributions amounted to $260,000 and $37,500, respectively. No contributions were made in the year ended December 31, 2000.

(10)  Contingencies

      Purchase Agreements

      Assuming minimum pre-tax income levels are achieved by Air Plus, Global, United American and TSI, the Company will be required to make future contingent consideration payments by April 1 of the respective year as follows (in thousands):

                           2004         2005        2006         2007         2008         Total
                        --------    ---------    --------     --------    ---------    ----------
Air Plus                 $5,000       $5,000      $4,000      $     -          $ -       $14,000
Global                    1,000        1,000       1,000        1,000          255         4,255
United                    1,250        1,250       1,250            -            -         3,750
TSI                         200          200         200            -            -           600
                         ------       ------      ------       ------         ----       -------

Total                    $7,450       $7,450      $6,450       $1,000         $255       $22,605
                         ======       ======      ======       ======         ====       =======

      In addition, during the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $8,000,000 if the applicable acquired companies generate an incremental $17,000,000 in pre-tax earnings.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      Legal Proceedings

      On October 12, 2000, Emergent Capital Investment Management, LLC ("Emergent") filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, Emergent alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20,000,000 and the Company actually raised $50,000,000. Emergent seeks a return of its $2,000,000 purchase price of Series C shares. In June of 2001, the Company moved for summary judgment in this case.

      After the summary judgment motion was filed, Emergent filed a second action against the Company and two of its officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, Emergent alleges that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in Net Value, Inc., a wholly owned subsidiary of the Company. Emergent also contends that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company filed a motion to dismiss this new action for failure to state a claim upon which relief can be granted.

      On October 2, 2001, the Court entered an order granting summary judgment to the defendants in the first case filed by Emergent and dismissing Emergent's second complaint for failure to state a claim upon which relief can be granted. The Court allowed Emergent 20 days to file a second amended complaint as to the second action only. On October 21, 2001, Emergent did file a second amended complaint in the second action. The second amended complaint does not raise any new factual allegations regarding Emergent's participation in the offering.

      The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which is currently pending. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend this action.

      On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against the Company in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20,000,000, plus attorneys' fees and costs. In response to a motion to dismiss filed by the Company, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. Discovery in this case has concluded, and the Company recently filed a motion for summary judgment as to all counts of the complaint. This motion has been briefed and is pending. The Company believes it has meritorious defenses to the remaining claims and intends to defend the matter vigorously.

      The Company may become involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11)  Stockholders' Equity

      The Company has two classes of authorized stock: common stock and preferred stock.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

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

      Series B Preferred Stock

      In September 1999, the Company issued 4,824 shares of Series B Preferred Stock for aggregate proceeds of $4,824,000. The Series B Preferred Stock was subsequently converted into 1,180,180 shares of common stock in February 2000 pursuant to the original terms of the issuance.

      In connection with the issuance of the Series B Preferred Stock, the Company issued warrants to purchase 295,040 shares of common stock (Series B Warrants). These warrants were exercisable at prices ranging from 110% to 140% of the conversion price of the Series B Shares. The Company allocated $650,000 of the net proceeds received from this offering to the cost of the Series B Warrants based on an independent valuation. During 2000, the warrant holders exercised 210,944 Series B Warrants, resulting in cash proceeds to the Company of $1,077,792. The remaining 84,096 Series B Warrants expired on August 1, 2000.

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

      In exchange for these consents, the Company agreed to a private exchange transaction (the "Exchange Transaction") in which it would issue to the holders of the Series C Preferred Stock as of July 18, 2002 (the "conversion date"), additional warrants to purchase up to a maximum of 2,692,194 shares of common stock at an exercise price of $1.00 per share, and reduce the per share exercise price from $26.58 to $1.00 for 307,806 existing warrants owned by the holders of the Series C Preferred Stock. As a condition to receiving the additional warrants and having their existing warrants re-priced, the holders of the Series C Preferred Stock agreed to convert their shares of preferred stock into shares of common stock on the conversion date.

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

      As a result of the exercise of these rights by the holders of the Series C Preferred Stock, as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44,600,000 in liquidation preferences, together with warrants to purchase 149,457 shares of the Company's common stock, were surrendered and retired in exchange for a combination of securities consisting of:

      o 1,911,071 shares of common stock;
      o 1,543,413 warrants to purchase common stock at an exercise price of $1.00; and
      o 360,745 shares of Series D Convertible Preferred Stock.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, indicates that the excess of the carrying amount of preferred stock over the fair value of the consideration transferred to the holders of the preferred stock should be added to net earnings. The Series C Preferred Stock which was converted into Series D Convertible Preferred Stock had a carrying value of approximately $21,645,000. The Company obtained an independent appraisal which valued the Series D Convertible Preferred Stock at approximately $4,672,000. The excess of the carrying value of the Series C Preferred Stock over the fair value of the Series D Convertible Preferred Stock was added to net income for purposes of computing net income attributable to common stockholders for the year ended December 31, 2002. The Exchange Transaction had no effect on the cash flows of the Company.

      The holders of the Series C Preferred Stock earned 162,741, 299,069 and 270,196 additional shares of Series C Preferred Stock from payment of preferred stock dividends during the years ended December 31, 2002, 2001 and 2000, respectively. No further preferred stock dividends are payable on the Series C Preferred Stock after July 18, 2002. At December 31, 2002 no shares of Series C Preferred Stock were outstanding due to the completion of the Exchange Transaction.

      Series D Convertible Preferred Stock

      The Series D Convertible Preferred Stock is convertible into 3,607,450 shares of common stock of the Company. In the event of any liquidation, dissolution or winding-up of the Company prior to December 31, 2003 (which also includes certain mergers, consolidations and asset sale transactions), holders of the Series D Convertible Preferred Stock are entitled to a liquidation preference equal to $60.00 per share, paid prior to and in preference to any payment made or set aside for holders of common stock, but subordinate and subject in preference to the prior payment in full of all amounts to which holders of other classes of preferred stock may be entitled to receive as a result of such liquidation, dissolution or winding-up. Subsequent to December 31, 2003, the holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company's common stock on an as-if converted basis. The Series D Convertible Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law.

      Preferred Stock Dividends

      The components of the preferred stock dividends are as follows:

                                                              2002               2001                2000
                                                          ------------       ------------        -------------
Series B Preferred Stock cash dividend                    $          -       $          -        $    (108,464)

Series C Preferred Stock dividend payable in kind           (1,952,892)        (3,588,828)          (3,034,039)

Non-cash credit:  excess of carrying value of
  Series C Preferred Stock over the fair value of
  Series D Convertible Preferred Stock                      16,973,040                  -                    -

Non-cash charge:  issuance of contingent warrants                    -           (562,370)                   -

Non-cash charge: beneficial conversion feature on
  Series C Preferred Stock                                           -                  -          (42,608,327)
                                                          ------------       ------------        -------------

                                                          $ 15,020,148       $ (4,151,198)       $ (45,750,830)
                                                          ============       ============        =============

      The Company paid the Series B Preferred Stock dividend in cash as the holders converted their Series B Preferred Stock into shares of the Company's common stock. The Series C Preferred Stock dividend was payable in additional Series C Preferred Stock on a quarterly basis and therefore did not represent a cash obligation of the Company.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      At the time of issuance of the Series C Preferred Stock, the quoted market value of the Company's common stock was higher than the Series C Preferred Stock sales price of $12.00 per share. As the Series C Preferred Stock was immediately convertible into shares of the Company's common stock, the differential in price constituted a beneficial conversion feature as defined in EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the Company recorded $42,608,327 as additional paid in capital for the deemed preferential dividend related to the beneficial conversion feature. In accordance with EITF Issue No. 98-5, this discount was limited to the proceeds allocated to the Series C Preferred Stock and was recognized immediately as a preferred stock dividend since the Series C Preferred Stock was immediately convertible.

      (c)  Deferred Stock-Based Compensation

      The Company records deferred compensation when it makes restricted stock awards or compensatory stock option grants to employees, consultants or advisory board members. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price and quoted market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of the Company's common stock. In the case of options granted to consultants or advisory board members, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. The Company records deferred compensation as a reduction to stockholders' equity and an offsetting increase to additional paid-in capital. The Company then amortizes deferred compensation into stock-based compensation expense over the performance period, which typically coincides with the vesting period of the stock-based award of three to four years.

      The components of deferred compensation are as follows:

                                                                  Consultants
                                                                  And Advisory
                                                 Employees           Board             Total
                                              --------------      -----------       -----------
Balance at December 31, 1999                    $ 7,162,000       $20,180,172       $27,342,172
Deferred compensation recorded                   20,325,684         4,195,356        24,521,040
Cancellations and fair value adjustments         (9,223,100)      (16,666,296)      (25,889,396)
Amortization to stock-based compensation         (7,584,654)       (7,617,438)      (15,202,092)
                                                -----------       -----------       -----------

Balance at December 31, 2000                     10,679,930            91,794        10,771,724
Deferred compensation recorded                        1,207            19,450            20,657
Cancellations and fair value adjustments         (4,756,331)         (109,623)       (4,865,954)
Amortization to stock-based compensation         (5,713,168)           (1,621)       (5,714,789)
                                                -----------       -----------       -----------

Balance at December 31, 2001                        211,638                 -           211,638
Deferred compensation recorded                            -             3,193             3,193
Amortization to stock-based compensation            (95,232)           (3,193)          (98,425)
                                                -----------       -----------       -----------

Balance at December 31, 2002                    $   116,406        $        -       $   116,406
                                                ===========        ==========       ===========

      For the year ended December 31, 2000, the Company also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of its common stock, valued based on the closing stock market price of $28.38 on the date of issuance.

      Stock-based compensation is reflected in the accompanying consolidated statements of operations as follows:

                                                Years ended December 31,
                                                ------------------------
                                         2002           2001              2000
                                         ----           ----              ----
Personnel costs                         $98,425      $2,394,106        $ 3,395,755
Loss from discontinued operations             -       3,320,683         12,515,712
                                        -------      ----------        -----------
Total                                   $98,425      $5,714,789        $15,911,467
                                        =======      ==========        ===========

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(12)  Stock Options and Warrants

      (a)  Stock Options

      The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the "Stock Incentive Plan") covers 10,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified and incentive stock options and restricted stock awards. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.

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

      The following summarizes the Company's stock option activity and related information:

                                                                                             Weighted
                                                                       Range of exercise      average
                                                      Shares                 prices        exercise price
                                                      ------                 ------        --------------
Outstanding at December 31, 1999                     4,277,248          $1.00 - 10.13          $1.28
Granted                                              3,223,000           0.50 - 19.69           7.08
Net Value, Inc. options assumed                        490,900           1.00 - 17.50           8.84
Cancelled                                           (3,440,318)          1.00 - 16.38           4.16
                                                    ----------
Outstanding at December 31, 2000                     4,550,830           0.50 - 19.69           4.03
Granted                                              3,725,000           0.50 -  1.60           0.76
Cancelled                                           (1,992,947)          0.50 - 19.69           5.99
                                                    ----------
Outstanding at December 31, 2001                     6,282,883           0.50 - 17.50           1.47
Granted                                              3,648,000           1.30 -  2.30           1.37
Exercised                                             (409,583)          0.50 -  1.00           0.96
Expired                                                (74,000)          0.70 -  1.58           0.98
                                                    ----------
Outstanding at December 31, 2002                     9,447,300          $0.50 - 17.50          $1.46
                                                    ==========

         The following table summarizes information about options outstanding and exercisable as of December 31, 2002:

                                Outstanding Options                         Exercisable Options
                 --------------------------------------------------- -----------------------------------
                              Weighted Average
   Range of        Number         Remaining       Weighted Average      Number       Weighted Average
Exercise Prices  Outstanding   Contractual Life    Exercise Price    Exercisable      Exercise Price
------------------------------------------------- ------------------ ------------- ---------------------
   $0.50 - $1.00    5,107,500     6.8 years            $   0.82         4,588,187      $   0.84
   $1.21 - $2.00    3,661,200     9.3 years                1.34           157,394          1.64
   $2.05 - $4.00      415,000     8.0 years                2.76           191,500          3.18
  $6.38 - $10.00       74,000     1.2 years                9.51            72,750          9.56
 $12.50 - $17.50      189,600     1.2 years               15.00           189,600         15.00
                 ------------                                        ------------
Total               9,447,300     7.6 years            $   1.46         5,199,431      $   1.59
                 ============                                        ============

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      The weighted average fair value of employee options granted during 2002, 2001 and 2000 was $0.89, $0.53 and $6.58 per share, respectively. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Assumption                           2002            2001             2000
----------                           ----            ----             ----

Dividend yield                       None            None             None
Expected volatility                  93.8%           106.7%           134.6%
Average risk free interest rate      1.36%           3.99%            4.99%
Average expected lives               6.8 years       4.3 years        5.0 years


      On October 5, 2001, February 28, 2002 and July 3, 2002, the Company modified the existing option arrangements with its Chief Executive Officer such that, effective as of July 3, 2002, vesting was fully accelerated on options to purchase 1,800,000 shares of the Company's common stock. Based on the excess of the trading price of the common stock on the dates of the modifications over the exercise price, the Company could incur a non-cash charge to its earnings of approximately $870,000 if the Chief Executive Officer leaves the employment of the Company prior to the vesting dates specified in the original option grant.

      (b)  Warrants

      The Company had outstanding the following warrants to purchase its securities as of December 31, 2002:

                                   Number of                Exercise price
Description of series           warrants issued                 per share
---------------------           ---------------             --------------
Common stock                      2,947,406                 $1.00 - $26.58
                                  =========                 ==============

      These warrants were issued primarily in connection with (a) former borrowing arrangements, (b) the Series C Preferred Stock issuance, (c) the receipt of consulting services and (d) services to be rendered in connection with a private placement of the Company's common stock. Additionally, as part of a merger with Net Value in 2000, the Company assumed the existing Net Value warrants totaling 675,089 on an "as-converted" basis. The Company recorded interest expense on warrants issued in connection with borrowing arrangements equal to the warrants' then fair value as determined by independent valuations. The Company allocated a portion of the net proceeds received from the Series C Preferred Stock issuance to the cost of the Series C Warrants as determined using the Black-Scholes valuation model. In 2000, the Company recorded stock-based compensation of $2,799,028 on warrants issued to consultants equal to the warrants' then fair value as determined using the Black-Scholes valuation model. In 2002, the Company recorded $95,000 of deferred offering costs for warrants that were issued in connection with an anticipated private placement of the Company's common stock.

(13)  Fair Value of Financial Instruments

      At December 31, 2002 and 2001, the carrying values of cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximated their fair values as they are short term and are generally receivable or payable on demand.

(14)  Related Party Transactions

      Included in operating leases is certain real estate leased from the former principal shareholder of Air Plus. The Company leased one building in 2002 and two buildings in 2001. Rent under this arrangement was determined by a survey of comparable building rents and totaled $187,000 for the year ended December 31, 2002 and $110,000 for the period from October 5, 2001 to December 31, 2001.

      During 2002, the Company purchased certain computer equipment and peripherals for $28,000 from a company owned by the Company's Chairman and Chief Executive Officer.

      During 2002, the Company paid a total of $60,000 to two of its directors as a placement fee related to the employment of the Company's Chief Financial Officer.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      At December 31, 2002 and 2001, an officer was indebted to the Company for a loan with an aggregate unamortized balance of $39,593 and $64,589, respectively. This loan is generally forgivable over a three-year term and for accounting purposes is amortized evenly to expense over the term which ends in April 2004.

      At December 31, 2002, a former principal shareholder of Global was indebted to the Company for a loan amounting to $262,500. The loan is repayable in three equal installments by offset against his portion of the contingent consideration payment.

      In March 2000, an officer contributed shares of an affiliated company to the Company. The Company recorded the shares as contributed capital equal to their estimated fair value of $853,319.

(15)  Segment Information

      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company determined that it had one operating segment in 2001, Domestic Services, which provides a full range of logistics and transportation services throughout North America. In 2002, with the acquisition of Global, the Company established its International Services platform, which provides international air and ocean logistics services. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in Note 2, Summary of Significant Accounting Policies. Segment information, in which corporate expenses have been fully allocated to the operating segments, is as follows (in thousands):

                                                                Year ended December 31, 2002
                                        -------------------------------------------------------------------------
                                            Domestic           International
                                            Services             Services            Corporate         Total
                                            --------             --------            ---------         -----
Revenues from external customers             $78,319              $61,330             $  --          $139,649
Intersegment revenues                             76                   15                --                91
Revenues from significant customer            40,164                   --                --            40,164
Segment operating income                       1,781                1,759                --             3,540

Segment assets                                43,322               13,856              (564)           56,614
Segment goodwill                              20,043                4,998                --            25,041
Depreciation and amortization                    840                  162                --             1,002
Capital expenditures                             788                  349               676             1,813

      Revenues, based on the location of the customer, are predominately attributed to the United States in 2002 and 2001.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(16) Quarterly Information (Unaudited)

      The following is a summary of certain unaudited quarterly financial information for fiscal 2002 and 2001:

                                                                         Quarter ended
                                             -----------------------------------------------------------------------
2002 (1)                                         March 31           June 30         September 30       December 31
--------                                         --------           -------         ------------       -----------
Revenues                                     $    13,065,560    $    32,689,603    $    43,860,010   $    50,034,046
Cost of transportation                             8,645,969         23,903,884         31,863,934        36,925,237
                                             ---------------    ---------------    ---------------   ---------------

Net revenues                                 $     4,419,591    $     8,785,719    $    11,996,076   $    13,108,809
                                             ===============    ===============    ===============   ===============

Net income (loss)                            $      (964,287)   $       558,320    $     2,342,315   $     1,629,370
Preferred stock dividends                           (887,772)          (892,116)        16,800,036                 -
                                             ---------------    ---------------    ---------------   ---------------
Net income (loss) attributable to common
  stockholders                               $    (1,852,059)   $      (333,796)   $    19,142,351   $     1,629,370
                                             ===============    ===============    ===============   ===============
Earnings (loss) per common share (2):
  Basic                                      $         (0.09)    $        (0.02)    $         0.83    $         0.07
                                             ===============    ===============    ===============   ===============
  Diluted                                    $         (0.09)    $        (0.02)    $         0.08    $         0.05
                                             ===============    ===============    ===============   ===============


                                                                         Quarter ended
                                             -----------------------------------------------------------------------
2001 (1)                                         March 31           June 30         September 30       December 31
--------                                         --------           -------         ------------       -----------
Revenues                                     $            --    $            --    $            --   $    15,597,889
Cost of transportation                                    --                 --                 --         9,740,774
                                             ---------------    ---------------    ---------------   ---------------
Net revenues                                 $            --    $            --    $            --   $     5,857,115
                                             ===============    ===============    ===============   ===============

Income (loss) from continuing operations     $    (1,241,281)   $    (2,036,713)   $      (677,031)  $       960,623
Loss from discontinued operations                 (7,483,862)          (245,513)        (1,845,232)       (5,154,586)
Gain on disposal of discontinued
  operations                                              --                 --                 --           866,480
                                             ---------------    ---------------    ---------------   ---------------
Net loss                                          (8,725,143)        (2,282,226)        (2,522,263)       (3,327,483)
                                             ---------------    ---------------    ---------------   ---------------
Preferred stock dividends                         (1,428,038)          (891,804)          (918,660)         (912,696)
                                             ---------------    ---------------    ---------------   ---------------

Net loss attributable to common
  stockholders                               $   (10,153,181)   $    (3,174,030)   $    (3,440,923)  $    (4,240,179)
                                             ===============    ===============    ===============   ===============

Loss per share - basic and diluted:
Continuing operations (2)                    $         (0.13)   $         (0.14)   $         (0.08)  $            --
Discontinued operations                                (0.37)            ( 0.01)             (0.09)            (0.21)
                                             ---------------    ---------------    ---------------   ---------------
Net loss to common shareholders              $         (0.50)   $         (0.15)   $         (0.17)  $         (0.21)
                                             ===============    ===============    ===============   ===============

----------------
(1) Certain reclassifications have been made to conform to the 2002 annual presentation
(2) Includes effect of preferred stock dividends

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(17)   Subsequent Events

      On March 10, 2003, the Company issued to its Chairman and Chief Executive Officer options to purchase: 1) 300,000 shares of common stock at an exercise price of $1.68 per share and 2) 400,000 shares of common stock at an exercise price of $2.00 per share. The options to purchase 300,000 shares vest immediately and the balance vests annually over a three-year period.

      On March 6, 2003, the Company completed a private placement of 4,470,000 shares of its common stock. The transaction consisted of the sale of 4,270,00 shares at $1.35 per share and 200,000 shares at $1.54 per share. In connection with this transaction, the Company realized gross proceeds of $6,072,500, paid a brokerage fee consisting of cash commissions of $364,350 and issued placement agent warrants to purchase 297,000 shares of common stock at an exercise price of $1.49 per share. In addition, the Company had previously paid the placement agent $25,000 in cash and had issued them warrants to purchase 150,000 shares of common stock at an exercise price of $1.23 per share. Also, in connection with this private placement, the Company issued to its Chief Financial Officer options to purchase 200,000 shares of common stock at an exercise price of $1.53 per share. Options for 50,000 shares vest on July 3, 2003 and the balance vests ratably thereafter over 36 months.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                              STONEPATH GROUP, INC.

                                                                 Column C - Additions
                                                                 --------------------
                                                                                   (2)
                                            Column B -              (1)          Charged
                                            Balance at          Charged to       to other       Column D        Column E -
         Column A -                        beginning of         costs and        accounts -     Deductions-     Balance at
         Description                          period             expenses        describe        describe     end of period
         -----------                       ------------         ----------      -----------     -----------   -------------
Allowance for doubtful accounts:

   Year ended December 31, 2002               $167,000           $153,000       $       --      $       --       $320,000
                                              ========           ========       ==========      ==========       ========

   Year ended December 31, 2001               $     --           $167,000       $       --      $       --       $167,000
                                              ========           ========       ==========      ==========       ========

   Year ended December 31, 2000               $     --           $     --       $       --      $       --       $     --
                                              ========           ========       ==========      ==========       ========

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on March 28, 2003.

                          STONEPATH GROUP, INC.

                          BY: /s/ Dennis L. Pelino
                              ---------------------------------------------
                              Dennis L. Pelino, (Chairman of the Board of
                              Directors and Chief Executive Officer)

                          BY: /s/ Bohn H. Crain
                              ---------------------------------------------
                              Bohn H. Crain (Chief Financial Officer)

                          BY: /s/ Thomas L. Scully
                              ---------------------------------------------
                              Thomas L. Scully (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

SIGNATURE                                   TITLE                                                    DATE
---------                                   -----                                                    ----
/s/ Dennis L. Pelino                        Chairman of the Board of Directors and                   March 28,2003
--------------------------                  Chief Executive Officer
Dennis L. Pelino

/s/ J. Douglass Coates                      Director                                                 March 28, 2003
--------------------------
Douglass Coates

/s/ Frank Palma                             Director                                                 March 28, 2003
--------------------------
Frank Palma

/s/ David R. Jones                          Director                                                 March 28, 2003
--------------------------
David R. Jones

/s/ Aloysius T. Lawn, IV                    Director                                                 March 28, 2003
--------------------------
Aloysius T. Lawn, IV

/s/ Robert McCord                           Director                                                 March 28, 2003
--------------------------
Robert McCord

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Dennis L. Pelino, certify that:

     1. I have reviewed this annual report on Form 10-K of Stonepath Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 28, 2003
      --------------

BY: /s/ Dennis L. Pelino
    --------------------
    Dennis L. Pelino
    Chief Executive Officer and
    Chairman of the Board of Directors

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Bohn H. Crain, certify that:

     1. I have reviewed this annual report on Form 10-K of Stonepath Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors;

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: March 28, 2003
      --------------

BY:   /s/ Bohn H. Crain
      -----------------
      Bohn H. Crain
      Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number   Document
--------------   --------

4.16 Stock Option Agreement between the Company and Bohn H. Crain dated February 24, 2003

4.17 Stock Option Agreement between the Company and Dennis L. Pelino (covering the grant of 300,000 Options) dated March 10, 2003

4.18 Stock Option Agreement between the Company and Dennis L. Pelino (covering the grant of 400,000 Options) dated March 10, 2003

4.19 Form of Subscription Agreement by and between the Company and certain purchasers of common shares (including exhibit providing for registration rights)

4.20 Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated October 16, 2002

10.4 Amended and Restated Employment Agreement between the Company and Bohn H. Crain dated February 24, 2002

10.7 Executive Employment Agreement between Global Transportation Services, Inc. and Jason F. Totah dated April 4, 2002

21.1             Subsidiaries of Stonepath Group, Inc.

23.1             Independent Auditors' Consent