Form 10-Q
period 2003-03-31
STONEPATH GROUP INC
filed 2003-05-15
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

                        Commission File number 001-16105

                              STONEPATH GROUP, INC.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               65-0867684
    ---------------------------------     -------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


                         1600 Market Street, Suite 1515
                             Philadelphia, PA 19103
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (215) 979-8370
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |__| No |X|

There were 28,200,739 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at May 5, 2003.

                              STONEPATH GROUP, INC.
                                      INDEX

                                                                                                               Page
                                                                                                               ----

Part I.     FINANCIAL INFORMATION.................................................................................1

         Item 1. Financial Statements
                  Consolidated Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002.................1


                  Consolidated Statements of Operations (Unaudited)
                  Three months ended March 31, 2003 and 2002......................................................2


                  Consolidated Statements of Cash Flows (Unaudited)
                  Three months ended March 31, 2003 and 2002......................................................3


                  Notes to Unaudited Consolidated Financial Statements............................................4


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........11


         Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................27


         Item 4. Controls and Procedures.........................................................................27



Part II.    OTHER INFORMATION....................................................................................28

         Item 1. Legal Proceedings...............................................................................28


         Item 2. Changes in Securities and Use of Proceeds.......................................................28


         Item 3. Defaults Upon Senior Securities.................................................................29


         Item 4. Submission of Matters to a Vote of Security Holders.............................................29


         Item 5. Other Information...............................................................................29


         Item 6. Exhibits and Reports on Form 8-K................................................................29


         SIGNATURES..............................................................................................31


         CERTIFICATIONS..........................................................................................32

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets


                                                                            March 31, 2003          December 31, 2002
                                                                            --------------          -----------------
                                                                             (UNAUDITED)
                                Assets

Current assets:
   Cash and cash equivalents                                                $   2,669,053              $   2,266,108
   Accounts receivable, net                                                    19,411,377                 21,799,983
   Loans receivable from related parties                                           33,344                     39,593
   Prepaid expenses                                                             1,254,482                    963,102
                                                                            -------------              -------------

         Total current assets                                                  23,368,256                 25,068,786

Goodwill                                                                       25,041,150                 25,041,150
Furniture and equipment, net                                                    4,748,038                  3,233,677
Acquired intangibles, net                                                       1,748,771                  1,760,611
Note receivable, related party                                                    262,500                    262,500
Other assets                                                                      965,135                  1,246,847
                                                                            -------------              -------------

                                                                            $  56,133,850              $  56,613,571
                                                                            =============              =============

                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                         $   8,663,265              $  12,873,703
   Earn-out payable                                                             1,060,706                  3,879,856
   Accrued payroll and related expenses                                           643,861                  1,195,275
   Accrued expenses                                                             3,012,072                  1,786,100
                                                                            -------------              -------------

         Total liabilities                                                     13,379,904                 19,734,934
                                                                            -------------              -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized;
     Series D, convertible, issued and outstanding: 360,745 shares
       (liquidation preference: $21,644,700)                                          361                        361
   Common stock, $.001 par value, 100,000,000 shares authorized;
     issued and outstanding: 27,945,914 and 23,453,414 shares at
     2003 and 2002, respectively                                                   27,946                     23,453
   Additional paid-in capital                                                 201,807,544                196,235,064
   Accumulated deficit                                                       (158,989,307)              (159,263,835)
   Deferred compensation                                                          (92,598)                  (116,406)
                                                                            -------------              -------------

         Total stockholders' equity                                            42,753,946                 36,878,637
                                                                            -------------              -------------

                                                                            $  56,133,850              $  56,613,571
                                                                            =============              =============


     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)





                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                            2003                      2002
                                                                            ----                      ----

Total revenue                                                          $  45,365,204              $  13,065,560
Cost of transportation                                                    33,181,564                  8,645,969
                                                                       -------------              -------------

Net revenue                                                               12,183,640                  4,419,591

Personnel costs                                                            6,563,080                  2,593,076
Other selling, general and administrative costs                            4,610,318                  2,846,259
Litigation settlement                                                        750,000                         --
                                                                       -------------              -------------

Income (loss) from operations                                                260,242                 (1,019,744)

Other income
  Interest income                                                             14,767                     55,457
  Other, net                                                                  14,740                         --
                                                                       -------------              -------------

Income (loss) before income taxes                                            289,749                   (964,287)
Income taxes                                                                  15,221                         --
                                                                       -------------              -------------

Net income (loss)                                                            274,528                   (964,287)

Preferred stock dividends                                                         --                   (887,772)
                                                                       -------------              -------------

Net income (loss) attributable to common stockholders                  $     274,528              $  (1,852,059)
                                                                       =============              =============

Basic earnings (loss) per common share(1)                              $        0.01              $       (0.09)
                                                                       =============              =============

Diluted earnings (loss) per common share(1)                            $        0.01              $       (0.09)
                                                                       =============              =============

Basic weighted average common shares outstanding                          24,764,810                 20,903,110
                                                                       =============              =============

Diluted weighted average common shares outstanding                        32,313,842                 20,903,110
                                                                       =============              =============



(1) Includes effect of preferred stock dividends in 2002.



     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)






                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                               2003                   2002
                                                                               ----                   ----
Cash flow from operating activities:
Net income (loss)                                                          $    274,528            $   (964,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                 307,945                 180,680
  Stock-based compensation                                                       23,808                  47,938
  Loss on disposal of furniture and equipment                                        --                   3,362
Changes in assets and liabilities:
  Accounts receivable                                                         2,388,606               1,874,300
  Other assets                                                                   32,107                (140,062)
  Accounts payable and accrued expenses                                      (3,697,654)             (3,571,777)
                                                                           ------------           -------------

         Net cash used in operating activities                                 (670,660)             (2,569,846)
                                                                           ------------           -------------

Cash flows from investing activities:
  Purchases of furniture and equipment                                       (1,734,218)               (111,423)
  Acquisition of business                                                       (70,000)                     --
  Payment of earn-out                                                        (2,819,150)                     --
                                                                           ------------           -------------

         Net cash used in investing activities                               (4,623,368)               (111,423)
                                                                           ------------           -------------

Cash flows from financing activities:
  Issuance of common stock, net of costs                                      5,696,973                      --
                                                                           ------------           -------------

         Net cash provided by financing activities                            5,696,973                      --
                                                                           ------------           -------------

         Net increase (decrease) in cash and cash equivalents                   402,945              (2,681,269)

Cash and cash equivalents at beginning of year                                2,266,108              15,227,830
                                                                           ------------           -------------

Cash and cash equivalents at end of period                                 $  2,669,053           $  12,546,561
                                                                           ============           =============



     See accompanying notes to unaudited consolidated financial statements.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003




(1)   Nature of Operations and Basis of Presentation

Stonepath Group, Inc. and subsidiaries (the "Company") is a non-asset based third-party logistics services company providing supply chain solutions on a global basis. A full range of time-definite transportation and distribution solutions is offered through the Company's Domestic Services platform, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company's International Services platform. In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management. The Company services a customer base of manufacturers, distributors and national retail chains.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

Certain prior period amounts have been reclassified to conform to the current presentation.

(2)   Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended the disclosure requirements of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its employee stock option grants by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


The table below illustrates the effect on net income (loss) attributable to common stockholders and income (loss) per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123.


                                                                              Three months ended March 31,
                                                                           ------------------------------------
                                                                               2003                    2002
                                                                           ------------           -------------
Net income (loss) attributable to common stockholders:
As reported                                                                $    274,528           $  (1,852,059)
Add:  stock-based employee compensation expense
   included in reported net income (loss)                                        22,618                  47,938
Deduct:  total stock-based compensation expense determined under
   fair value method for all awards                                            (894,318)               (423,100)
                                                                           ------------           -------------

Pro forma net income (loss) attributable to common stockholders            $   (597,172)          $  (2,227,221)
                                                                           ============           =============

Basic earnings (loss) per common share:
   As reported                                                             $       0.01           $       (0.09)
   Pro forma                                                                      (0.02)                  (0.11)

Diluted earnings (loss) per common share:
   As reported                                                             $       0.01           $       (0.09)
   Pro forma                                                                      (0.02)                  (0.11)


(3)   Revolving Credit Facility

To ensure adequate financial flexibility, in May 2002 we secured a $15.0 million revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of our subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At March 31, 2003, based on available collateral and outstanding letter of credit commitments, there was $14.8 million available for borrowing under our Facility.


(4)   Commitments and Contingencies

On May 6, 2003, we elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the plaintiffs' claims were without merit, we chose to

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, payable $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying March 31, 2003 unaudited consolidated statement of operations and in accrued expenses in the accompanying March 31, 2003 unaudited consolidated balance sheet.

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

The Company may become involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


the Company's consolidated financial position, results of operations or liquidity.

(5)   Stockholders' Equity

Common Stock

On March 6, 2003, the Company completed a private placement of 4,470,000 shares of its common stock. The transaction consisted of the sale of 4,270,000 shares at $1.35 per share and 200,000 shares at $1.54 per share. In connection with this transaction, the Company realized gross proceeds of $6,072,500, paid a brokerage fee consisting of cash commissions of $364,350, issued placement agent warrants to purchase 297,000 shares of common stock at an exercise price of $1.49 per share, and incurred other cash expenses of $33,677. In addition, the Company had previously paid the placement agent $25,000 in cash and had issued them warrants to purchase 150,000 shares of common stock at an exercise price of $1.23 per share.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


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

The holders of the Series C Preferred Stock earned 73,981 additional shares of Series C Preferred Stock from payment of preferred stock dividends during the three months ended March 31, 2002. No further preferred stock dividends were payable on the Series C Preferred Stock after July 18, 2002.

Series D Convertible Preferred Stock

The Series D Convertible Preferred Stock is convertible into 3,607,450 shares of common stock of the Company. In the event of any liquidation, dissolution or winding-up of the Company prior to December 31, 2003 (which also includes certain mergers, consolidations and asset sale transactions), holders of the Series D Convertible Preferred Stock are entitled to a liquidation preference equal to $60.00 per share, paid prior to and in preference to any payment made or set aside for holders of common stock, but subordinate and subject in preference to the prior payment in full of all amounts to which holders of other classes of preferred stock may be entitled to receive as a result of such liquidation, dissolution or winding-up. Subsequent to December 31, 2003, the holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company's common stock on an as-if converted basis. The Series D Convertible Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law. In addition, the Series D Convertible Preferred Stock will convert into 3,607,450 shares of our common stock no later than December 31, 2004.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


Stock Options

On February 24, 2003, the Company issued to its Chief Financial Officer and one other employee options to purchase 210,000 shares of its common stock at an exercise price of $1.53 per share, which equaled the quoted market price on the date of grant.

On March 10, 2003, the Company issued to its Chairman and Chief Executive Officer options to purchase 300,000 shares of its common stock at an exercise price of $1.68 per share, which equaled the quoted market price on the date of grant. On that same day, the Company issued to its Chairman and Chief Executive Officer options to purchase 400,000 shares of its common stock at an exercise price of $2.00 per share, which represented a 19% premium over the quoted market price of $1.68 on the date of grant.

On March 25, 2003, the Company issued to certain officers and employees options to purchase 81,600 shares of its common stock at an exercise price of $1.81 per share, which equaled the quoted market price on the date of grant.

(6)   Earnings (Loss) per Share

Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted earnings
(loss) per common share are 1,117,415 and 13,892,061 at March 31, 2003 and 2002, respectively.

(7)   Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company determined that it had one operating segment in the first quarter of 2002, Domestic Services, which provides a full range of logistics and transportation services throughout North America. In the second quarter of 2002, with the acquisition of Global Transportation Services, Inc., the Company established its International Services platform, which provides international air and ocean logistics services. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in our Annual Report

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


on Form 10-K for the year ended December 31, 2002. Segment information, in which corporate expenses other than the legal settlement have been fully allocated to the operating segments, is as follows (in thousands):


                                                                   Three months ended March 31, 2003
                                                   ------------------------------------------------------------------

                                                      Domestic           International
                                                      Services             Services         Corporate        Total
                                                   --------------      ----------------    -----------    -----------

Revenue from external customers                          $23,774               $21,591              -        $45,365
Intersegment revenue                                          34                    28              -             62
Revenue from significant customer                          9,835                     -              -          9,835
Income (loss) from operations                                547                   463           (750)           260


Segment assets                                            40,283                14,042          1,809         56,134
Segment goodwill                                          20,043                 4,998              -         25,041
Depreciation and amortization                                236                    72              -            308
Capital additions                                            344                    37          1,353          1,734




The revenue in the table below is allocated to geographic areas based upon the location of the customer.

                                           Three months ended March 31,
                                        --------------------------------
                                             2003              2002
                                        -------------    ---------------
                                                   (in thousands)

Total revenue:

      United States                          $44,916            $13,066
      Hong Kong                                  449                  -
                                        -------------    ---------------

        Total                                $45,365            $13,066
                                        =============    ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement For Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenue consistent with recent results, (ii) our ability to sustain our recent profitability by maintaining overall operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share; (iv) our ability to obtain the additional capital necessary to make additional cash acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize common stock to facilitate our acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the dilution upon the conversion of outstanding convertible securities or exercise of outstanding options and warrants, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company's operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve, (xiv) regional disruptions in transportation, and (xv) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements, including our Annual Report on Form 10-K for the year ended December 31, 2002. We have assumed, for the purpose of our forward-looking statements, that each of our operating companies will achieve, on a stand-alone basis, that level of net income necessary to fully achieve the earn-out payments under its acquisition agreement. With respect to our planned acquisitions, although management is confident that these transactions will be completed on a timely basis, they remain in preliminary stages of completion, subject to the production of audited financial statements, completion of due diligence analyses, securing bank and other third party approvals, and the like. Thus, there can be no assurances that these transactions will be completed in the expected time frame, if at all. Furthermore, our estimates as to the incremental additional pre-tax operating income that may be realized upon completion of such acquisitions has been developed based upon an analysis of unaudited internal financial statements produced by the respective target companies. Upon completion of audits of these companies' financial statements, we may be caused to adjust our forward-looking information, and such adjustments may be material. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

         We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. We offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through our International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 18 major metropolitan areas in North America, plus two international locations, using an extensive network of over 200 independent carriers and over 150 service partners strategically located around the world.

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

      Our strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, we believe the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad-reaching service offerings that can more effectively be handled by larger, more diverse organizations. As a non-asset based provider of third party logistics services, we can focus on optimizing the transportation solution for our customers, rather than on our own asset utilization. Our non-asset based approach allows us to maintain a high level of operating flexibility and leverage a cost structure that is highly variable in nature.

         Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth. The business risks associated with these factors are identified or referred to above under our "Cautionary Statement for Forward-Looking Statements."

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

         We also provide a range of other services including customs brokerage, warehousing and other services, which include customized distribution, fulfillment, and other value added supply chain services.

         Total revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. We believe that net revenue is also an important measure of economic performance. Net revenue includes transportation revenue and our fee-based activities, after giving effect to the cost of transportation. In addition, management believes measuring its operating costs as a function of net revenue provides a useful metric, as our ability to control costs as a function of net revenue directly impacts operating earnings. With respect to our services other than freight transportation, net revenue is identical to total revenue.

         Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. Accordingly, our results of operations only reflect the operations of: M.G.R., Inc. d/b/a "Air Plus Limited" ("Air Plus") for periods subsequent to October 5, 2001; Global Transportation Services, Inc. ("Global") for periods subsequent to April 4, 2002; United American Freight Services, Inc. ("United American") for periods subsequent to May 30, 2002; and Transport Specialists, Inc. ("TSI") for periods subsequent to October 1, 2002.

         Our operating results are also subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenue is largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenue is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays could unexpectedly affect the timing of our revenue. As we increase the scale of our operations, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Critical Accounting Policies

         Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2002 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Results of Operations

Basis of Presentation

         Our results of operations are presented in a manner that is intended to provide meaningful data with respect to our transition to and ongoing operations as a third-party logistics company. Since Global and United American were acquired in the second quarter of 2002, our historical results for the first quarter of 2002 only reflect the operations of Air Plus. Accordingly, in addition to providing comparative analysis on a historical basis, we have also provided supplemental pro forma information that we believe is useful to an understanding of how our results of operations have performed on a quarter on quarter basis. The pro forma results of operations for the period ended March 31, 2002 are unaudited and presented as if we had acquired Global and United American (collectively the "Material Acquisitions") as of January 1, 2002. The unaudited pro forma results reflect a consolidation of the historical results of operations of the Material Acquisitions, as adjusted to reflect contractual adjustments to officers' compensation at the companies comprising the Material Acquisitions, amortization of acquired intangibles and income taxes.

         Quarter ended March 31, 2003 (Actual) compared to quarter ended March 31, 2002 (Actual)

         The following table compares our historical total revenue, net transportation and other revenue (in thousands):

                                             Quarter ended March 31,
                                  -------------------------------------------
                                     2003            2002             Percent
                                  --------         -------            -------
Total revenue                      $45,365         $13,066              247.2%
                                  ========          ======
Transportation revenue             $42,573         $12,583              238.3
Cost of transportation              33,181           8,646              283.8
                                  --------          ------
Net transportation revenue           9,392           3,937              138.6
     Net transportation margins       22.1%           31.3%

Customs brokerage                    1,864               -                 NM
Warehousing and other
     value added services              928             483               92.1
                                  --------          ------
           Total net revenue      $ 12,184          $4,420              175.7%
                                  ========          ======

         Total revenue was $45.4 million in the first quarter of 2003, an increase of 247.2% over total revenue of $13.1 million in the first quarter of 2002. $27.7 million or 85.8% of the increase in total revenue was attributable to acquisitions with $4.6 million or 14.2% of the increase attributable to organic growth. Net transportation revenue was $9.4 million in the first quarter of 2003, an increase of 138.6% over net transportation revenue of $3.9 million in the first quarter of 2002. $3.9 million or 72.6% of the increase in net transportation revenue was attributable to acquisitions with $1.6 million or 27.4% of the increase attributable to organic growth. Net revenue was $12.2 million in the first quarter of 2003, an increase of 175.7% over net revenue of $4.4 million in the first quarter of 2002. $6.0 million or 76.3% of the increase in net revenue was attributable to acquisitions with $1.8 million or 23.7% of the increase attributable to organic growth. Net transportation margins decreased to 22.1% for the first quarter of 2003 from 31.3% for the first quarter of 2002. This decrease in historical transportation margins is primarily the result of the addition of our international services, which traditionally have lower margins.

      The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                           Quarter ended March 31,
                                                    ------------------------------------------------------------------------
                                                           2003                      2002                    Change
                                                    ---------------------     --------------------      --------------------
                                                     Amount       Percent      Amount      Percent      Amount       Percent
                                                    -------       -------      ------      -------      ------       -------
Net revenue                                         $12,184        100.0       $4,420       100.0       $7,764        175.7
                                                    -------        -----       ------       -----       ------
Personnel costs                                       6,563         53.9        2,593        58.7        3,970        153.1
Other selling, general and administrative             4,610         37.8        2,846        64.4        1,764         62.0
Litigation settlement                                   750          6.2           --          --          750           NM
                                                    -------        -----       ------       -----       ------
Total operating costs                                11,923         97.9        5,439       123.1        6,484        119.2
                                                    -------        -----       ------       -----       ------
Income (loss) from operations                           261          2.1       (1,019)      (23.1)       1,280           NM
Other income, net                                        29          0.2           55         1.3          (26)       (47.3)
                                                    -------        -----       ------       -----       ------
Income (loss) before income taxes                       290          2.4         (964)      (21.8)       1,254           NM
Income taxes                                             15          0.1           --          --           15           NM
                                                    -------        -----       ------       -----       ------
Net income (loss)                                       275          2.3         (964)      (21.8)       1,239           NM
Preferred stock dividends                                --           --         (888)      (20.1)         888           NM
                                                    -------        -----       ------       -----       ------
Net income (loss) attributable to common
    stockholders                                       $275          2.3      $(1,852)      (41.9)      $2,127           NM
                                                    =======        =====       ======       =====       ======

         Personnel costs were $6.6 million for the first quarter of 2003, an increase of 153.1% over $2.6 million for the first quarter of 2002. $3.2 million or 80.1% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $0.8 million or 19.9% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue decreased to 53.9% in the first quarter of 2003 from 58.7% in the first quarter of 2002.

         Other selling, general and administrative costs were $4.6 million for the first quarter of 2003, an increase of 62.0% over $2.8 million for the first quarter of 2002. $1.2 million or 69.7% of the increase is attributable to incremental costs assumed as part of our acquisition program with $0.5 million or 30.3% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs decreased to 37.8% in the first quarter of 2003 from 64.4% in the first quarter of 2002, which is indicative of the scalability of our business model.

         Litigation settlement charges resulted from the settlement of litigation that arose prior to our transition to a logistics business, payable $400,000 in cash and $350,000 in shares of the Company's common stock.

         Income from operations was $0.3 million in the first quarter of 2003, as compared to a loss of $1.0 million for the first quarter of 2002. Income from operations as a percentage of net revenue increased to 2.1% for the first quarter of 2003 from (23.1)% for the same period in 2002.

         Other income, net decreased modestly in 2003 compared to 2002. With quarter over quarter cash balances being reduced as a result of our acquisition program, interest income remained an insignificant component to the Company's overall financial performance for the first quarter of 2003 and 2002.

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal net operating loss carryforwards ("NOLs"). Although a portion of this loss may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the loss to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which are immaterial to the Company's quarterly financial results.

         Net income was $0.3 million in the first quarter of 2003, an improvement of $1.2 million over a loss of $1.0 million in the first quarter of 2002.

         The Company recorded no preferred stock dividends in the first quarter of 2003 as compared to $0.9 million for the first quarter of 2002 as a result of the restructuring of our Series C Preferred Stock effective July 18, 2002. See
Note 5 to the unaudited consolidated financial statements.

         Net income attributable to common stockholders was $0.3 million in the first quarter of 2003, an improvement of $2.1 million over a net loss attributable to common stockholders of $1.9 million in the first quarter of 2002 due partially to the effect of the $0.9 million preferred stock dividend. Basic and diluted earnings per common share were $0.01 for the first quarter of 2003 compared to a loss of $0.09 per basic and diluted common share for the first quarter of 2002.

Supplemental Pro Forma Information

 Quarter ended March 31, 2003 (Actual) compared to quarter ended March 31, 2002 (Pro forma)

         In accordance with SEC Regulation G, we present the following table, which reconciles our actual results of operations to pro forma results of operations for the three months ended March 31, 2002.

                                                             Three months ended March 31, 2002
                                  ----------------------------------------------------------------------------------------
                                                                                           Pro forma
                                   As reported         Global        United American      adjustments          Pro forma
                                  ------------      ------------     ---------------      -----------        -------------
Total revenue                    $  13,065,560      $ 12,434,007       $ 7,505,346        $        --        $ 33,004,913
Cost of transportation               8,645,969         8,925,993         5,668,470                 --          23,240,432
                                 -------------      ------------       -----------        -----------         -----------
Net revenue                          4,419,591         3,508,014         1,836,876                 --           9,764,481

Personnel costs                      2,593,076         1,511,120           620,278             57,540 (1)       4,782,014
Other selling, general and
    administrative costs             2,846,259           783,899           819,051             35,500 (2)       4,484,709
                                 -------------      ------------       -----------        -----------         -----------
Income (loss) from operations       (1,019,744)        1,212,995           397,547            (93,040)            497,758

Other income (expense)
  Interest income                       55,457               281                              (55,457)(3)             281
  Other, net                                --             1,333           (39,337)                --             (38,004)
                                 -------------      ------------       -----------        -----------         -----------
Income (loss) before income
  taxes                               (964,287)        1,214,609           358,210           (148,497)            460,035
Income taxes                                --                --                --             12,779 (4)          12,779
                                 -------------      ------------       -----------        -----------         -----------
Net income (loss)                     (964,287)        1,214,609           358,210          (161,276)             447,256

Preferred stock dividends             (887,772)               --                --                 --            (887,772)
                                 -------------      ------------       -----------        -----------         -----------
Net income (loss) attributable
     to common stockholders      $  (1,852,059)     $  1,214,609       $   358,210        $  (161,276)        $  (440,516)
                                 =============      ============       ===========        ===========         ===========

(1) To reflect contractual changes to officers' compensation.

(2) To reflect amortization of acquired identifiable intangibles.

(3) To eliminate  interest income as a result of a reduced cash balance due to the payment of approximately $10.6 million for the
    Material Acquisitions.

(4) To reflect state taxes payable on pro forma income (loss) before income taxes.


         The following table compares our actual total revenue, net transportation revenue and other revenue for March 31, 2003 to our pro forma data for March 31, 2002 to provide comparable data as if the Material Acquisitions had been acquired effective January 1, 2002 (in thousands):

                                                    Quarter ended March 31,
                                            ----------------------------------
                                                                       Percent
                                               2003        2002         Change
                                               ----        ----         ------
  Total revenue                              $45,365      $33,005        37.4%
                                             =======      =======

  Transportation revenue                     $42,573      $30,347        40.3
  Cost of transportation                      33,181       23,240        42.8
                                             -------      -------
  Net transportation revenue                   9,392        7,107        32.2
       Net transportation margins               22.1%        23.4%
  Customs brokerage                            1,864        1,939        (3.9)
  Warehousing and other
       value added services                      928          718        29.2
                                             -------      -------
                       Total net revenue     $12,184      $ 9,764        24.8%
                                             =======      =======
         Total revenue was $45.4 million in the first quarter of 2003, an increase of 37.4% over total pro forma revenue of $33.0 million in the first quarter of 2002. This increase in total revenue was driven principally by growth in transportation revenue. Net transportation revenue was $9.4 million in the first quarter of 2003, an increase of 32.2% over pro forma net transportation revenue of $7.1 million in the first quarter of 2002. Net transportation margins decreased to 22.1% in the first quarter of 2003 from 23.4% in the first quarter of 2002, driven by a higher proportionate increase in our international services, which traditionally have lower margins. Net revenue was $12.2 million in the first quarter of 2003, an increase of 24.8% over pro forma net revenue of $9.8 million in the first quarter of 2002, driven primarily by an increase in net transportation revenue.

      The following table summarizes certain statement of operations data as a percentage of our net revenue on an actual basis for 2003 and on a pro forma basis in 2002 as if the Material Acquisitions had been acquired effective January 1, 2002 (in thousands):

                                                                            Quarter ended March 31,
                                                     -----------------------------------------------------------------------
                                                             2003                      2002                   Change
                                                     --------------------     --------------------    ----------------------
                                                     Amount       Percent      Amount      Percent     Amount        Percent
                                                     ------       -------      ------      -------     ------        -------
Net revenue                                         $12,184        100.0%     $ 9,765       100.0%     $ 2,419         24.8%
                                                    -------        -----      -------       -----      -------
Personnel costs                                       6,563         53.9        4,782        49.0        1,781         37.2
Other selling, general and administrative             4,610         37.8        4,485        45.9          125          2.8
Litigation settlement                                   750          6.2           --          --          750           NM
                                                    -------        -----      -------       -----      -------
Total operating costs                                11,923         97.9        9,267        94.9        2,656         28.7
                                                    -------        -----      -------       -----      -------
Income from operations                                  261          2.1          498         5.1         (237)       (47.7)
Other income (expense)                                   29          0.2          (38)       (0.4)          67           NM
                                                    -------        -----      -------       -----      -------
Income before income taxes                              290          2.4          460         4.7         (170)       (37.0)
Income taxes                                             15          0.1           13         0.1            2         15.4
                                                    -------        -----      -------       -----      -------
Net income                                          $   275          2.3%     $   447         4.6%     $  (172)       (38.5)%
                                                    =======        =====      =======       =====      =======

         Personnel costs were $6.6 million for the first quarter of 2003, an increase of 37.2% over $4.8 million for the first quarter of 2002. Personnel costs as a percentage of net revenue increased to 53.9% in the first quarter of 2003 from 49.0% in the first quarter of 2002. This increase is primarily attributable to the Company's efforts to position itself for continued growth through additional resources deployed in sales, technology and back-office operations. On a quarter on quarter basis, total employees increased from 424 in 2002 to 512 in 2003.

         Other selling, general and administrative costs were $4.6 million for the first quarter of 2003, which were relatively flat compared to $4.5 million in the first quarter of 2002. As a percentage of net revenue, other selling, general and administrative costs decreased to 37.8% in the first quarter of 2003 from 45.9% in the first quarter of 2002, which is indicative of the scalability of our business model.

         Litigation settlement charges resulted from the settlement of litigation that arose prior to our transition to a logistics business, payable $400,000 in cash and $350,000 in shares of the Company's common stock.

         Income from operations was $0.3 million in the first quarter of 2003, a decrease of 47.7% over $0.5 million for the first quarter of 2002. Income from operations as a percentage of net revenue decreased to 2.1% in 2003 from 5.1% in 2002.

         Other income (expense) decreased modestly in 2003 compared to 2002, remaining an insignificant component of the Company's overall financial performance for the first quarter of 2003 and 2002.

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs. Although a portion of these losses may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of these losses to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which are immaterial to the Company's quarterly financial results.

         Net income was $0.3 million in the first quarter of 2003, a decrease of 38.5% compared to $0.4 million for the first quarter of 2002. Net income for the first quarter of 2003, however, includes $0.8 million in charges related to the settlement of litigation that arose in August of 2000 prior to the Company's transition to a logistics business.

Financial Outlook

         We completed our transformation into a global logistics enterprise in 2002 and we now offer a robust set of domestic and international supply chain services. Based on existing operations, we expect to generate approximately $7.0 million of net earnings in 2003 on an estimated $180.0 million in revenue, including the non-recurring litigation charge of $750,000. Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) that revenue and net income will continue to grow at an annual rate that is consistent with recent results; (ii) that operating margins will remain at least at current levels; (iii) that no material economic or customer disruptions will occur; (iv) that each of our operating companies on a stand-alone basis will deliver the level of pre-tax operating income necessary to fully achieve the earn-out payments under each of their acquisition agreements; and (v) that the risks otherwise identified in our Annual Report on Form 10-K for the year ended December 31, 2002 under "Risks Particular to our Business" will not have an adverse effect on our operations.

         We may complete one or more transactions over the remainder of 2003 which would provide incremental earnings to the current guidance. We continue to make progress on our previously announced plans to acquire a 70% interest in the Singapore based G-Link group of companies ("G-Link"). This acquisition is intended to provide the platform for our service offerings in Southeast Asia. We are also making progress in the acquisition of a mid-Atlantic based company that specializes in providing transportation solutions for governmental agencies and associated projects. Although the SARS situation has protracted our timeline with respect to the G-Link transaction, we expect both transactions to close during or before the third quarter of 2003. Once completed, we expect these acquisitions could add an estimated $3.5 million to our pre-tax income in 2004.

         We may record a non-cash tax benefit in 2003 in recognition of the value associated with our net deferred tax assets, which is not reflected in our $7.0 million net earnings guidance. Given the possibility of recognizing this non-cash benefit some time in the future, and under the assumption that over time we will make use of the NOLs available to us and become a "full taxpayer", a key measurement of our ongoing financial performance will be the period-on-period change in pre-tax operating income.

          We look to continue to drive shareholder value through four areas of growth:

       o Organic Growth - Although the overall industry is projected to grow at a rate in the range of 15.0%-20.0% per year, we are targeting organic annual growth rates in the range of 10.0% - 12.0%.

       o Acquisitive Growth - We expect to deploy $10.0 to $20.0 million in acquisition capital over the course of 2003, including our pending acquisitions, funded through a combination of existing cash, draws upon our credit facility, the proceeds of new financings and the value of newly issued securities. Based on our acquisition model, this could generate incremental annualized pre-tax operating income in the range of $4.0 to $8.0 million per year.

       o Margin Expansion - Our business model is scalable in nature, and as we aggregate and leverage our purchasing power and grow our business, we expect to deliver year-on-year improvement in our operating margins.

       o Price/Earnings ("P/E") Expansion - On a P/E basis, we are trading at a considerable discount to other publicly traded third-party logistics companies. As we execute our plans and become better known by the investment community, we would expect to receive a P/E closer to that of our peers.

         Assuming we can continue to execute on our business plan and acquisition model without any material disruptions, and identify and close transactions similar to transactions accomplished to date, it is our goal to generate $500.0 million in annualized revenue by the end of 2006.

         Notwithstanding our expectations regarding our ability to deliver these results, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk elements otherwise identified in our Annual Report on Form 10-K for the year ended December 31, 2002 under "Risks Particular to our Business." Furthermore, even though we believe our current operations will achieve a certain level of earnings on an annual basis, our results are subject to seasonal trends. For 2002 and 2001, on a pro forma basis, approximately 21% of our annual total revenue and a small percentage of our annual income were generated in the first quarter. Thereafter, volume and income typically accelerate for the remainder of the year, with the third and fourth quarters showing the greatest improvement.

Liquidity and Capital Resources

         Prior to the adoption of our current business model, our operations consisted of developing early-stage technology businesses. These operations did not generate sufficient operating funds to meet our cash needs, and, as a result, we funded our historic operations with the proceeds from a number of private placements of debt and equity securities. With the advent of our new business model, we expect to be able to fund our operations with the cash flow generated by the subsidiaries we acquire. We are also in an acquisitive mode and expect to deploy material amounts of capital as we execute our business plan. Therefore, it is likely that we will need to raise additional capital in the future. There can be no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.

         Cash and cash equivalents totaled $2.7 million and $2.3 million as of March 31, 2003 and December 31, 2002, respectively. Working capital totaled $10.0 million and $5.3 million at March 31, 2003 and December 31, 2002, respectively.

         Cash used in operating activities was $0.7 million for the first quarter of 2003 compared to $2.6 million used in the first quarter of 2002. This quarter on quarter improvement was driven principally by the satisfaction of liabilities in the first quarter of 2002 related to our discontinued technology business that did not impact our use of cash in the first quarter of 2003.

         Net cash used in investing activities during the first quarter of 2003 was $4.6 million compared to $0.1 million in the first quarter of 2002. Investing activities were driven principally by approximately $2.8 million in earn-out payments made in relation to 2002 performance targets and $1.0 million in the roll-out of Tech-Logis(TM), the Company's new web-based technology platform.

         Cash from financing activities in the first quarter of 2003 related to a private placement of 4,470,000 shares of our common stock in exchange for gross proceeds of approximately $6.1 million. This placement yielded net proceeds of $5.7 million for the Company, after the payment of placement agent fees and other out-of-pocket costs.

         On July 18, 2002 we completed a private exchange transaction that eliminated approximately $44.6 million in liquidation value of our Series C Preferred Stock. The terms of the Series C Preferred Stock would have significantly constrained our future growth opportunities. In return for eliminating the Series C Preferred Stock, we issued 1,911,071 shares of common stock, warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 per share for a term of three (3) years, and a new class of Series D Convertible Preferred Stock that will convert into 3,607,450 shares of our common stock no later than December 31, 2004. The terms of the Series D Convertible Preferred Stock were structured to make it much like a common equity equivalent in that (1) it receives no dividend; (2) it is subordinated to new rounds of equity; and (3) it holds a limited liquidation preference (expiring at the end of 2003). In addition, the holders of the Series D Convertible Preferred Stock are restricted from selling the common stock received upon conversion of the Series D Convertible Preferred Stock until July 19, 2003 (or earlier if the stock trades at or above $4.50) and then are permitted limited resale based on trading volume through July 19, 2004.

         We may also receive proceeds in the future from the exercise of existing options and warrants. As of March 31, 2003, approximately 13,231,000 options and warrants were outstanding. Of these outstanding securities, there are approximately 271,000 that have an exercise price of $5.00 per share or higher. If we exclude those options and warrants from our diluted share count, our outstanding diluted shares, as adjusted, would be approximately 44,513,000 shares. Excluding options and warrants with an exercise price of $5.00 or higher, the proceeds received by the Company, if all of the remaining options and warrants were exercised, would be approximately $15.0 million.

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

         We are currently working on a number of possible acquisition opportunities. These range in status from the stage of preliminary discussion to definitive agreement, pending closing. We continue to make progress on the acquisition of a 70% interest in Singapore-based G-Link. We are also making progress on the acquisition of a mid-Atlantic based company that specializes in providing transportation solutions for governmental agencies and associated projects. At the closing of these transactions, we expect to pay approximately $6.7 million in cash and between $3.2 to $4.2 million in shares of our common stock. Both acquisitions would also be subject to supplemental earn-out obligations based upon the acquired companies' post-acquisition results of operations. We expect both of these transactions to close during or before the third quarter of 2003, although closing remains subject to a number of conditions which have not yet been satisfied.

         To ensure that we have adequate near-term liquidity, we maintain a revolving credit facility of $15.0 million (the "Facility") with LaSalle Business Credit, Inc. that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. There were no advances against the Facility at March 31, 2003. We expect that the cash flow from our existing operations and any other subsidiaries acquired during the year will be sufficient to support our corporate overhead and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

         The acquisition of Air Plus was completed subject to an earn-out arrangement of $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $6.0 million level. Based upon 2002 performance, former Air Plus shareholders were entitled to receive $3.0 million, and will have excess earnings of $0.3 million as a carryforward to future earnings targets. Former Air Plus shareholders elected to receive $2.6 million in cash with the balance payable in shares of the Company's common stock in April 2003.

         On April 4, 2002, we acquired Global, a Seattle-based privately-held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. We agreed to pay the former Global shareholders a total of $5.0 million in base earn-out payments in installments of $0.7 million in 2003, $1.0 million in 2004 through 2007 and $0.3 million in 2008, with each installment payable in full if Global achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2.0 million level. The Company has also provided former Global shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("tier-two earn-out"). Under Global's tier-two earn-out, former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. Global would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2002 performance, former Global shareholders received $0.7 million on April 1, 2003, and will have excess earnings of $2.3 million as a carryforward to future earnings targets.

         On May 30, 2002 we acquired United American, a Detroit-based privately-held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million base earn-out payments in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon 2002 performance, the former United American shareholder was entitled to receive $0.2 million, which he received in the first quarter of 2003, and has an earnings shortfall of $1.0 million. In future years, earnings in excess of the $2.2 million earnings target would first be applied against the $1.0 million shortfall.

         On October 1, 2002 we acquired TSI, a Northern Virginia-based privately-held provider of expedited domestic and international transportation services. The TSI transaction capitalized on TSI's existing base of government contract work in the Washington metropolitan area and served as a supplement to an existing Company-operated facility in that area. The transaction was valued at up to $1.1 million, consisting of cash of $0.5 million paid at closing, and a three-year earn-out arrangement. The Company agreed to pay the former TSI shareholder $0.2 million for each year in the three-year earn-out period ending December 31, 2005, based upon the annual net revenue targets of $1.6 million. In the event there is a shortfall in net revenue, the earn-out payment will be reduced proportionally to the extent of the shortfall, provided no earn-out payment shall be made if net revenue for the year falls below $1.0 million. Shortfalls may be carried over or carried back to the extent that net revenue in any other pay-out year exceeds the $1.6 million level.

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

         The following table summarizes our contingent base earn-out payments (in thousands)(1)(2):

                                                 2004        2005        2006       2007        2008       Total
                                              ----------  ----------  ---------- ----------  ----------  ----------
Earn-out payments:
   Domestic                                   $    6,540   $   6,540   $   5,550  $       -   $       -  $   18,630
   International                                   1,000       1,000       1,000      1,000         255       4,255
                                              ----------  ----------  ---------- ----------  ----------  -----------

Total earn-out payments                       $    7,540   $   7,540   $   6,550  $   1,000   $     255  $   22,885
                                              ==========  ==========  ========== ==========  ==========  ===========

Prior year pre-tax earnings targets:

   Domestic                                   $    8,806   $   8,806   $   8,806  $       -   $       -  $   26,418
   International                                   2,000       2,000       2,000      2,000         510       8,510
                                              ----------  ----------  ---------- ----------  ---------- -----------

   Total pre-tax earnings targets             $   10,806   $  10,806   $  10,806  $   2,000   $     510  $   34,928
                                              ==========  ==========  ========== ==========  ========== ===========

Earn-outs as a percentage of prior year pre-tax earnings targets:

   Domestic                                         74.3%       74.3%       63.0%      --          --          70.5%
   International                                    50.0%       50.0%       50.0%      50.0%       50.0%       50.0%
   Combined                                         69.8%       69.8%       60.6%      50.0%       50.0%       65.5%

----------------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).
(2) During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $8.0 million if the applicable acquired companies generate an incremental $17.0 million in pre-tax earnings.

         On May 6, 2003, we elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the Plaintiffs' claims were without merit, we chose to settle the matter at that time in order to remove any cloud of uncertainty created by nominal claims in excess of $20 million, to avoid future litigation costs and to mitigate the diversion of management attention from operations.

         Notwithstanding the settlement, the Company remains subject to one remaining material legal proceeding that arose prior to our transition to a logistics business. That proceeding has been identified in our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that the claims asserted in this proceeding are without merit, and we intend to vigorously defend this matter, there is the possibility that the Company could incur material expenses in the defense and resolution of this matter. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded.

New Accounting Pronouncements

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which (i) amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes the fair value based method of accounting for stock-based employee compensation, (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and
(iii) in the new requirements of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements described in items (ii) and (iii).

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which provides new guidance with respect to the consolidation of all unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 is not expected to impact the Company's consolidated financial statements as the Company does not have investments in any unconsolidated special purpose or variable interest entities.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         We do not use derivative financial instruments in our investment portfolio. We invest our excess cash in institutional money market accounts.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. If market interest rates were to change by 10% from the levels at March 31, 2003, the fair value of our portfolio would be impacted by an immaterial amount.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, there have been no material developments in any of the reported legal proceedings, except as described below.

         With respect to the litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., the parties have entered into a Settlement Agreement with the Company on May 6, 2003, pursuant to which the controversy has been settled, the litigation withdrawn and mutual releases executed.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's overall consolidated financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

         On March 6, 2003, we issued 4,470,000 shares of our common stock consisting of the sale of 4,270,000 shares at $1.35 per share and 200,000 shares at $1.54 per share, to the accredited investors identified below in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering. In connection with this transaction, we realized gross proceeds of approximately $6.1 million and paid to Stonegate Securities, Inc. a brokerage fee consisting of cash commissions of approximately $364,000 and placement agent warrants to purchase 297,000 shares of our common stock at an exercise price of $1.49 per share. The placement agent warrants were also issued in a transaction exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are included herein:

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Company filed the following Current Report on Form 8-K during the three-month period ended March 31, 2003:

             (i) Current Report on Form 8-K, dated February 4, 2003. The Company filed the foregoing Current Report on Form 8-K reporting under
                 Item 9 that members of the Company's senior management were scheduled to participate in conferences with certain institutional investors in connection with a proposed private placement transaction. The Report also identified information that was to be provided by the Company to the prospective investors, including certain forward-looking information and earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STONEPATH GROUP, INC.


Date: May 14, 2003                         Dennis L. Pelino
                                           -------------------------------------
                                           Dennis L. Pelino
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors



Date: May 14, 2003                         Bohn H. Crain
                                           -------------------------------------
                                           Bohn H. Crain
                                           Chief Financial Officer and Treasurer




Date: May 14, 2003                         Thomas L. Scully
                                           -------------------------------------
                                           Thomas L. Scully
                                           Vice President and Controller and
                                           Principal Accounting Officer

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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


DATE:    May 14, 2003
         ------------

BY:      Dennis L. Pelino
         ------------------------------------
         Dennis L. Pelino
         Chairman and Chief Executive Officer

                                  CERTIFICATION

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

DATE:    May 14, 2003


BY:      Bohn H. Crain
         -------------------------------------
         Bohn H. Crain
         Chief Financial Officer and Treasurer