Form 10-Q
period 2003-06-30
STONEPATH GROUP INC
filed 2003-08-15
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ____________________.

                         Commission file number 001-16105

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

                        1600 Market Street, Suite 1515
                             Philadelphia, PA 19103
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code) Registrant's Telephone Number, Including Area Code: (215) 979-8370

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]

There were 29,128,373 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at July 31, 2003.

                              STONEPATH GROUP, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at June 30, 2003 (Unaudited)
                  and December 31, 2002 ..............................................1

                  Consolidated Statements of Operations (Unaudited)
                  Three and six months ended June 30, 2003 and 2002...................2

                  Consolidated Statements of Cash Flows (Unaudited)
                  Six months ended June 30, 2003 and 2002.............................3

                  Notes to Unaudited Consolidated Financial Statements................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .....................15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........33

         Item 4.  Controls and Procedures............................................33

Part II. Other Information

         Item 1.  Legal Proceedings .................................................34

         Item 2.  Changes in Securities and Use of Proceeds .........................34

         Item 3.  Defaults Upon Senior Securities ...................................35

         Item 4.  Submission of Matters to a Vote of Security Holders ...............35

         Item 5.  Other Information .................................................36

         Item 6.  Exhibits and Reports on Form 8-K ..................................36

         SIGNATURES..................................................................38

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                              STONEPATH GROUP, INC.
                      Condensed Consolidated Balance Sheets

                                                         June 30, 2003    December 31, 2002
                                                         -------------    -----------------
                                                           (UNAUDITED)
                     Assets
Current assets:
   Cash                                                  $     360,131    $       2,266,108
   Accounts receivable, net                                 26,111,674           21,799,983
   Other current assets                                      2,253,212            1,002,695
                                                         -------------    -----------------
               Total current assets                         28,725,017           25,068,786

Goodwill and acquired intangibles, net                      31,776,465           26,801,761
Furniture and equipment, net                                 6,754,063            3,233,677
Other assets                                                 1,418,302            1,509,347
                                                         -------------    -----------------
                                                         $  68,673,847    $      56,613,571
                                                         =============    =================

          Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit - bank                                 $   5,618,000    $               -
   Accounts payable                                         11,754,894           12,873,703
   Accrued expenses                                          4,130,994            2,981,375
   Earn-out payable                                                  -
                                                                                  3,879,856
   Interim financing agreement, current portion                607,382                    -
                                                         -------------    -----------------
               Total current liabilities                    22,111,270           19,734,934

Interim financing agreement, net of current portion          1,353,570                    -
                                                         -------------    -----------------
               Total liabilities                            23,464,840           19,734,934
                                                         -------------    -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares
    authorized;
      Series D, convertible, issued and outstanding:
       360,745 shares (Liquidation preference: $21,644,700)        361                  361
   Common stock, $.001 par value, 100,000,000 shares
    authorized; issued and outstanding: 29,037,973 and
    23,453,414 shares at 2003 and 2002, respectively            29,038               23,453
   Additional paid-in capital                              203,833,429          196,235,064
   Accumulated deficit                                    (158,585,031)        (159,263,835)
   Deferred compensation                                       (68,790)            (116,406)
                                                         -------------    -----------------

               Total stockholders equity                    45,209,007           36,878,637
                                                         -------------    -----------------

                                                         $  68,673,847    $      56,613,571
                                                         =============    =================

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                               Three months ended June 30,      Six months ended June 30,
                                              ------------------------------------------------------------
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
Total revenue                                 $ 54,407,172    $ 32,689,603    $ 99,772,376    $ 45,755,163
Cost of transportation                          40,302,074      23,903,884      73,483,638      32,549,853
                                              ------------    ------------    ------------    ------------

Net revenue                                     14,105,098       8,785,719      26,288,738      13,205,310

Personnel costs                                  7,003,018       4,526,918      13,566,098       7,119,994
Other selling, general
   and administrative costs                      6,354,438       3,753,798      10,964,756       6,600,057
 Litigation settlement                                   -               -         750,000               -
                                              ------------    ------------    ------------    ------------

Income (loss) from operations                      747,642         505,003       1,007,884        (514,741)

Other income, net                                   54,620          53,317          84,127         108,774
                                              ------------    ------------    ------------    ------------

Income (loss) from continuing
   operations before income taxes                  802,262         558,320       1,092,011        (405,967)
Income taxes                                        42,995               -          58,216               -
                                              ------------    ------------    ------------    ------------

Income (loss) from continuing operations           759,267         558,320       1,033,795        (405,967)
Loss from discontinued operations,
   net of tax                                     (354,991)              -        (354,991)              -
                                              ------------    ------------    ------------    ------------

Net income (loss)                                  404,276         558,320         678,804        (405,967)
Preferred stock dividends                                -        (892,116)              -      (1,779,888)
                                              ------------    ------------    ------------    ------------

Net income (loss) attributable
   to common stockholders                     $    404,276    $   (333,796)   $    678,804    $ (2,185,855)
                                              ============    ============    ============    ============

Basic earnings (loss) per common share -
   Continuing operations/(1)/                 $       0.02    $      (0.02)   $       0.04    $      (0.10)
   Discontinued operations                           (0.01)              -           (0.01)              -
                                              ------------    ------------    ------------    ------------

   Earnings (loss) per common share           $       0.01    $      (0.02)   $       0.03    $      (0.10)
                                              ============    ============    ============    ============

Diluted earnings (loss) per common share -
   Continuing operations/(1)/                 $       0.02    $      (0.02)   $       0.03    $      (0.10)
   Discontinued operations                           (0.01)              -           (0.01)              -
                                              ------------    ------------    ------------    ------------

   Earnings (loss) per common share           $       0.01    $      (0.02)   $       0.02    $      (0.10)
                                              ============    ============    ============    ============

Basic weighted average shares outstanding       28,410,129      21,227,481      26,597,540      21,066,192
                                              ============    ============    ============    ============

Diluted weighted average shares and
   share equivalents outstanding                38,082,567      21,227,481      35,305,458      21,066,192
                                              ============    ============    ============    ============

   (1)      Includes effect of preferred stock dividends in 2002.

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                         Six months ended June 30,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
Cash flow from operating activities:
Net income (loss)                                                                      $    678,804    $   (405,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                       603,563         413,743
        Stock-based compensation                                                             47,616          48,282
        Issuance of common stock in litigation settlement                                   350,000               -
        Discontinued operations - issuance of common stock to consultant                    128,000
        Loss on disposal of furniture and equipment                                               -           4,208
Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                              (4,311,691)     (1,715,635)
        Other assets                                                                     (1,069,842)        (59,375)
        Accounts payable and accrued expenses                                              (213,966)     (1,962,253)
                                                                                       ------------    ------------

                  Net cash used in operating activities                                  (3,787,516)     (3,676,997)
                                                                                       ------------    ------------

Cash flows from investing activities:
        Purchases of furniture and equipment                                             (3,905,048)       (326,525)
        Acquisitions of businesses, net of cash acquired                                 (3,770,000)     (9,805,403)
        Loans made                                                                         (320,909)       (350,000)
        Payment of earn-out                                                              (3,476,856)              -
        Discontinued operations - investing activities                                            -         115,000
                                                                                       ------------    ------------

                  Net cash used in investing activities                                 (11,472,813)    (10,366,928)
                                                                                       ------------    ------------

Cash flows from financing activities:
        Issuance of common stock in private placement, net of costs                       5,670,539               -
        Net proceeds from line of credit - bank                                           5,618,000               -
        Proceeds from financing of equipment                                              1,960,952               -
        Proceeds from issuance of common stock upon exercise of options and warrants        104,861         367,683
                                                                                       ------------    ------------

                  Net cash provided by financing activities                              13,354,352         367,683
                                                                                       ------------    ------------

                  Net decrease in cash and cash equivalents                              (1,905,977)    (13,676,242)

Cash and cash equivalents at beginning of year                                            2,266,108      15,227,830
                                                                                       ------------    ------------

Cash and cash equivalents at end of period                                             $    360,131    $  1,551,588
                                                                                       ============    ============

Supplemental disclosure of non-cash investing activities:
    Issuance of common stock in connection with acquisition of Regroup                   $1,000,000
    Issuance of common stock in connection with payment of earnout                         $443,300

     See accompanying notes to unaudited consolidated financial statements.

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

(1)      Nature of Operations

Stonepath Group, Inc. and subsidiaries (the "Company") is a non-asset based third-party logistics services company providing supply chain solutions on a global basis. The Company offers a full range of time-definite transportation and distribution solutions through its Domestic Services platform, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. The Company offers a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through its International Services platform. In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management. The Company services a customer base of manufacturers, distributors and national retail chains.

(2)      Basis of Presentation and SEC Comment Letter

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated, subject to the matter discussed in the following paragraph. While the Company believes that the disclosures presented are adequate to make the information not misleading, you should read these unaudited consolidated financial statements in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

In connection with a review of one of the Company's recently filed registration statements, the Staff of the SEC questioned whether the Company allocated sufficient value to amortizable intangible assets, specifically customer relationships, when recording the acquisition of M.G.R., Inc., d/b/a Air Plus Limited, and its operating affiliates (collectively, "Air Plus") in October 2001, Stonepath Logistics International Services, Inc. (WA) ("SLIS"), formerly known as Global Transportation Services, Inc., in April 2002, and United American Freight Services, Inc.("United American") in May 2002. The SEC Staff also raised a question regarding the 15 year useful life that the Company was using for such assets.

The Company is currently discussing these matters with the SEC Staff. The outcome of the discussions with the SEC may result in the Company having to restate some of its

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

previously filed financial statements to reflect additional non-cash charges related to the three acquisitions noted above. Any such non-cash charges would not affect the Company's net cash position in any prior or future period.

Certain prior period amounts have been reclassified to conform to the current presentation.

(3)      Recent Acquisitions

On June 20, 2003, the Company acquired, through its indirect wholly owned subsidiary, Stonepath Logistics Government Services, Inc. ("SLGS"), the business of Regroup Express LLC, a Virginia limited liability company ("Regroup") for $3,700,000 in cash and $1,000,000 of the Company's common stock paid at closing, plus contingent consideration of up to an additional $12,500,000 payable over a period of five years based on the future financial performance of SLGS following the acquisition. The members of Regroup may also be entitled to an additional earn-out payment to the extent its pre-tax earnings exceed $17,500,000 during the earn-out period. The Company used funds from its credit facility with LaSalle Business Credit, Inc. for the cash payment at the closing. The business acquired from Regroup provides time-definite domestic and international transportation services including air and ground freight forwarding, ocean freight forwarding, major project logistics as well as local pick up and delivery services. The customers of the acquired business include U.S. government agencies and contractors, select companies in the retail industry and other commercial businesses. The acquisition, which significantly enhances the Company's presence in the Washington, D.C. market, was accounted for as a purchase and accordingly, the results of operations and cash flows of the business acquired from Regroup are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition expenses of $260,000, but excluding the contingent consideration, was $4,960,000. The following table summarizes the preliminary allocation of the purchase price based on estimated fair value of the assets acquired at June 20, 2003 (in thousands):

              Furniture and equipment                          $      50
              Goodwill and other intangible assets                 4,910
                                                               ---------
                Total assets acquired                          $   4,960
                                                               ---------

The following unaudited pro forma information is presented as if the acquisition of Regroup had occurred on January 1, 2002:


                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------    ------------------------------
                                                             2003           2002            2003            2002
                                                         -----------    ------------    -------------    ------------
Revenues                                                 $58,195,067    $ 35,475,933    $ 108,075,284    $ 51,266,834

Income (loss) from continuing ops                          1,000,783         753,393        1,445,157        (220,831)

Net income (loss)                                            645,792        (138,723)       1,090,166      (2,000,719)

Earnings per share:
     Basic                                               $      0.02    $      (0.01)   $        0.04    $      (0.09)

     Diluted                                             $      0.02    $      (0.01)   $        0.03    $      (0.09)

(4)      Stock-Based Compensation

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

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

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

                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------    ------------------------------
                                                             2003           2002            2003             2002
                                                         -----------    ------------    -------------    -------------
Net income (loss) attributable to common stockholders:
As reported                                              $   404,276    $   (333,796)   $     678,804    $  (2,185,855)
Add: stock-based employee compensation expense
   included in reported net income (loss)                     22,617             344           45,235           48,282
Deduct: total stock-based compensation expense
   determined under fair value method for all awards        (490,328)       (314,161)      (1,275,707)        (628,322)
                                                         -----------    ------------    -------------    -------------

Proforma net income (loss) attributable to
   common stockholders                                   $   (63,434)   $   (647,613)   $    (551,667)   $  (2,765,895)
                                                         ===========    ============    =============    =============

Basic earnings (loss) per common share:
   As reported                                           $      0.01    $      (0.02)   $        0.03    $       (0.10)
   Pro forma                                                      --           (0.03)           (0.02)           (0.13)

Diluted earnings (loss) per common share:
   As reported                                           $      0.01    $      (0.02)   $        0.02    $       (0.10)
   Pro forma                                                      --           (0.03)           (0.02)           (0.13)

(5)      Revolving Credit Facility

To ensure adequate financial flexibility, in May 2002 we secured a $15,000,000 revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of our subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

Interest expense for the three- and six-month periods ended June 30, 2003 amounted to $4,000. The Company did not incur any interest expense in the comparable prior year periods.

At June 30, 2003, based on available collateral and outstanding letter of credit commitments, there was $9,200,000 available for borrowing under our Facility (see Note 11).

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

(6)      Commitments and Contingencies

On May 6, 2003, we elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the plaintiffs' claims were without merit, we chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, payable $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying unaudited consolidated statement of operations for the six months ended June 30, 2003.

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

The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

the United States Court of Appeals for the Second Circuit, which is currently pending. The Company intends to vigorously defend this action. The Company has not established any accrual for this action since (i) it believes that there are substantial defenses to the plaintiff's claims, and (ii) the amount of loss, if any, cannot be reasonably estimated. Notwithstanding the Company's belief, there can be no assurances that the Company will not incur material expenses in the defense and resolution of this matter.

One of the Company's customers which is the subject of a Chapter 11 proceeding under the Bankruptcy Code paid to the Company approximately $1,300,000 of pre-petition indebtedness for shipping and delivery charges pursuant to an order of a United States Bankruptcy Court authorizing the payment of such charges. One of the creditors in the Chapter 11 proceeding appealed other orders of the Bankruptcy Court authorizing the payment of pre-petition indebtedness to other creditors for other charges, and those orders have been reversed by a United States District Court. The Company's customer has appealed the District Court's reversal and that appeal is pending. While no action has been taken in the Bankruptcy Court to challenge the payments made to the Company, if such action were taken in the future and that action were successful, the Company could be required to return all or a substantial portion of the payments made by the customer.

The Company may become involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. As of June 30, 2003, the Company has not established any accruals for any pending legal proceedings.

The Company entered into a master lease agreement with LaSalle National Leasing Corporation effective June 6, 2003 to provide up to $2,750,000 in financing for the deployment of the Tech-Logis(TM) operating system and the unrelated installation of sorting equipment to automate the operations of one of the Company's strategic logistics centers. As part of this arrangement, the Company entered into an interim financing agreement which enabled the Company to finance its purchase of the assets discussed above while the costs of the lease arrangement were being accumulated. As of June 30, 2003, there was $1,961,000 outstanding under the interim financing agreement.

On July 28, 2003, as contemplated in the master lease and related interim financing agreements with LaSalle National Leasing Corporation effective June 6, 2003, the Company sold and leased back the technology and sorting equipment, which effectively retired the related interim financing arrangements, and commenced the base term of a three-year capital lease for the technology equipment totaling $2,000,000 and commenced the base term of three-year operating lease for the sorting equipment totaling $750,000. Payments under the capital lease will be approximately $62,000 per month.

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

(7)      Stockholders' Equity

Common Stock

On March 6, 2003, the Company completed a private placement of 4,470,000 shares of its common stock. The transaction consisted of the sale of 4,270,000 shares at $1.35 per share and 200,000 shares at $1.54 per share. In connection with this transaction, the Company realized gross proceeds of $6,072,500, paid a brokerage fee consisting of cash commissions of $364,350, issued placement agent warrants to purchase 297,000 shares of common stock at an exercise price of $1.49 per share, and incurred other cash expenses of $37,611. In addition, the Company had previously paid the placement agent $25,000 in cash and had issued it warrants to purchase 150,000 shares of common stock at an exercise price of $1.23 per share.

In connection with the private placement, the Company agreed to register the shares underlying the warrants, as well as the shares that were actually issued. Until the matter under discussion with the SEC is resolved, the registration statement that was filed will not be declared effective. Under the terms of the private placement agreement, the Company must pay a penalty of $150,000 to the investors as of July 3, 2003 and at the end of each 30-day period thereafter, until it files an effective registration statement. The Company has not reflected the $150,000 penalty in the accompanying consolidated financial statements.

Series C Preferred Stock

In March 2000, the Company completed a private placement transaction in which it issued 4,166,667 shares of its Series C Preferred Stock and warrants to purchase 416,667 shares of its common stock for aggregate gross proceeds of $50,000,000.

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

In exchange for these consents, the Company agreed to a private exchange transaction (the "Exchange Transaction") in which it would issue to the holders of the Series C Preferred Stock as of July 18, 2002 (the "conversion date"), additional warrants to purchase up to a maximum of 2,692,194 shares of its common stock at an exercise price of $1.00 per share, and reduce the per share exercise price from $26.58 to $1.00 for 307,806 existing warrants owned by the holders of the Series C Preferred Stock. As a condition to receiving the additional warrants and having their existing warrants re-priced, the holders of the Series C Preferred Stock agreed to convert their shares of preferred stock into shares of the Company's common stock on the conversion date.

At the request of the largest holder of Series C Preferred Stock (because of legal limitations in its governing instruments which prevent it from holding investments in common stock), the Company expanded the Exchange Transaction to include an additional alternative. Holders of the Series C Preferred Stock as of the conversion date

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

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

As a result of the exercise of these rights by the holders of the Series C Preferred Stock, as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44,600,000 in liquidation preferences, together with warrants to purchase 149,457 shares of the Company's common stock, were surrendered and retired in exchange for a combination of securities consisting of:

          -    1,911,071 shares of the Company's common stock;

          - 1,543,413 warrants to purchase the Company's common stock at an exercise price of $1.00; and

          -    360,745 shares of the Company's Series D Convertible Preferred
               Stock.

The Series C Preferred Stock, which was converted into Series D Convertible Preferred Stock, had a carrying value of approximately $21,645,000. The Company obtained an independent appraisal which valued the Series D Convertible Preferred Stock at approximately $4,672,000. The excess of the carrying value of the Series C Preferred Stock over the fair value of the Series D Convertible Preferred Stock was added to net income for purposes of computing net income attributable to common stockholders for the year ended December 31, 2002. The Exchange Transaction had no effect on the cash flows of the Company.

The holders of the Series C Preferred Stock earned 148,324 additional shares of Series C Preferred Stock from payment of preferred stock dividends during the six months ended June 30, 2002. No further preferred stock dividends were payable on the Series C Preferred Stock after July 18, 2002.

Series D Convertible Preferred Stock

The Series D Convertible Preferred Stock is convertible into 3,607,450 shares of the Company's common stock. In the event of any liquidation, dissolution or winding-up of the Company prior to December 31, 2003 (which also includes certain mergers, consolidations and asset sale transactions), holders of the Series D Convertible Preferred Stock are entitled to a liquidation preference equal to $60.00 per share, paid prior to and in preference to any payment made or set aside for holders of the Company's common stock, but subordinate and subject in preference to the prior payment in full of all amounts to which holders of other classes of the Company's preferred stock may be entitled to receive as a result of such liquidation, dissolution or winding-up. Subsequent to December 31, 2003, the holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company's common stock on an as-if converted basis. The Series D Convertible

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law. In addition, the Series D Convertible Preferred Stock will convert into 3,607,450 shares of the Company's common stock no later than December 31, 2004.

Stock Options and Warrants

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

On June 2, 3003, the Company issued to a director and the chief operating officer of its domestic operations options to purchase 350,000 shares of its common stock at an exercise price of $2.04 per share, which equaled the quoted market price on the date of grant.

During the six months ended June 30, 2003, options on 273,200 shares expired. The weighted average exercise price for those options was $9.27 per share.

During the six months ended June 30, 2003, the Company issued warrants to purchase 297,000 shares of its common stock at an exercise price of $1.49 per share. The Company issued these warrants to a private placement agent in connection with the private placement of the Company's common stock described above.

During the six months ended June 30, 2003, warrants issued to nonemployees for the purchase of 241,296 shares of the Company's common stock were exercised. The Company canceled warrants to purchase 136,399 shares of its common stock in connection with a cashless exercise by the holder.

(8)      Earnings (Loss) per Share

Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per common share

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded from the calculation of diluted earnings(loss) per share because their effect was antidilutive. The total numbers of such shares excluded from the diluted earnings (loss) per common share calculations are 288,600 and 12,848,242 for the three months ended June 30, 2003 and 2002, respectively, and 766,777 and 12,915,954 for the six months ended June 30, 2003 and 2002, respectively.

(9)      Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company determined that it had one operating segment in the first quarter of 2002, Domestic Services, which provides a full range of logistics and transportation services throughout North America. In the second quarter of 2002, with the acquisition of SLIS, the Company established its International Services platform, which provides international air and ocean logistics services. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Segment information, in which corporate expenses (other than the legal settlement) have been fully allocated to the operating segments, is as follows (in thousands):

                                            Three months ended June 30, 2003
                                  ----------------------------------------------------
                                   Domestic    International
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   24,061   $      30,346   $        -   $   54,407
Intersegment revenue                       6              29            -           35
Income from operations                   112             636            -          748


                                            Three months ended June 30, 2003
                                  ----------------------------------------------------
                                   Domestic    International
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   16,345   $      16,345   $        -   $   32,690
Intersegment revenue                       -               -            -            -
Income from operations                   195             310            -          505

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

                                              Six months ended June 30, 2003
                                  ----------------------------------------------------
                                   Domestic    International
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   47,835   $      51,937   $        -    $   99,772
Intersegment revenue                      40              57            -            97
Income (loss) from operations            659           1,099         (750)        1,008

Segment assets                        48,297          15,760        4,054        68,674
Segment goodwill and intangibles      26,331           5,445            -        31,776

                                              Six months ended June 30, 2002
                                  ----------------------------------------------------
                                   Domestic    International
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   29,317   $      16,438   $        -   $   45,755
Intersegment revenue                       -               -            -            -
Income (loss) from operations           (555)             40            -         (515)

Segment assets                        34,125          10,025        1,300       45,450
Segment goodwill and intangibles      18,122           4,510            -       22,632

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands).

                         Three months ended June 30,   Six months ended June 30,
                         --------------------------    -------------------------
                             2003          2002            2003          2002
                         ------------   -----------    -----------   -----------
      Total revenue:

         United States   $     53,853   $    32,690    $    98,769   $    45,755
         Hong Kong                554             -          1,003             -
                         ------------   -----------    -----------   -----------
            Total        $     54,407   $    32,690    $    99,772   $    45,755
                         ============   ===========    ===========   ===========

(10)     Discontinued Operations

In the second quarter of 2003, the subtenant in a property previously used in the Company's former internet business vacated the property and attempted to terminate the sublease agreement. Shortly thereafter, the subtenant filed for bankruptcy. Due to an inability to find a replacement subtenant, the Company has accrued the remaining lease liability amounting to approximately $227,000, net of taxes, and such amount has been reflected as part of discontinued operations in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2003.

In the second quarter of 2003, a consultant to the Company's former internet business demanded payment for services provided in 2000. Based on negotiations with the consultant, the Company agreed to issue 50,000 shares of its common stock in satisfaction of the claim, which amounted to approximately $128,000, net of taxes. Such

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

amount has been reflected as part of discontinued operations in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2003.

(11)     Subsequent Events

On July 16, 2003, the Company acquired the business of Customs Services International, Inc. ("CSI"), a Miami-based, privately held international freight forwarder and customs broker for $1,400,000 in cash, which was provided from funds available under the Facility, and up to an additional $2,400,000 payable over a five year earn-out period based upon the future financial performance of CSI. The acquisition will be accounted for as a purchase and accordingly, the results of operations and cash flows of CSI will be reflected in the Company's consolidated financial statements for periods subsequent to the date of the transaction. The acquisition, which enhances the Company's presence in Miami and provides a platform throughout Central America, South America and the Caribbean, is not reflected in the accompanying consolidated financial statements.

On August 8, 2003, the Company acquired a 70% interest in the Singapore and Cambodia based operations of the G-Link Group ("G-Link"), a regional logistics business headquartered in Singapore with offices throughout Southeast Asia. As consideration for the purchase, the Company paid $3,700,000 at closing through a combination of $2,800,000 in cash, which was provided from funds available under the Facility, and $900,000 of Company common stock and agreed to issue to G-Link a thirty percent interest in the subsidiaries which acquired the operations. As additional purchase price, on a post-closing basis, the Company has agreed to pay G-Link for excess working capital estimated at $1,600,000 through the issuance of Company common stock. G-Link will also be entitled to an earn-out arrangement over a period of four years of up to $2,500,000 contingent upon the future financial performance of the business. The acquisition will be accounted for as a purchase and accordingly, the results of operations and cash flows of G-Link will be reflected in the Company's consolidated financial statements for periods subsequent to the date of the transaction. The G-Link acquisition facilitates the Company's expansion into a rapidly growing region where most of the Company's customers have significant supplier relationships. The acquisition is not reflected in the accompanying consolidated financial statements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement For Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenue consistent with recent results, (ii) our ability to maintain current operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share,
(iv) our ability to obtain the additional capital necessary to make additional cash acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize common stock to facilitate our acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the dilution upon the conversion of outstanding convertible securities or exercise of outstanding options and warrants, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company's operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve,
(xiv) regional disruptions in transportation, (xv) the resolution of the Company's discussions with the SEC over the manner in which the Company has allocated the consideration paid in its acquisitions to the identifiable assets of the businesses acquired (which may result in the restatement of earnings to reflect additional non-cash charges), and (xvi) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements, including our Annual Report on Form 10-K for the year ended December 31, 2002. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

         We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. We offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through our International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors, national retail chains and government agencies through a network of offices in 21 major metropolitan areas in North America, plus four international locations, using an extensive network of over 200 independent carriers and over 150 service partners strategically located around the world.

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

         Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth. There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to acquire and profitably manage additional businesses, our current reliance on a small number of key customers, the risks inherent in international operations, and the intense competition in our industry for customers and for the acquisition of additional businesses. The business risks associated with these factors are identified or referred to above under our "Cautionary Statement for Forward-Looking Statements."

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

         Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. Accordingly, our results of operations only reflect the operations of: Air Plus for periods subsequent to October 5, 2001; SLIS for periods subsequent to April 4, 2002; United American for periods subsequent to May 30, 2002; SLGS for periods subsequent to October 1, 2002; the acquired business operations of Regroup for periods subsequent to June 20, 2003; the acquired business operations of CSI for periods subsequent to July 18, 2003; and the Singapore and Cambodia based operations of G-Link for periods subsequent to August 8, 2003.

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

         A significant portion of our revenues is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States. The following factors could adversely affect our current international operations, as well as the growth of those operations:

         -        the political and economic systems in certain international markets are less stable than in the United States;
         -        wars, civil unrest, acts of terrorism and other conflicts
                  exist in certain international markets;
         - export restrictions, tariffs, licenses and other trade barriers can adversely affect the international trade serviced by our international operations;
         - managing distant operations with different local market conditions and practices is more difficult than managing domestic operations;
         - differing technology standards in other countries present difficulties and expense in integrating our services across international markets;
         - complex foreign laws and treaties can adversely affect our ability to compete; and
         - our ability to repatriate funds may be limited by foreign exchange controls.

Critical Accounting Policies

         Our accounting policies, which we believe are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2002 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Except as described below, since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

         In connection with accounting for its acquisitions, the Company has applied Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") to allocate the total consideration paid in a business combination to the identified acquired net assets based upon their fair values. Based upon methodologies developed by the Company and an independent valuation firm, as of December 31, 2002, the Company had allocated approximately $1.2 million to the customer relationship intangible assets for its acquisitions of Air Plus, SLIS and United American. The Company had also concluded to amortize those assets over a useful life of 15 years.

         In connection with a review of one of the Company's recently filed registration statements, the Staff of the SEC questioned whether the Company allocated sufficient value to amortizable intangible assets, specifically customer relationships, for those acquisitions. The SEC Staff also inquired about the 15 year useful life.

         The Company is currently discussing these issues with the SEC Staff. The outcome of the discussions with the SEC may result in the Company having to use an alternative valuation method in attributing value to identified intangibles, which would result in a larger portion of the purchase price being ascribed to the amortizable customer relationship intangible asset. The outcome of these discussions with the SEC may also result in the Company having to restate some of its previously filed financial statements to reflect additional non-cash charges related to its acquisitions of logistics businesses. Any such non-cash charges, which amounts are not presently determinable, would not affect the Company's net cash position in any prior or future period.

Results of Operations

         Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                     Quarter ended June 30,
                                               --------------------------------
                                                                        Percent
                                                 2003        2002       Change
                                               --------    --------    --------
      Total revenue                            $ 54,407    $ 32,690        66.4%
                                               ========    ========
      Transportation revenue                   $ 50,655    $ 30,177        67.9
      Cost of transportation                     40,302      23,904        68.6
                                               --------    --------
      Net transportation revenue
                                               $ 10,353    $  6,273        65.0
                  Net transportation margins       20.4%       20.8%

      Customs brokerage                           2,178       1,748        24.6
      Warehousing and other
           value added services                   1,574         765       105.8
                                               --------    --------
                           Total net revenue   $ 14,105    $  8,786        60.5
                                               ========    ========

         Total revenue was $54.4 million in the second quarter of 2003, an increase of $21.7 million or 66.4% over total revenue of $32.7 million in the second quarter of 2002.. For the second quarter of 2003, $11.9 million, or 54.8% of the increase in revenues was attributed principally to organic growth in the Domestic platform while $9.8 million or 45.2% of the increase was attributable to organic growth in the International platform.

         Net transportation revenue was $10.4 million in the second quarter of 2003, an increase of $4.1 million or 65.0% over net transportation revenue of $6.3 million in the second quarter of 2002. For the second quarter of 2003, $3.0 million, or 73.2% of the increase in net transportation revenue was attributed principally to organic growth in the Domestic platform while $1.1 million or 26.8% of the increase was attributed to organic growth in the International platform. Net transportation margins remained relatively flat quarter on quarter.

         Net revenue was $14.1 million in the second quarter of 2003, an increase of $5.3 million or 60.5% over net revenue of $8.8 million in the second quarter of 2002. For the second quarter of 2003, $3.8 million or 71.7% of the increase in net revenue was attributed principally to organic growth in the Domestic platform, while $1.5 million or 28.3% of the increase was attributed to organic growth in the International platform.

      The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                              Quarter ended June 30,
                                                        -------------------------------------------------------------------
                                                                2003                   2002                   Change
                                                        --------------------   --------------------    --------------------
                                                         Amount      Percent    Amount      Percent     Amount     Percent
                                                        --------    --------   --------    --------    --------    --------
Net revenue                                             $ 14,105       100.0   $  8,786       100.0    $  5,319        60.5
                                                        --------    --------   --------    --------    --------
Personnel costs                                            7,003        49.6      4,527        51.5       2,476        54.7
Other selling, general and administrative                  6,058        43.0      3,521        40.1       2,537        72.1
Depreciation and amortization                                296         2.1        233         2.6          63        27.0
                                                        --------    --------   --------    --------    --------
Total operating costs                                     13,357        94.7      8,281        94.2       5,076        61.3
                                                        --------    --------   --------    --------    --------
Income from operations                                       748         5.3        505         5.8         243        48.1
Other income, net                                             54         0.4         53         0.6           1         1.9
                                                        --------    --------   --------    --------    --------
Income from continuing operations before income taxes        802         5.7        558         6.4         244        43.7
Income taxes
                                                             (43)        0.3         --          --         (43)       NM
                                                        --------    --------   --------    --------    --------
Net income from continuing operations                        759         5.4        558         6.4         201        36.0
Loss from discontinued operations                           (355)        2.5         --          --        (355)       NM
                                                        --------    --------   --------    --------    --------    --------
Net income (loss)                                            404         2.9        558         6.4        (154)      (27.6)
Preferred stock dividends                                     --          --       (892)      (10.2)        892        NM
                                                        --------    --------   --------    --------    --------
Net income (loss) attributable to common stockholders   $    404         2.9   $   (334)       (3.8)   $    738       221.1
                                                        ========    ========   ========    ========    ========

         Personnel costs were $7.0 million for the second quarter of 2003, an increase of $2.5 million or 54.7% over $4.5 million for the second quarter of 2002. Of the increase, $1.5 million or 60.0% was attributed to growth in the Domestic platform, which added 119 employees over the comparable prior period. $0.8 million or 32.0% of the increase was attributed to the International platform which added 36 employees over the comparable prior period. Personnel costs as a percentage of net revenue decreased to 49.6% in the second quarter of 2003 from 51.5% in the second quarter of 2002.

         Other selling, general and administrative costs were $6.1 million for the second quarter of 2003, an increase of $2.5 million or 72.1% over $3.5 million for the second quarter of 2002. For the second quarter of 2003, $1.6 million or 63.0% of the increase in other selling, general and administrative costs was attributed to growth in the Domestic platform while $0.2 million or 8.5% of the increase was attributed to the International platform. As a percentage of net revenue, other selling, general and administrative costs increased to 43.0% in the second quarter of 2003 from 40.1% in the first quarter of 2002.

          Depreciation and amortization costs were $0.3 million for the second quarter of 2003, an increase of 27.0% over $0.2 million for the second quarter of 2002 driven principally by the increase in amortizable intangible assets resulting from our acquisition strategy. As discussed in Note 2 to the unaudited consolidated financial statements, amortization expense associated with the customer relationship intangible asset may need to be revised upward based on the outcome of our on-going discussions with the SEC.

         Income from operations was $0.7 million in the second quarter of 2003, as compared to $0.5 million for the second quarter of 2002. Income from operations as a percentage of net revenue decreased to 5.3% for the second quarter of 2003 from 5.7% for the same period in 2002.

         Other income, net increased modestly in 2003 compared to 2002. With quarter over quarter cash balances being reduced as a result of our acquisition program, interest income remained an insignificant component to the Company's overall financial performance for the second quarter of 2003 and 2002.

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

         Income from continuing operations was $0.8 million in the second quarter of 2003, an improvement of $0.2 million over income of $0.6 million in the second quarter of 2002.

         Loss from discontinued operations in the second quarter of 2003 represents the settlement of certain consulting costs related to the Company's former internet operations and an accrual for the remaining lease payments on a property which had been sublet to a company that recently vacated the property and filed for bankruptcy. See Note 10 to the unaudited consolidated financial statements.

         The Company had no preferred stock dividends in the second quarter of 2003 as compared to $0.9 million for the second quarter of 2002 as a result of the restructuring of our Series C Preferred Stock effective July 18, 2002. See
Note 7 to the unaudited consolidated financial statements.

         Net income attributable to common stockholders was $0.4 million in the second quarter of 2003, an improvement of $0.7 million over a net loss attributable to common stockholders of $0.3 million in the second quarter of 2002, primarily due to the effect of the $0.9 million preferred stock dividend. Basic and diluted earnings per common share were $0.01 for the second quarter of 2003 compared to a loss of $0.02 per basic and diluted common share for the second quarter of 2002.

         Six months ended June 30, 2003 compared to six months ended June 30,
2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                         Six months ended June 30,
                                                  --------------------------------------
                                                                               Percent
                                                     2003          2002         Change
                                                  ----------    ----------    ----------
         Total revenue                            $   99,772    $   45,755         118.1%
                                                  ==========    ==========
         Transportation revenue                   $   93,229    $   42,759         118.0
         Cost of transportation                       73,484        32,550         125.8
                                                  ----------    ----------
         Net transportation revenue               $   19,745    $   10,209          93.4
                     Net transportation margins         21.2%         23.8%

         Customs brokerage                             4,042         1,748         131.2
         Warehousing and other
              value added services                     2,502         1,248         100.5
                                                  ----------    ----------
                              Total net revenue   $   26,289    $   13,205          99.1
                                                  ==========    ==========

         Total revenue was $99.8 million in the first six months of 2003, an increase of $54.0 million or 118.1% over total revenue of $45.8 million in the first six months of 2002. For the first six months of 2003, $22.6 million, or 41.9%, of the increase in revenues was attributed to growth in the Domestic platform with an incremental five months of operations of United American accounting for $9.9 million of the growth; $31.4 million, or 58.1% of the increase was attributed to growth in the International platform with an incremental three months of operations of SLIS accounting for $19.3 million of the growth.

         Net transportation revenue was $19.7 million in the first six months of 2003, an increase of $9.5 million or 93.4% over net transportation revenue of $10.2 million in the first six months of 2002. For the first six months of 2003, $6.5 million, or 68.4% of the increase in net transportation revenues was attributed to growth in the Domestic platform while $3.0 million, or 31.6% of the increase was attributed to growth in the International platform. Net transportation margins decreased to 21.2% for the first six months of 2003 from 23.8% for the first six months of 2002. This decrease in historical transportation margins is primarily the result of the additional relative contribution of our International Services platform which traditionally generates lower transportation margins.

         Net revenue was $26.3 million in the first six months of 2003, an increase of $13.1 million or 99.1% over net revenue of $13.2 million in the first six months of 2002. For the first six months of 2003, $7.5 million, or 57.3% of the increase in net revenues was attributed to growth in the Domestic platform while $5.6 million, or 42.7% of the increase was attributed to growth in the International platform.

      The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                                   Six months ended June 30,
                                                               -------------------------------------------------------------------
                                                                       2003                   2002                    Change
                                                               --------------------   --------------------    --------------------
                                                                Amount      Percent    Amount      Percent    Amount      Percent
                                                               --------    --------   --------    --------    --------    --------
Net revenue                                                    $ 26,289       100.0   $ 13,205       100.0    $ 13,084        99.1
                                                               --------    --------   --------    --------    --------
Personnel costs                                                  13,566        51.6      7,120        53.9       6,446        90.5
Other selling, general and administrative                        10,361        39.4      6,186        46.9       4,175        67.5
Depreciation and amortization                                       604         2.3        414         3.1         190        45.9
Litigation settlement                                               750         2.9         --          --         750          NM
                                                               --------    --------   --------    --------    --------
Total operating costs                                            25,281        96.2     13,720       103.9      11,561        84.3
                                                               --------    --------   --------    --------    --------
Income (loss) from operations                                     1,008         3.8       (515)       (3.9)      1,523       295.7
Other income, net                                                    84         0.3        109         0.8         (25)      (22.7)
                                                               --------    --------   --------    --------    --------
Income (loss) from continuing operations before income taxes      1,092         4.1       (406)       (3.1)      1,498       369.0
Income taxes                                                        (58)        0.2         --          --         (58)         NM
                                                               --------    --------   --------    --------    --------
Net income (loss) from continuing operations                      1,034         3.9       (406)       (3.1)      1,440       354.7
Loss from discontinued operations                                  (355)        1.3         --          --        (355)         NM
                                                               --------    --------   --------    --------    --------
Net income (loss)                                                   679         2.6       (406)       (3.1)      1,085       267.2
Preferred stock dividends                                            --          --     (1,780)      (13.5)      1,780       100.0
                                                               --------    --------   --------    --------    --------
Net income (loss) attributable to common stockholders          $    679         2.6   $ (2,186)      (16.6)   $  2,865       131.1
                                                               ========    ========   ========    ========    ========

         Personnel costs were $13.6 million for the first six months of 2003, an increase of $6.4 million or 90.5% over $7.1 million for the first six months of 2002. Of the increase, $3.2 million, or 50.0% was attributed to the Domestic platform, driven primarily by the acquisition of United American in the second quarter of 2002. However, employees from the United American transaction were only employed for one month during the first six months of 2002. The International platform accounted for $3.0 million, or 46.9% of the increase, due to the acquisition of SLIS in the second quarter of 2002. The employees from the SLIS acquisition were employed for only three months during the first six months of 2002. Notwithstanding the nominal dollar growth in personnel costs, as a percentage of net revenue, personnel costs decreased to 51.6% in the first six months of 2003 from 53.9% in the first six months of 2002.

         Other selling, general and administrative costs were $10.4 million for the first six months of 2003, an increase of $4.2 million or 67.5% over $6.2 million for the first six months of 2002. For the first six months of 2003, $2.2 million, or 53.4% of the increase in other selling, general and administrative costs was attributed to growth in the Domestic platform and $1.0 million, or 24.8% of the increase was attributed to the International platform. As a percentage of net revenue, other selling, general and administrative costs decreased to 39.4% in the first six months of 2003 from 46.9% in the first six months of 2002.

         Depreciation and amortization costs were $0.6 million for the first six months of 2003, an increase of 45.9% over $0.4 million for the first six months of 2002 driven principally by the increase in amortizable intangible assets resulting from our acquisition strategy. As discussed in Note 2 to the unaudited consolidated financial statements, amortization expense associated with the customer relationship intangible asset may need to be revised upward based on the outcome of our on-going discussions with the SEC.

         The litigation settlement in 2003 amounted to $750,000 and represents payment to settle litigation commenced against the Company in August 2000. The Company settled the claim for a payment consisting of $400,000 in cash and $350,000 in Company common stock.

         Income from operations was $1.0 million in the first six months of 2003, as compared to a loss of $0.5 million for the first six months of 2002. Income from operations as a percentage of net revenue increased to 3.8% for the first six months of 2003 from (3.9)% for the same period in 2002.

         Other income, net decreased modestly in 2003 compared to 2002. With six month over six month cash balances being reduced as a result of our acquisition program, interest income remained an insignificant component to the Company's overall financial performance for the first six months of 2003 and 2002.

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

         Income from continuing operations was $1.0 million in the first six months of 2003, an improvement of $1.4 million over a loss of $0.4 million in the first six months of 2002.

         The Company had no preferred stock dividends in the first six months of 2003 as compared to $1.8 million for the first six months of 2002 as a result of the restructuring of our Series C Preferred Stock effective July 18, 2002. See
Note 7 to the unaudited consolidated financial statements.

         Net income attributable to common stockholders was $0.7 million in the first six months of 2003, an improvement of $2.9 million over a net loss attributable to common stockholders of $2.2 million in the first six months of 2002 due primarily to the effect of the $1.8 million preferred stock dividend. Basic and diluted earnings per common share were $0.03 and $0.02 for the first six months of 2003, respectively, compared to a loss of $0.10 per basic and diluted common share for the first six months of 2002.

Financial Outlook

         We will continue to invest in the business over the balance of the year focusing on the integration of the companies we have acquired, developing our global network, continuing the roll-out of our Tech-Logis(TM) operating platform and working with our expanded sales force to drive organic growth. In addition to these core initiatives, our 2003 results are also being adversely affected by a number of factors which will affect our full year performance. These factors include: the possibility, based upon year-to-date performance, that certain of the operating companies within our domestic unit will not achieve their targeted earnings; over $1.0 million of non-recurring expense associated with the settlement of matters that arose during our prior business model; a delay in the completion of three strategic acquisitions which delayed the operational benefits and revenue base otherwise expected with those transactions; delays in our domestic integration program which have caused us to experience additional costs and postponed expected operational synergies; and litigation and an estimated $0.5 million of costs associated with our on-going discussions with the SEC. For 2003, the Company is maintaining its $8.5 million guidance for earnings before interest, taxes and depreciation ("EBITDA") although net earnings is being reduced to the range of $6.3 million, based on an expected $210 million in revenue. This guidance includes the benefit of the recent acquisitions, on-going costs of integration, non-recurring costs experienced through June and an estimated $0.5 million of costs which we expect to incur in connection with the on-going discussions with the SEC.

         We have also advanced our conversations with the SEC with respect to our allocation of purchase price for certain of our acquired companies and have submitted our initial conclusions to the SEC which contemplates an additional $4.9 million being reclassified from goodwill to the customer relationship amortizable asset and a reduction in the estimated useful life over which the asset is amortized from 15 years to 10 years. Although there are no assurances that our initial conclusions will be accepted by the SEC, based on this revised approach, if accepted, we would report an additional $517,000 in non-cash charges for 2003, providing adjusted net earnings estimated at $5.8 million with no impact on EBITDA.

         Because of the potential discrepancy between our GAAP-based financials and the economic reality of our business resulting from the possible increased amortization related to customer relationships, we believe EBITDA is a useful non-GAAP measure.

         A reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation G follows:

                                                            (In millions)
                                                      Unadjusted     Adjusted*
                                                       Earnings       Earnings
                                                       Guidance       Guidance
                                                     ------------   ------------
     Net income                                      $        6.3   $        5.8
     Income taxes                                              .3             .3
                                                     ------------   ------------

     Income from operations before income taxes               6.6            6.1
     Interest expense/(income)                                 .2             .2
                                                     ------------   ------------

     Income from operations                                   6.8            6.3
     Depreciation and amortization                            1.7            2.2
                                                     ------------   ------------
     Earnings before interest, taxes, depreciation
       and amortization (EBITDA)                     $        8.5   $        8.5
                                                     ============   ============

         *Gives effect for an estimated $517,000 in non-cash charges associated with the Company's on-going discussions with the SEC with respect to valuing the customer relationship intangible assets.

         In addition, we may record a non-cash tax benefit in 2003 in recognition of the value associated with our net deferred tax assets, which is not reflected in our $5.8 million in adjusted net earnings guidance. Given the possibility of recognizing this non-cash benefit some time in the future, and under the assumption that over time we will make use of the NOLs available to us and become a "full taxpayer", and the potential for non-cash charges associated with the customer relationship intangible asset, a key measurement of our ongoing financial performance will be the period-on-period change in EBITDA.

         Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) that revenue and net income will continue to grow at an annual rate that is consistent with recent results; (ii) that operating margins will not decline from current levels; (iii) that no material economic or customer disruptions will occur; (iv) that the methodologies adopted and amounts allocated by the Company for amortizable intangibles associated with acquisitions completed in 2003 remain consistent with positions presently under discussion between the Company and the SEC; and (v) that the risks otherwise identified in our Annual Report on Form 10-K for the year ended December 31, 2002 under "Risks Particular to our Business" will not have an adverse effect on our operations. In prior forward-looking guidance, we had assumed that each of our operating companies, on a stand-alone basis, would deliver the level of pre-tax operating income necessary to fully achieve the earn-out payments under each of their acquisition agreements. Our present guidance no longer relies upon that assumption based upon year to date performance of certain of our operating units, and since some of our most recent acquisitions establish earn-out levels based upon forecasted, rather than current levels of earnings.

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

         Cash and cash equivalents totaled $0.4 million and $2.3 million as of June 30, 2003 and December 31, 2002, respectively. Working capital totaled $6.6 million and $5.3 million at June 30, 2003 and December 31, 2002, respectively.

         Cash used in operating activities was $3.8 million for the first six months of 2003 compared to $3.7 million used in the first six months of 2002.

         Net cash used in investing activities during the first quarter of 2003 was $11.5 million compared to $10.4 million in the first quarter of 2002. Investing activities in 2003 were driven principally by $3.7 million related to our acquisition of Regroup, approximately $3.5 million in earn-out payments made in relation to 2002 performance targets in connection with prior acquisitions and $3.9 million for the purchase of furniture and equipment primarily related to the roll-out of Tech-Logis(TM), the Company's new web-based technology platform.

         Cash from financing activities in the first six months of 2003 included a private placement of 4,470,000 shares of our common stock in exchange for gross proceeds of approximately $6.1 million. This placement yielded net proceeds of $5.7 million for the Company, after the payment of placement agent fees and other out-of-pocket costs. Until the Company resolves the issues surrounding the valuation of its acquired customer relationship intangible assets, it is not able to file an effective registration statement with respect to these shares. Under the private placement agreement, the Company became subject to a penalty provision that requires the Company, beginning July 3, 2003 and again at the end of each 30-day period thereafter, to pay $150,000 to the shareholders who participated in the private placement.

         The Company utilized $5.6 million under the Company's credit line, principally in connection with payment of earnouts and the acquisition of Regroup, and it received approximately $2.0 million related to the financing of certain equipment under a capital lease arrangement.

         On July 18, 2002 we completed a private exchange transaction that eliminated approximately $44.6 million in liquidation value of our Series C Preferred Stock. The terms of the Series C Preferred Stock would have significantly constrained our future growth opportunities. In return for eliminating the Series C Preferred Stock, we issued 1,911,071 shares of common stock, warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 per share for a term of three (3) years, and a new class of Series D Convertible Preferred Stock that will convert into 3,607,450 shares of our common stock no later than December 31, 2004. The terms of the Series D Convertible Preferred Stock were structured to make it much like a common equity equivalent in that (1) it receives no dividend; (2) it is subordinated to new rounds of equity; and (3) it holds a limited liquidation preference (expiring at the end of 2003). In addition, the holders of the Series D Convertible Preferred Stock were restricted from selling the common stock received upon conversion of the Series D Convertible Preferred Stock until July 19, 2003 (or earlier if the stock traded at or above $4.50) and then are permitted limited resale based on trading volume through July 19, 2004.

         We may also receive proceeds in the future from the exercise of existing options and warrants. As of June 30, 2003, approximately 16,548,000 options and warrants were outstanding. Of these outstanding securities, there are approximately 73,000 that have an exercise price of $5.00 per share or higher. If we exclude those options and warrants from our diluted share count, our outstanding diluted shares, as adjusted, would be approximately
45,512,000 shares. Excluding options and warrants with an exercise price of $5.00 or higher, the proceeds received by the Company, if all of the remaining options and warrants were exercised, would be approximately $15.2 million.

         We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. In view of the outstanding balance under our credit facility, our ability to finance further acquisitions is limited until we raise additional capital. We may finance acquisitions, however, using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

         To ensure that we have adequate near-term liquidity, we maintain a revolving credit facility of $15.0 million (the "Facility") with LaSalle Business Credit, Inc. that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. At June 30, 2003, advances plus checks then outstanding stood at $5.6 million. This amount was subsequently increased to approximately $11.3 million as of August 14, 2003, to finance the acquisition of 6-Link and CSI. We expect that the cash flow from our existing operations and any other subsidiaries acquired during the year will be sufficient to support our corporate overhead and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

         The acquisition of Air Plus was completed subject to an earn-out arrangement of $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $6.0 million level. Based upon 2002 performance, former Air Plus shareholders were entitled to receive $3.0 million, and will have excess earnings of $0.3 million as a carryforward against future earnings targets. Former Air Plus shareholders elected to receive $2.6 million in cash with the balance paid in shares of the Company's common stock in April 2003.

         On April 4, 2002, we acquired SLIS, a Seattle-based privately-held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments in installments of $0.7 million in 2003, $1.0 million in 2004 through 2007 and $0.3 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2.0 million level. The Company has also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("SLIS' tier-two earn-out"). Under SLIS' tier-two earn-out, former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period in order for the former SLIS shareholders to receive the full $7.0 million in contingent earn-out payments. Based upon 2002 performance, former SLIS shareholders received $0.7 million on April 1, 2003, and will have excess earnings of $2.3 million as a carryforward against future earnings targets.

         On May 30, 2002 we acquired United American, a Detroit-based privately-held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period in order for the former United American shareholder to receive the full $11.0 million in contingent earn-out payments. Based upon 2002 performance, the former United American shareholder was entitled to receive $0.2 million, which he received in the first quarter of 2003, and has an earnings shortfall of $1.0 million. In future years, earnings in excess of the $2.2 million earnings target would first be applied against the $1.0 million shortfall.

         On October 1, 2002 we acquired SLGS, a Northern Virginia-based privately-held provider of expedited domestic and international transportation services. The SLGS transaction capitalized on SLGS' existing base of government contract work in the Washington metropolitan area and served as a supplement to an existing Company-operated facility in that area. The transaction was valued at up to $1.1 million, consisting of cash of $0.5 million paid at closing, and a three-year earn-out arrangement. The Company agreed to pay the former SLGS shareholder $0.2 million for each year in the three-year earn-out period ending December 31, 2005, based upon the annual net revenue targets of $1.6 million. In the event there is a shortfall in net revenue, the earn-out payment will be reduced proportionally to the extent of the shortfall, provided no earn-out payment shall be made if net revenue for the year falls below $1.0 million. Shortfalls may be carried over or carried back to the extent that net revenue in any other pay-out year exceeds the $1.6 million level.

         On June 20, 2003, through our indirect wholly owned subsidiary, SLGS, we acquired the business of Regroup Express LLC, a Virginia limited liability company ("Regroup"). The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $3.5 million level. The Company has also provided the former members of Regroup with an opportunity to earn an additional payment of $2.5 million if Regroup earns $3.5 million in pre-tax income during the 12 month period commencing July 1, 2003. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target ("Regroup's tier-two earn-out"). Under Regroup's tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.


         On July 16, 2003, through our indirect wholly owned subsidiary, SLIS, we acquired the business of Custom Services International, Inc. ("CSI"), a Miami-based, privately held international freight forwarder and leading customs broker. The acquisition significantly enhanced our presence in Miami and provided a powerful platform to service Central America, South America, and the Caribbean. The transaction was valued at up to $3.8 million, consisting of cash of $1.4 million paid at the closing and up to an additional $2.4 million payable over a five year earn-out period based upon the future financial performance of CSI. We agreed to pay the former CSI shareholders a total of $2.4 million in base earn-out payments in installments of $0.2 million in 2004, $0.5 million in 2005 through 2007 and $0.7 million in 2008, with each installment payable in full if CSI achieves pre-tax income of $0.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2004 and 2008). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $0.8 million level.

         On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore offices of G Link Express Pte. Ltd. and the Cambodia offices of G Link Express (Cambodia) Pte. Ltd, (collectively "G-Link") which provide a full range of international logistics services, including international air and ocean transportation to a worldwide customer base of manufacturers and distributors. The G-Link transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing, a thirty (30%) interest in the subsidiaries which acquired the assets and an additional $2.5 million payable over a four year earn-out period based upon the future financial performance of G-Link. We agreed to pay the selling companies a total of $2.5 million in base earn-out payments in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if G-Link achieves pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $1.8 million level. As additional purchase price, the Company has also agreed to pay G-Link for excess working capital estimated at $1.6 million through the issuance of Company common stock, on a post-closing basis.

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

         The following table summarizes our contingent base earn-out payments, assuming full payout (in thousands)/(1)(2)/:

                                         2004       2005       2006       2007       2008       Total
                                       --------   --------   --------   --------   --------   --------
Earn-out payments:
   Domestic                            $  9,040   $  9,050   $  8,050   $  2,500   $  2,500   $ 31,140
   International                          1,466      2,097      2,097      2,469        259      8,388
                                       --------   --------   --------   --------   --------   --------
Total earn-out payments                $ 10,506   $ 11,147   $ 10,147   $  4,969   $  2,759   $ 39,528
                                       ========   ========   ========   ========   ========   ========

Prior year pre-tax earnings targets:

   Domestic                            $  8,806   $ 12,306   $ 12,306   $  3,500   $  3,500   $ 40,418
   International                          3,069      4,564      4,564      5,259        510     17,966
                                       --------   --------   --------   --------   --------   --------
   Total pre-tax earnings targets      $ 11,875   $ 16,870   $ 16,870   $  8,759   $  4,010   $ 58,384
                                       ========   ========   ========   ========   ========   ========

Earn-outs as a percentage of prior year pre-tax earnings targets:

Domestic                                  102.7%      73.5%      65.4%      71.4%      71.4%      77.0%
International                              47.8%      45.9%      45.9%      46.9%      50.8%      46.7%
Combined                                   88.5%      66.1%      60.1%      56.7%      68.8%      67.7%

----------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).
(2) During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if the applicable acquired companies generate an incremental $37.0 million in pre-tax earnings.

         On May 6, 2003, we settled litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the Plaintiffs' claims were without merit, we chose to settle the matter at that time in order to remove any cloud of uncertainty created by nominal claims in excess of $20 million, to avoid future litigation costs and to mitigate the diversion of management attention from operations.

         Notwithstanding the settlement, the Company remains subject to one remaining material legal proceeding that arose prior to our transition to a logistics business. That proceeding has been identified in our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that the claims asserted in this proceeding are without merit, and we intend to vigorously defend this matter, there is the possibility that the Company could incur material expenses in the defense and resolution of this matter. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if any, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded.

         One of the Company's customers which is the subject of a Chapter 11 proceeding under the Bankruptcy Code paid to the Company approximately $1.3 million of pre-petition indebtedness for shipping and delivery charges pursuant to an order of a United States Bankruptcy Court authorizing the payment of such charges. One of the creditors in the Chapter 11 proceeding appealed other orders of the Bankruptcy Court authorizing the payment of pre-petition indebtedness to other creditors for other charges and those orders have been reversed by a United States District Court. The Company's customer has appealed the District Court's reversal and that appeal is pending. While no action has been taken in the Bankruptcy Court to challenge the payment made to the Company, if such action were taken in the future and that action were successful, the Company could be required to return all or a substantial portion of the payments made by the customer.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which provides new guidance with respect to the consolidation of all unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 is not expected to impact the Company's consolidated financial statements as the Company does not have investments in any unconsolidated variable interest entities.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and its line of credit. The Company does not have any derivative financial instruments in its investment portfolio. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at June 30, 2003, the change in interest expense would have had an immaterial impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.

Item 4.       Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Other than as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, there have been no material developments in any of the reported legal proceedings, except as described below.

         With respect to the litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., the parties entered into a Settlement Agreement with the Company on May 6, 2003, pursuant to which the controversy has been settled, the litigation withdrawn and mutual releases executed.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's overall consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

         On April 2, 2003, we issued an aggregate of 254,825 shares of our common stock to the six (6) former shareholders of Air Plus, each of whom was an accredited investor, in lieu of approximately $403,000 of the earn-out obligation that was due to them for 2002. The balance of the earn-out obligation was paid in cash. The shares were valued, for the purpose of this distribution, at $1.58 per share, and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to
Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering.

         On May 8, 2003, we issued an aggregate of 175,791 shares of our common stock to the representative of Austost Anstalt Schaan, Balmore Funds, S.A., and Amro International, S.A., each an accredited investor, in settlement of outstanding litigation involving the Company. The shares were valued, for the purpose of this settlement, at $350,000 ($1.99 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering.

         On June 20, 2003, we issued 367,647 shares of our common stock to Regroup Express, LLC in partial consideration for the acquisition of the assets and operations of Regroup Express, LLC. The shares were valued, for the purpose of the acquisition, at $1 million ($2.82 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering.

         On June 25, 2003, we issued an aggregate of 75,000 shares of our common stock to Investec Inc. and one of its former principals, in settlement of the Company's monetary obligations under an investment banking arrangement entered into with a predecessor of Investec Inc. during 2001. The shares were valued, for the purpose of settlement, at $150,000 ($2.00 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to
Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders on May 31, 2003. At the Annual Meeting, our stockholders voted on the following proposals identified in our Proxy Statement dated April 14, 2003:

         (1)      Vote for the Election of Directors:

         The following directors were elected to serve as members of our Board of Directors:


                                              For       Withheld
                                          ----------    --------
         Dennis Pelino                    18,962,173     143,987
         J. Douglass Coates               18,979,405     128,155
         John Springer                    18,980,473     125,687
         David R. Jones                   18,980,338     125,822
         Aloysius T. Lawn, III            18,977,255     128,905
         Robert McCord                    18,979,405     126,755

         (2) Proposal to approve the adoption of the Stonepath Group, Inc. 2003 Employee Stock Purchase Plan:

                  For         Against     Uninstructed     Abstain
                  ---         -------     ------------     -------

               6,136,068     1,091,176     11,852,490       26,426

         (3) Proposal to approve amendments to the Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan to increase the number of shares of the Company's Common Stock which may be issued thereunder:

                  For         Against     Uninstructed     Abstain
                  ---         -------     ------------     -------

               5,512,798     1,623,146     11,942,490       27,726

         (4) Proposal to ratify appointment of KPMG LLP as independent auditors for the Company:

                       For          Against     Abstain
                       ---          -------     -------

                    18,623,300      464,279      18,581

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         2.6 Asset Purchase Agreement by and among Stonepath Logistics Government Services, Inc. (f/k/a "Transport Specialists, Inc."), Regroup Express L.L.C. and Jed J. Shapiro and Charles
                  R. Cain, the sole members of Regroup Express L.L.C., dated June 4, 2003 (1)

         2.7      Asset Purchase Agreement by and among Stonepath Holdings (Hong
                  Kong) Limited, G Link Express Logistics (Singapore) Pte. Ltd., G Link Express Pte. Ltd. and the shareholders of G Link Express Pte. Ltd., dated August 8, 2003 (2)

         2.8      Asset Purchase Agreement by and among Stonepath Holdings (Hong
                  Kong) Limited, G Link Express (Cambodia) Pte. Ltd. and the shareholders of G Link Express (Cambodia) Pte. Ltd., dated August 8, 2003 (2)

         4.6 Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (3)

         4.24     Stonepath Group, Inc. 2003 Employee Stock Purchase Plan (3)

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

----------
(1) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 20, 2003.

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated August 8, 2003.

(3)  Incorporated by reference to Registrant's Definitive Proxy Statement on
     Schedule 14A filed on April 15, 2003.

(b)      Reports on Form 8-K

                  On May 7, 2003, the Company furnished under Item 7- "Financial Statements, Pro Forma Financial Information and Exhibits" and
                  Item 9 - "Regulation FD Disclosure" of Form 8-K a copy of its earnings press release that was issued on May 7, 2003. This release, which is required under Item 12, "Results of Operations and Financial Condition", was included under Item 9 pursuant to interim guidance provided by the SEC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STONEPATH GROUP, INC.


Date:  August 14, 2003              /s/Dennis L. Pelino
                                    -------------------------------------
                                    Dennis L. Pelino
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors


Date:  August 14, 2003              /s/Bohn H. Crain
                                    -------------------------------------
                                    Bohn H. Crain
                                    Chief Financial Officer and Treasurer


Date:  August 14, 2003              /s/Thomas L. Scully
                                    -------------------------------------
                                    Thomas L. Scully
                                    Vice President and Controller and
                                    Principal Accounting Officer