Form 10-K/A
period 2002-12-31
STONEPATH GROUP INC
filed 2003-08-28
CIK 1093546

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                        Commission File Number: 001-16105

                              STONEPATH GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                       65-0867684
             --------                                       ----------
   (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

 1600 Market Street, Suite 1515, Philadelphia, PA               19103
 ------------------------------------------------             ---------
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

                    Documents Incorporated by Reference: None

               Index to Exhibits appears at page 43 of this Report

----------------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

================================================================================

                              STONEPATH GROUP, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I..................................................................................................................1
------
         Item 1.    Business............................................................................................1
         -------    --------
         Item 2.    Properties.........................................................................................13
         -------    ----------
         Item 3.    Legal Proceedings..................................................................................13
         -------    -----------------
         Item 4.    Submission of Matters to a Vote of Security Holders................................................14
         -------    ---------------------------------------------------

PART II................................................................................................................14
-------
         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............................14
         -------    ---------------------------------------------------------------------
         Item 6.    Selected Financial Data............................................................................17
         -------    -----------------------
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............19
         -------    -------------------------------------------------------------------------------------
         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................33
         --------   ----------------------------------------------------------
         Item 8.    Financial Statements and Supplementary Data........................................................33
         -------    -------------------------------------------
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............33
         -------    ------------------------------------------------------------------------------------

PART III...............................................................................................................33
--------
         Item 10.   Directors and Executive Officers of the Registrant.................................................33
         --------   --------------------------------------------------
         Item 11.   Executive Compensation.............................................................................35
         --------   ----------------------
         Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....39
         --------   ----------------------------------------------------------------------------------------------
         Item 13.   Certain Relationships and Related Transactions.....................................................41
         --------   ----------------------------------------------
         Item 14.   Controls and Procedures............................................................................42
         --------   -----------------------

PART IV................................................................................................................43
-------
         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................43
         --------   ---------------------------------------------------------------

SIGNATURES.............................................................................................................83
----------

                                Explanatory Note

         This Form 10-K/A is being filed to restate our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 and to revise certain disclosures in connection with a review of our Form 10-K for the year ended December 31, 2002 by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The restatement of our consolidated financial statements relates to (i) allocating more value to the customer relationship intangible assets for some of our acquisitions and (ii) revising the amortization method and life used for such assets. The Financial Outlook section previously included in Item 7 of Part II of our Form 10-K has been omitted as it has been superceded by subsequent guidance provided by us. Except as otherwise specifically noted, all information contained herein is as of December 31, 2002 and does not reflect any events or changes in information that may have occurred subsequent to that date.

                                     PART I

      This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled "Risks Particular to Our Business" and the risks discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

      As we integrate these companies, we intend to create additional stockholder value by: (1) improving productivity through the adoption of enhanced technologies and business processes; (2) improving transportation margins by leveraging our growing purchasing power; and (3) enhancing the opportunity for organic growth by cross-selling and offering expanded services.

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

           There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to acquire and profitably manage additional businesses, our current reliance on a small number of key customers, the risks inherent in international operations, and the intense competition in our industry for customers and for the acquisition of additional businesses. For a more detailed discussion of these risks, see the section of this Item 1 entitled "Risks Particular to our Business."

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

      o On October 1, 2002, we acquired Transport Specialists, Inc. ("TSI"), a Virginia-based organization as an "add-on" acquisition to our Domestic Services organization to broaden our customer base to include various U.S. government agency and contractor relationships.

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

      The Company believes it can differentiate itself by focusing on time-definite supply chain solutions with capabilities across virtually every mode of transportation, as well as combining these services with other value-added logistics services, including pick-and-pack services, merge-in-transit, inventory management, Web-based order management, warehousing, reverse logistics, dedicated trucking and regional and local distribution. The Company also believes that it has a competitive advantage resulting from its extensive knowledge of logistics markets, information systems, the experience of its logistics managers and the market information it possesses from its diverse customer base.

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

Our Strategic Objectives

      Our Business Strategy

      Our objective is to provide customers with comprehensive value-added logistics solutions on a global scale. We plan to achieve this goal through a combination of growth through acquisition and accelerated organic growth. We intend to carry out the following strategies:

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

      o Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong, interactive customer relationships by anticipating and focusing on our customers' needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we regularly meet with both existing and prospective customers to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

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

      As a non-asset-based logistics provider, we arrange for and subcontract services on a non-committed basis to airlines, motor carriers, express companies, steamship lines and warehousing and distribution operators. By concentrating on network-based solutions, we avoid competition with logistics providers that offer dedicated outsourcing solutions for single elements of the supply chain. Such dedicated logistics companies typically provide expensive, customized infrastructure and systems for a customer's specific application and, as a result, dedicated solutions that are generally asset-intensive, inflexible and invariably localized to address only one or two steps in the supply chain. Our network-based services leverage common infrastructure and technology systems so that solutions are scalable, replicable and require a minimum amount of customization (typically only at the interface with the customer). This non-asset ownership approach maximizes our flexibility in creating and delivering a wide range of end-to-end logistics solutions on a global basis while simultaneously allowing us to exercise significant control over the quality and cost of the transportation services provided.

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

      Our services can be broadly classified into the following categories:

      o Freight Forwarding Services. We offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. Our basic freight forwarding business is complemented by customized and information technology-based options to meet customers' specific needs. Our Domestic Services organization offers same day, one, two and three to five day service along with expedited ground service within North America and Puerto Rico through our network of asset based carriers. On a limited basis, we also provide motor carrier services through one of our own affiliates.

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

      Other value added services provided by the Company include:

      o Direct to store logistics for retail customers involving coordination of product received directly from manufacturers and dividing large shipments from manufacturers into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time-definite product launch dates.

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

      o Web-based fulfillment solutions in which we provide order management as well as the subsequent pick, pack and shipment for our customers.

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

      We seek to create long-term relationships with our customers and when achievable, to increase the quantity of business transacted with each customer over time. Additionally, we have increased our emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to a very small number of logistics providers, enabling us to more effectively compete for and obtain these accounts.

      Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel, entertainment products, and household goods. For the year ended December 31, 2002, our largest customer, Best Buy Co., Inc., accounted for approximately 29% of our revenues. Approximately 21% of our 2002 revenue was derived from our next five largest customers, none of which accounted for 10% or more of our 2002 revenue. As our current companies continue to diversify, and as we continue our acquisition strategy, our exposure to customer and industry concentrations should be significantly reduced.

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

Segment Information

      For additional information about our business segments, see the business segment information presented in Note 16 to our Consolidated Financial Statements.

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

      We have obtained a $15.0 million credit facility from LaSalle Business Credit, Inc. to provide additional funding for acquisitions and for our on-going working capital requirements. Under the terms of the credit facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the credit facility include the following: (1) the absence of an event of default under the credit facility; (2) the company to be acquired must be in the transportation and logistics industry; (3) the purchase price to be paid must be consistent with our historical business and acquisition model; (4) the undrawn availability under the credit facility must average $5.0 million for the 60 days preceding the acquisition and must be at least $5.0 million on the date of the acquisition; (5) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition; (6) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; (7) the aggregate cash consideration paid at the closing for foreign acquisitions must not exceed $5.0 million; and (8) the number of such permitted acquisitions is limited to four per year (excluding any acquisitions for which the purchase price is payable solely in stock). In the event that we were not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender's consent or retired the credit facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

      o Since we are not obligated to follow any particular criteria or standards for acquisition candidates, stockholders must rely solely on our ability to identify, evaluate and complete acquisitions.

      Even though we have developed general acquisition guidelines, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We target companies which we believe will provide the best potential long-term financial return for our stockholders and we determine the purchase price and other terms and conditions of acquisitions. Our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that we will use and consider in deciding whether or not to enter into a particular transaction.

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

      We are currently authorized to issue 100,000,000 shares of common stock. As of March 17, 2003, we have 27,945,914 outstanding shares. We may in the future issue up to 16,828,043 additional shares of our common stock upon exercise or conversion of the following existing outstanding convertible securities:

                                                                           Number of Shares            Proceeds
                                                                           ----------------            --------
Upon conversion of our Series D Preferred Stock                                3,607,450             $        --
Options granted under our Stock Option Plan                                    8,145,600               9,568,060
Non-plan options                                                               2,282,900               5,981,650
Warrants                                                                       2,792,093               3,012,908
                                                                             -----------             -----------

Total                                                                         16,828,043             $18,562,618
                                                                              ==========             ===========

      Even though the aggregate exercise of these securities could generate material proceeds for us, the issuance of these additional shares would result in the dilution of the ownership interests of our existing common stockholders and the market price of our common stock could be adversely affected.

         o We rely on a small number of key customers, the loss of any of which would have a negative effect on our results of operations.

      Even though our customer base will likely diversify as we grow through acquisitions, our customer base has been highly concentrated. For the year ended December 31, 2002 our largest customer, Best Buy Co., Inc., accounted for approximately 29% of our total revenues. Our next five largest customers accounted for approximately 21% of our total revenues, with none of these customers accounting for 10% or more of our total revenues. We believe the risk posed by this concentration is mitigated by our long standing and continuing relationships with these customers and we are confident that these relationships will remain ongoing for the foreseeable future. We intend to continue to provide superior service to all of our customers and have no expectation that revenues from any of these customers will be reduced as a result of any factors within our control. However, adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in shipment volume. Either of these events could negatively impact us. Our immediate plans, however, are to reduce our dependence on any particular customer or customers by increasing our sales and customer base by, among other things, diversifying our service offerings and continuing with our growth strategy.

         o The risks associated with international operations could adversely affect our operations and ability to grow outside of the United States.

      A significant portion of our revenues is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States. The following factors could adversely affect our current international operations, as well as the growth of those operations:

           o the political and economic systems in certain international markets are less stable than in the United States;
           o wars, civil unrest, acts of terrorism and other conflicts exist in certain international markets;
           o export restrictions, tariffs, licenses and other trade barriers can adversely affect the international trade serviced by our international operations;
           o managing distant operations with different local market conditions and practices is more difficult than managing domestic operations;
           o differing technology standards in other countries present difficulties and expense in integrating our services across international markets;
           o complex foreign laws and treaties can adversely affect our ability to compete; and
           o our ability to repatriate funds may be limited by foreign exchange controls.


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

         For the foreseeable future, our success will depend largely on the continued services of our Chief Executive Officer, Dennis L. Pelino, as well as the heads of our domestic and international service organizations, Gary Koch and Jason Totah, because of their collective industry knowledge, marketing skills and relationships with major vendors and customers. We have employment agreements with each of these individuals which contain a non-competition covenant which survives their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

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

      o Our stock price may be volatile due to factors under, as well as beyond, our control.

The market price of our common stock could be highly volatile. Some factors that may affect the market price include:

        o actual or anticipated fluctuations in our operating results;
        o announcements of technological innovations or new commercial products or services by us or our competitors;
        o a continued weakening of general market conditions which in turn could have a depressive effect on the volume of goods shipped and shipments that we manage or arrange;
        o acts of global terrorism or armed conflicts; and
        o changes in recommendations or earnings estimates by us or by securities analysts.

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

      o We believe our industry is consolidating and if we cannot gain sufficient market presence, we may not be able to compete successfully against larger global companies.

      We believe the marked trend within our industry is towards consolidation of the niche players into larger companies which are attempting to increase global operations through the acquisition of regional and local freight forwarders. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

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

      Certain provisions of our certificate of incorporation and the General Corporation Law of the State of Delaware (the "GCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the GCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's outstanding voting shares (an "interested shareholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

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

      The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which is currently pending. The Company believes that it has substantial defenses to the plaintiff's claims and intends to vigorously defend this action.

      On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against the Company in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20.0 million, plus attorneys' fees and costs. In response to a motion to dismiss that was filed by the Company, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. Discovery in this case has concluded, and the Company recently filed a motion for summary judgment as to all counts of the complaint. This motion has been briefed and is pending. The Company believes it has substantial defenses to the remaining claims and intends to defend the matter vigorously.

      The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

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

                                                      (a)                     (b)                           (c)
                                                                                                   Number of securities
                                                                                                  remaining available for
                                             Number of securities to     Weighted-average      future issuance under equity
                                             be issued upon exercise    exercise price of       compensation plan (excluding
                                             of outstanding options,   outstanding options,        securities reflected in
               Plan Category                   warrants and rights     warrants and rights               column (a))
Equity compensation plans approved by
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

      Each holder of our Series D Convertible Preferred Stock has the right to convert at any time all or a portion of his Series D Convertible Preferred Stock into ten (10) shares of common stock for each share of Series D Convertible Preferred Stock converted, subject to certain anti-dilution adjustments. Any shares of Series D Convertible Preferred Stock that are outstanding after December 31, 2004 will automatically be converted into common stock. Automatic conversion will also occur: (i) once the average closing price of our common stock is over $7.50 for thirty (30) consecutive trading days; (ii) upon a merger or sale transaction after December 31, 2003, unless the transaction otherwise provides for the exchange of the outstanding shares of Series D Convertible Preferred Stock for a like-kind preferred stock of the acquirer/surviving corporation; or (iii) upon the affirmative vote of holders of eighty (80%) percent of the Series D Convertible Preferred Stock.

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

Item 6.    Selected Financial Data

      The following selected financial data as of and for the dates indicated has been derived from our consolidated financial statements and the combined financial statements of our predecessor, Air Plus, and are not complete. You should read the following selected financial data together with the consolidated financial statements and related footnotes of the Company, the combined financial statements and related footnotes of Air Plus and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The selected consolidated statement of operations data of the Company for each of the years in the three-year period ended December 31, 2002 and the balance sheet data of the Company as of December 31, 2002 and 2001 are derived from the Company's consolidated financial statements, revised to reflect the restatement thereof as more fully discussed in Note 2 to the consolidated financial statements, that have been audited by KPMG LLP and are included in this Annual Report on Form 10-K/A. The selected consolidated statement of operations data of the Company for each of the years in the two-year period ended December 31, 1999 and the balance sheet data of the Company as of December 31, 2000, 1999 and 1998 are derived from the Company's audited consolidated financial statements (after reclassification for discontinued operations, as discussed below) which are not included in this Annual Report on Form 10-K/A.

      The selected combined statement of operations data of Air Plus for the year ended December 31, 2000 is derived from Air Plus' combined financial statements that have been audited by KPMG LLP and are included in this Annual Report on Form 10-K/A. The selected combined statement of operations data of Air Plus for the six months ended June 30, 2001 is derived from Air Plus' combined financial statements which are unaudited and are included in this Annual Report on Form 10-K/A.

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

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)

                                                            Stonepath Group, Inc.
                                      ---------------------------------------------------------
                                                          Year ended December 31,                       Air Plus
                                      ---------------------------------------------------------  -----------------------
                                                                                                  Six Months  Year ended
                                      Restated     Restated                                       ended June    December
                                        2002         2001        2000        1999        1998      30, 2001     31, 2000
                                      --------     --------    --------    --------    --------    ----------  ---------
                                      $139,649     $ 15,598    $      -    $      -    $      -     $26,015     $56,201
Revenues
Cost of transportation                 101,339        9,741           -           -           -      15,679      31,856
                                      --------     --------    --------    --------    --------     -------     -------
Net revenues                            38,310        5,857           -           -           -      10,336      24,345
Operating expenses                      35,956       10,409       7,420       2,761           -       9,660      20,544
                                      --------     --------    --------    --------    --------     -------     -------
Income (loss) from operations            2,354       (4,552)     (7,420)     (2,761)          -         676       3,801
Other income (expense)                     128        1,295       2,065      (2,812)          -         (24)        (11)
                                      --------     --------    --------    --------    --------     -------     -------
Income (loss) from continuing
   operations before income taxes        2,482       (3,257)     (5,355)     (5,573)          -         652       3,790
Income taxes                               102            -           -           -           -           -           -
                                      --------     --------    --------    --------    --------     -------     -------
Income (loss) from continuing
   operations                            2,380       (3,257)     (5,355)     (5,573)          -         652       3,790
Loss from discontinued  operations           -      (13,863)    (30,816)    (18,258)    (12,737)          -           -
                                      --------     --------    --------    --------    --------     -------     -------
Net income (loss)                        2,380      (17,120)    (36,171)    (23,831)    (12,737)        652       3,790
Preferred stock dividends               15,020       (4,151)    (45,751)     (6,605)    (15,251)          -           -
                                      --------     --------    --------    --------    --------     -------     -------
Net income (loss) attributable to
   common stockholders                $ 17,400     $(21,271)   $(81,922)   $(30,436)   $(27,988)    $   652     $ 3,790
                                      ========     ========    ========    ========    ========     =======     =======
Basic earnings (loss) per common share:
    Continuing operations             $   0.79     $  (0.36)   $  (2.89)   $  (1.15)   $      -
    Discontinued operations                  -        (0.68)      (1.75)      (1.73)      (5.94)
                                      --------     --------    --------    --------    ---------
                                      $   0.79     $  (1.04)   $  (4.64)   $  (2.88)   $  (5.94)
                                      ========     ========    ========    ========    ========
Diluted earnings (loss) per common
   share:(1)
    Continuing operations             $   0.08     $  (0.36)   $  (2.89)   $  (1.15)   $      -
    Discontinued operations                  -        (0.68)      (1.75)      (1.73)      (5.94)
                                      --------     --------    --------    --------    --------
                                      $   0.08     $  (1.04)   $  (4.64)   $  (2.88)   $  (5.94)
                                      ========     ========    ========    ========    ========
Weighted average common shares:
    Basic                               22,155       20,510      17,658      10,558       4,711
                                      ========     ========    ========    ========    ========
    Diluted                             29,233       20,510      17,658      10,558       4,711
                                      ========     ========    ========    ========    ========

Consolidated Balance Sheet Data:
(in thousands)

                                                               Stonepath Group, Inc.
                                                                     December 31,
                                      ---------------------------------------------------------
                                      Restated     Restated
                                        2002         2001        2000        1999        1998
                                      --------     --------    --------    --------    --------
Cash and cash equivalents             $  2,266     $ 15,228    $ 29,100    $  3,127    $      1

Working capital (deficit)                5,634       15,259      27,713      (4,213)     (8,750)
Total assets                            55,166       40,803      44,911      13,989         372
Long-term debt and redeemable
   preferred stock                           -            -           -       4,516           -
Stockholders' equity (deficit)          35,431       32,432      43,326       1,701      (8,750)

-----------------
 (1) Diluted earnings per common share for 2002 excludes the impact of the July 18, 2002 exchange transaction with the holders of the Company's Series C Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As noted above, our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 have been restated in connection with a review of our Form 10-K for the year ended December 31, 2002 by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The restatement of our consolidated financial statements relates to (i) allocating more value to the customer relationship intangible assets for some of our acquisitions and (ii) revising the amortization method and life used for such assets. The Financial Outlook section previously included in Item 7 of Part II of our Form 10-K has been omitted as it has been superceded by subsequent guidance provided by us. Except as otherwise specifically noted, all information contained herein is as of December 31, 2002 and does not reflect any events or changes in information that may have occurred subsequent to that date.

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

      Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers' freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer's time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

      We also provide a range of other services including customs brokerage, warehousing and other services which include customized distribution and inventory management services, fulfillment services and other value added supply chain services.

      Gross revenues represent the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenues (gross transportation revenues less the direct cost of transportation) are the primary indicator of our ability to source, add value and resell services provided by third parties, and are considered by management to be a key performance measure. Management believes that net revenues are also an important measure of economic performance. Net revenues include transportation revenues and our fee-based activities, after giving effect to the cost of purchased transportation. In addition, management believes measuring its operating costs as a function of net revenues provides a useful metric as our ability to control costs as a function of net revenues directly impacts operating earnings. With respect to our services other than freight transportation, net revenues are identical to gross revenues.

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

      Our operating results are also subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenues are largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenues is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays, could unexpectedly affect the timing of our revenues. As we increase the scale of our operations, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Critical Accounting Policies

      Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by us and are based upon our current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments. While there are a number of accounting policies, methods and estimates that affect our consolidated financial statements as described in Note 3 to the consolidated financial statements, areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred income tax assets.

      In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized for options issued at an exercise price equal to or greater than the quoted market price on the date of grant to employees, officers and directors. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and volatility. If the fair value method were used, basic earnings per share and diluted earnings per share would have decreased by $0.09 and $0.06, respectively, in 2002.

      As discussed in Note 5 to the consolidated financial statements, the goodwill arising from our acquisitions is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The impairment test requires several estimates including future cash flows, growth rates and the selection of a discount rate. In addition, the acquired intangibles arising from those transactions are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. We cannot guarantee that our assets will not be impaired in future periods.

      We maintain reserves for specific and general allowances against accounts receivable. The specific reserves are established on a case-by-case basis by management. A general reserve is established for all other accounts receivable, based on a specified percentage of the accounts receivable balance. We continually assess the adequacy of the recorded allowance for doubtful accounts, based on our knowledge concerning the customer base. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

      Our discontinued operations, which focused on the development of early-stage technology businesses, generated significant net operating loss carryforwards (NOLs) which could have value in the future. After giving effect for certain annual limitations based on changes in ownership as defined in
Section 382 of the Internal Revenue Code, we estimate that as much as $21.7 million in NOLs may be available to offset current and future federal taxable income. Under SFAS No. 109, Accounting for Income Taxes, we are required to provide a valuation allowance to offset any net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Given our historical losses and our limited track record of profitability to date, we maintained a full valuation allowance against our deferred tax assets as of December 31, 2002 which is consistent with what was done in the prior year. If we continue to operate profitably in 2003, we believe that we may be able to demonstrate that it is more likely than not that we will be able to use some or all of the NOLs in the future. When, and if, we can cross the threshold of "more likely than not", we would reduce our valuation allowance against all or a portion of the deferred tax asset.

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

      Results of Operations

Basis of Presentation

      Our results of operations are presented in a manner that is intended to provide meaningful data with respect to our transition to and ongoing operations as a third-party logistics company. Since Global and United American were acquired in 2002, our historical results from continuing operations for 2001 reflect only the operations of Air Plus for the three months ended December 31, 2001. Accordingly, in addition to providing comparative analysis on a historical basis, we have also provided supplemental unaudited pro forma information that we believe is useful to an understanding of how our results of operations have performed on a year on year basis.


      Year ended December 31, 2002 (historical) compared to year ended December 31, 2001 (historical)

      The following table summarizes our historical total revenues, net transportation revenues and other revenues (in thousands):

                                                                                         Change
                                                                                   ------------------
                                                              2002       2001       Amount     Percent
                                                            --------    -------    --------    -------
          Total revenues                                    $139,649    $15,598    $124,051    795.3%
                                                            ========    =======    ========    ======

          Transportation revenues                            130,371     15,174     115,197     759.2
          Cost of transportation                             101,339      9,741      91,598     940.3
                                                            --------    -------    --------
          Net transportation revenues                         29,032      5,433      23,599     434.5
                      Net transportation margins               22.3%      35.8%

          Customs brokerage                                    6,290          -       6,290        NM
          Warehousing and other
               value added services                            2,988        424       2,564     604.7
                                                            --------    -------    --------
                              Total net revenues            $ 38,310    $ 5,857    $ 32,453     554.1
                                                            ========    =======    ========

      Total revenues were $139.6 million for the year ended December 31, 2002, an increase of $124.1 million or 795.3% over total revenues of $15.6 million for the comparable period in 2001. $73.5 million or 59.3% of the increase in total revenues was attributable to the operations of the businesses we acquired in 2002; $5.3 million or 4.3% was due to an increase in Air Plus' revenues for the fourth quarter of 2002 over the comparable period in 2001 ("organic growth"); and the remaining $45.2 million or 36.4% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

      Net transportation revenues were $29.0 million for the year ended December 31, 2002, an increase of $23.6 million or 434.5% over net transportation revenues of $5.4 million for the comparable period in 2001. $8.5 million or 36.0% of the increase in net transportation revenues was attributable to acquisitions; $1.0 million or 4.2% was due to organic growth; and the remaining $14.1 million or 59.8% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

      Net revenues were $38.3 million for the year ended December 31, 2002, an increase of $32.5 million or 554.1% over net revenues of $5.9 million for the comparable period in 2001. $15.5 million or 47.8% of the increase in net revenues was attributable to the operations of the businesses we acquired in 2002; $1.0 million or 3.1% was due to organic growth; and the remaining $15.9 million or 49.1% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

      Net transportation margins decreased to 22.3% for the year ended December 31, 2002 from 35.8% for the comparable period in 2001. This decrease in net transportation margins is primarily the result of the addition of our international services, which traditionally have lower margins, in the second quarter of 2002.

      The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenues (in thousands):

                                                        Restated             Restated
                                                           2002                2001                   Change
                                                  ----------------------------------------------------------------
                                                   Amount     Percent    Amount    Percent      Amount     Percent
                                                  -------     -------   --------   ------      -------     -------
Net revenues                                      $38,310      100.0%   $  5,857    100.0%     $32,453      554.1%
                                                  -------      -----    --------   ------      -------      -----
Personnel costs                                    19,089       49.8       5,997    102.4       13,092      218.3
Other selling, general and administrative costs    14,680       38.3       3,917     66.9       10,763      274.8
Depreciation and amortization                       2,187        5.7         495      8.4        1,692      341.8
                                                  -------      -----    --------   ------      -------      -----
Total operating costs                              35,956       93.8      10,409    177.7       25,547      245.4
                                                  -------      -----    --------   ------      -------
Income (loss) from operations                       2,354        6.2      (4,552)   (77.7)       6,906         NM
Other income (expense)                                128        0.3       1,295     22.1       (1,167)     (90.1)
                                                  -------      -----    --------   ------      -------      -----
Income (loss) from operations before
    income taxes                                    2,482        6.5      (3,257)   (55.6)       5,739         NM
Income taxes                                          102        0.3          --       --          102         NM
                                                  -------      -----    --------   ------      -------      -----
Income (loss) from continuing
    operations                                      2,380        6.2      (3,257)   (55.6)       5,637         NM
Loss from discontinued operations                      --         --     (13,863)  (236.7)      13,863         NM
                                                  -------      -----    --------   ------      -------
Net income (loss)                                   2,380        6.2     (17,120)  (292.3)      19,500         NM
Preferred stock dividends                          15,020       39.2      (4,151)   (70.9)      19,171         NM
                                                  -------      -----    --------   ------      -------      -----
Net income (loss) attributable to common
    stockholders                                  $17,400       45.4%   $(21,271)  (363.2)%    $38,671         NM
                                                  =======      =====    ========   ======      =======      =====

      Personnel costs were $19.1 million for the year ended December 31, 2002, an increase of $13.1 million or 218.3% over personnel costs of $6.0 million for the comparable period in 2001. $5.7 million or 43.5% of the increase in personnel costs was attributable to the operations of the businesses we acquired in 2002; $0.7 million or 5.4% was due to organic growth; and the remaining $6.7 million or 51.1% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

      The number of employees increased to 510 at December 31, 2002 from 219 at December 31, 2001, an increase of 291 employees or 132.9%. Of this increase, 240 or 82.5% of the employees are engaged in operations; 16 or 5.5% of the employees are engaged in sales and marketing; and 35 or 12.0% of the employees are engaged in finance, administration, and management functions. Additionally, 204 or 69.9% of the total increase in employees was attributable to acquisitions, while 88 employees or 30.1% were added to meet the demands of the increase in our business in 2002.

      Other selling, general and administrative costs were $14.7 million for the year ended December 31, 2002, an increase of $10.8 million or 274.8% over other selling, general and administrative costs of $3.9 million for the comparable period in 2001. $3.0 million or 27.8% of the increase was attributable to the operations of the businesses we acquired in 2002; $0.8 million or 7.4% was due to organic growth; and the remaining $7.0 million or 64.8% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

      Depreciation and amortization amounted to $2.2 million for the year ended December 31, 2002, an increase of $1.7 million or 341.8% over the comparable period in 2001 principally due to amortization of acquired intangible assets acquired in the Global and United American acquisitions and a full year of amortization of the Air Plus intangible assets acquired in October 2001. (See
Note 2 to the Company's consolidated financial statements.)

      Income from operations was $2.4 million in 2002, compared to a loss of $4.6 million for 2001.

      Other income was $0.1 million in 2002, a decrease from $1.3 million in 2001.

      As a result of historical losses related to investments in early-stage technology business, the Company has accumulated federal net operating loss carryforwards. Although a portion of this loss may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the loss to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which resulted in a state tax provision of $0.1 million in 2002.

      There were no losses from discontinued operations in 2002 as compared to losses from discontinued operations of $13.9 million in 2001. These 2001 losses reflect the costs associated with our holdings in early-stage technology businesses for our previous business model, including investment losses, personnel and office costs.

      Net income was $2.4 million in 2002, compared to a net loss of $17.1 million in 2001.

      The Company recorded a net non-cash benefit of $15.0 million associated with the restructuring of our Series C Preferred stock, after giving effect to $1.9 million in preferred stock dividends, compared to preferred stock dividends of $4.2 million in 2001. See Note 12 to the consolidated financial statements.

      Net income attributable to common stockholders was $17.4 million in 2002, compared to a net loss attributable to common stockholders of $21.3 million in 2001. Basic earnings per share was $0.79 for 2002 compared to a loss of $1.04 per basic share for 2001. Diluted earnings per share for 2002 excludes the net effect of the Series C exchange transaction and was $0.08 per diluted share for 2002 compared to a loss of $1.04 per diluted share for 2001.

      Year ended December 31, 2001 (historical) compared to year ended December 31, 2000 (historical)

      The following table summarizes our historical total revenues, net transportation revenues and other revenues (in thousands):

                                                                                                   Change
                                                                                              ------------------
                                                             2001              2000            Amount    Percent
                                                            -------         ---------         -------    -------
          Total revenues                                    $15,598         $       -         $15,598         NM
                                                            =======         =========         =======    =======

          Transportation revenues                            15,174                 -          15,174         NM
          Cost of transportation                              9,741                 -           9,741         NM
                                                            -------         ---------         -------    -------
          Net transportation revenues                         5,433                 -           5,433         NM
                      Net transportation margins               35.8%                -               -          -

          Customs brokerage                                       -                 -               -         NM
          Warehousing and other
               value added services                             424                 -             424         NM
                                                            -------         ---------         -------    -------
                              Total net revenues            $ 5,857         $       -         $ 5,857         NM
                                                            =======         =========         =======    =======

      Total revenues were $15.6 million for the year ended December 31, 2001 resulting from our transition to a third-party logistics business and represent the revenues from Air Plus for the period from October 5, 2001 to December 31, 2001. There were no revenues for the comparable period in 2000 under the Company's previous business model.

      Net transportation revenues were $5.4 million for the year ended December 31, 2001, while there were no net transportation revenues for the comparable period in 2000.

      Net revenues were $5.9 million for the year ended December 31, 2001, while there were no net revenues for the comparable period in 2000.

      Net transportation margins were 35.8% for the year ended December 31, 2001, while there were no margins for the comparable period in 2000 due to a lack of both transportation revenues and any related costs.

      The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenues (in thousands):

                                                         Restated
                                                           2001                         2000                       Change
                                                  ------------------------  -----------------------------  ------------------------
                                                     Amount      Percent       Amount          Percent        Amount      Percent
                                                  -----------  -----------  -------------   -------------  -----------  -----------
Net revenues                                       $  5,857       100.0%      $      --              --      $  5,857         NM
                                                  -----------  -----------  -------------   -------------  -----------
Personnel costs                                       5,997       102.4           4,263              --         1,734         40.7%
Other selling, general and administrative costs       3,917        66.9           3,126              --           791         25.3
Depreciation and amortization                           495         8.4              31                           464      1,496.8
                                                  -----------  -----------  -------------   -------------  -----------
Total operating costs                                10,409       177.7           7,420              --         2,989         40.3
                                                  -----------  -----------  -------------   -------------  -----------
Loss from operations                                 (4,552)      (77.7)         (7,420)             --         2,868         38.7
Other income                                          1,295        22.1           2,065              --          (770)       (37.3)
                                                  -----------  -----------  -------------   -------------  -----------
Loss from continuing operations before
    income taxes                                     (3,257)      (55.6)         (5,355)             --         2,098         39.2
Income taxes                                             --          --              --              --            --         --

Loss from continuing operations                      (3,257)      (55.6)         (5,355)             --         2,098         39.2
Loss from discontinued operations                   (13,863)     (236.7)        (30,816)             --        16,953         55.0
                                                  -----------  -----------  -------------   -------------  -----------

Net loss                                            (17,120)     (292.3)        (36,171)             --        19,051         52.7
Preferred stock dividends                            (4,151)      (70.9)        (45,751)             --        41,600         90.9
                                                  -----------  -----------  -------------   -------------  -----------
Net loss attributable to common
    stockholders                                   $(21,271)     (363.2)%      $(81,922)             --     $  60,651         74.0
                                                  ===========  ===========  =============   =============  ===========


      Personnel costs were $6.0 million for the year ended December 31, 2001, an increase of $1.7 million or 40.7% over personnel costs of $4.3 million for the comparable period in 2000. The increase, primarily attributable to the acquisition of Air Plus in the fourth quarter of 2001, was offset by a reduction of approximately $1.0 million in stock-based compensation.

      The number of employees increased to 219 at December 31, 2001 from 10 at December 31, 2000, an increase of 209 employees. Of this increase, 169 or 80.9% of the employees are engaged in operations; 14 or 6.7% of the employees are engaged in sales and marketing; and 26 or 12.4% of the employees are engaged in finance, administration, and management functions.

      Other selling, general and administrative costs were $3.9 million for the year ended December 31, 2001, an increase of $0.8 million or 25.3% over other selling, general and administrative costs of $3.1 million for the comparable period in 2000. The increase was primarily attributable to the acquisition of Air Plus in the fourth quarter of 2001.

      Depreciation and amortization amounted to $0.5 million for the year ended December 31, 2001, an increase of $0.5 million or 1,496.8% compared to the prior year, principally due to the increase in furniture and equipment and amortizable intangible assets acquired in the Air Plus transaction.

      Loss from operations was $4.6 million in 2001, compared to a loss of $7.4 million in 2000.

      Other income was $1.3 million in 2001, a decrease from $2.1 million in 2000, principally as a result of lower interest income, because previously invested funds were used to purchase Air Plus and to fund losses from operations.

      There was a loss from discontinued operations in 2001 of $13.9 million, as compared to a loss from discontinued operations of $30.8 million in 2000. These losses reflect the costs associated with our holdings in early-stage technology businesses under our previous business model, including investment losses, personnel and office costs.

      Net loss was $17.1 million in 2001, compared to a net loss of $36.2 million in 2000.

      Preferred stock dividends were $4.2 million in 2001, compared to preferred stock dividends of $45.8 million in 2000. The dividend in 2000 included $42.6 million related to a beneficial conversion feature for the Series C Preferred Stock. See Note 12 to the consolidated financial statements.

      Net loss attributable to common stockholders was $21.3 million in 2001, compared to a net loss attributable to common stockholders of $81.9 million in 2000. Basic and diluted loss per share was $1.04 for 2001 compared to a loss of $4.64 per basic and diluted share for 2000.


Supplemental Unaudited Pro Forma Information

      The unaudited pro forma results of operations for 2002 and 2001 are presented as if we had discontinued our former business model and acquired Air Plus, Global and United American (collectively the "Material Acquisitions") as of January 1, 2001. The unaudited pro forma results reflect a consolidation of the historical results of operations of the Material Acquisitions, as adjusted to reflect contractual adjustments to officers' compensation at the companies comprising the Material Acquisitions, amortization of acquired intangibles and income taxes. The unaudited pro forma results also exclude losses associated with our discontinued operations as well as the impact of the July 18, 2002 exchange transaction with the holders of our Series C Preferred Stock.

      Year ended December 31, 2002 (unaudited pro forma) compared to year ended December 31, 2001 (unaudited pro forma)

      The following table summarizes our total revenues, net transportation revenues and other revenues on a pro forma basis (in thousands):

                                                                                                       Change
                                                                                           -------------------------------
                                                             2002             2001            Amount           Percent
                                                        -------------    --------------    ------------    ---------------
      Total revenues                                        $165,853          $133,193         $32,660              24.5%
                                                        =============    ==============    ============

      Transportation revenues                                154,261           124,925          29,336               23.5
      Cost of transportation                                 120,699            95,791          24,908               26.0
                                                        -------------    --------------    ------------
      Net transportation revenues
                                                              33,562            29,134           4,428               15.2
                  Net transportation margins                   21.8%             23.3%               -                  -

      Customs brokerage                                        8,333             6,799           1,534               22.6
      Warehousing and other
           value added services                                3,259             1,469           1,790              121.9
                                                        -------------    --------------    ------------

                          Total net revenues                 $45,154           $37,402         $ 7,752               20.7
                                                        =============    ==============    ============


      Despite 2002's sluggish economy, pro forma total revenues were $165.9 million in 2002, an increase of 24.5% over pro forma total revenues of $133.2 million in 2001.

      Pro forma transportation revenues were $154.3 million for the year ended December 31, 2002, an increase of 23.5% over pro forma transportation revenues of $124.9 million for the comparable period in 2001. The increase is due to the opening of three Domestic terminals and four International terminals during 2002, the contribution for the full year from six Domestic terminals opened in 2001, as well as organic growth. $88.7 million or 57.5% of the 2002 pro forma transportation revenues was attributable to our Domestic operations, while $65.6 million or 42.5% was attributable to our International operations. $76.3 million or 61.1% of the 2001 pro forma transportation revenues was attributable to our Domestic operations, while $48.7 million or 38.9% was attributable to our International operations.

      Pro forma net transportation revenues were $33.6 million for the year ended December 31, 2002, an increase of $4.4 million or 15.2% over pro forma net transportation revenues of $29.1 million for the comparable period in 2001.

      Pro forma net revenues were $45.2 million in 2002, an increase of 20.7% over pro forma net revenues of $37.4 million in 2001.

      Pro forma net transportation margins decreased to 21.8% for the year ended December 31, 2002 from 23.3% for the comparable period in 2001. This decrease in pro forma net transportation margins is primarily the result of a larger proportionate increase in our international services, which traditionally have lower margins, in 2002. For 2002, pro forma net transportation margins were 30.5% and 10.0% for our Domestic and International operations, respectively. For 2001, pro forma net transportation margins were 32.0% and 9.8% for our Domestic and International operations, respectively.

      The following table summarizes certain statement of operations data as a percentage of our net revenues on a pro forma basis (in thousands):

                                                    Restated                Restated
                                                      2002                    2001                    Change
                                             ----------------------- -----------------------  -----------------------
                                               Amount      Percent      Amount      Percent      Amount     Percent
                                             ----------  ----------- -----------  ----------  ----------- -----------

  Net revenues                               $  45,154      100.0%   $  37,402      100.0%    $   7,752       20.7%
                                             ----------  ----------- -----------  ----------  -----------
  Personnel costs                               22,214       49.2       17,377       46.5         4,837       27.8
  Other selling, general and administrative     18,398       40.7       18,180       48.6           218        1.2
                                             ----------  ----------- -----------  ----------  -----------
  Total operating costs                         40,612       89.9       35,557       95.1         5,055       14.2
                                             ----------  ----------- -----------  ----------  -----------
  Income from operations                         4,542       10.1        1,845        4.9         2,697      146.2
  Other income (expense)                            14       --            (13)      --              27       NM
                                             ----------  ----------- -----------  ----------  -----------
  Income from continuing  operations  before
      income taxes                               4,556       10.1        1,832        4.9         2,724      148.7
  Income taxes                                     187        0.4           50        0.1           137      274.0
                                             ----------  ----------- -----------  ----------  -----------
  Income from continuing operations          $   4,369        9.7%   $   1,782        4.8%    $   2,587      145.2%
                                             ==========  =========== ===========  ==========  ===========

      Personnel costs were $22.2 million for 2002, an increase of 27.8% over $17.4 million for 2001. Personnel costs as a percentage of net revenues increased to 49.2% from 46.5% in 2001. This increase is primarily attributable to the Company's efforts to position itself for continued growth through additional resources deployed in sales, technology and back-office operations.

      The number of employees increased to 510 at December 31, 2002 from 409 at December 31, 2001, an increase of 101 employees or 24.7%. Of this increase, 90 or 89.1% of the employees are engaged in operations; 2 or 2.0% are engaged in sales and marketing; and 9 or 8.9% of the employees are engaged in finance, administration, and management functions.

      Other selling, general and administrative expenses were $18.4 million for 2002, relatively flat compared to $18.2 million in 2001. As a percentage of net revenues, other selling, general and administrative expenses decreased to 40.7% from 48.6% in 2001 and is indicative of the scalability of our business model.

      Income from operations was $4.5 million in 2002, an increase of 146.2% over $1.8 million for 2001. Income from operations as a percentage of net revenues increased to 10.1% from 4.9% in 2001.

      As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated net operating loss carryforwards for federal and state income tax purposes amounting to approximately $21.7 million and $16.2 million, respectively. Although a portion of this loss may be subject to certain limitations, it appears that we may be able to use approximately $21.7 million of the federal operating loss carryforward to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which on a pro forma basis results in a tax provision of $0.2 million for 2002 and $0.1 million for 2001.

      Net income was $4.4 million in 2002, an increase of 146.7% compared to $1.8 million in 2001. Pro forma net income per share in 2002 was $0.20 per basic share (excludes the impact of the July 18, 2002 exchange transaction with the holders of the Series C Preferred Stock) and $0.15 per diluted share.

      In accordance with SEC Regulation S-K, we present the following tables, which reconcile our actual results of operations to our pro forma results of operations for the years ended December 31, 2002 and 2001 (in thousands).

                                                                      Year ended December 31, 2002
                                   ------------------------------------------------------------------------------------------

                                       Restated              Global          United American      Restated
                                      historical      January 1- April 4,   January 1- May 30,    pro forma         Restated
                                    Stonepath Group           2002                2002           adjustments        pro forma
                                    ---------------           ----                ----           -----------        ---------


Total revenues                           $  139,649             $  13,797            $  12,407      $     --       $  165,853
Cost of transportation                      101,339                10,139                9,221            --          120,699
                                         ----------             ---------            ---------      --------       ----------

Net revenues                                 38,310                 3,658                3,186            --           45,154

Personnel costs                              19,089                 1,642                1,407            76(1)        22,214
Other selling, general and
    administrative costs                     16,867                   763                  880          (112)(2)       18,398
                                         ----------             ---------            ---------      --------       ----------

Income from operations                        2,354                 1,253                  899            36            4,542

Other income (expense)
  Interest income                                91                    --                   --           (73)(3)           18
  Other, net                                     37                    27                  (68)           --               (4)
                                         ----------             ---------            ---------      --------       ----------

Income before income taxes
                                              2,482                 1,280                  831           (37)           4,556
Income taxes                                    102                    36                   22            27(4)           187
                                         ----------             ---------            ---------      --------       ----------


Net income                               $    2,380             $   1,244            $     809      $    (64)      $    4,369
                                         ==========             =========            =========      ========       ==========


(1)   To reflect contractual changes to officers' compensation.

(2) To reflect amortization of acquired identifiable intangibles under the declining balance method using a 25% rate.

(3) To eliminate interest income as a result of a reduced cash balance due to the payment of approximately $10.6 million for Global and United American.

(4)   To reflect state taxes on pro forma income before income taxes.

                                                               Year ended December 31, 2001
                                ---------------------------------------------------------------------------------------------

                                    Restated           Air Plus                                   Restated
                                   historical        January 1 -                     United       pro forma        Restated
                                 Stonepath Group   October 4, 2001      Global      American     adjustments       pro forma
                                 ---------------   ---------------      ------      --------     -----------       ---------

Total revenues                        $   15,598        $   41,224   $    54,934   $    21,437   $        --       $  133,193
Cost of transportation                     9,741            26,527        43,884        15,639            --           95,791
                                      ----------        ----------   -----------   -----------   -----------       ----------


Net revenues                               5,857            14,697        11,050         5,798            --           37,402

Personnel costs                            5,997             5,985         6,571         2,557        (3,733)(1)       17,377
Other selling, general and
    administrative costs                   4,412             6,697         3,386         2,325         1,360(2)        18,180
                                      ----------        ----------   -----------   -----------   -----------       ----------


Income (loss) from operations             (4,552)            2,015         1,093           916         2,373            1,845

Other income (expense)
  Interest income                          1,286               (43)          (89)          (23)         (957)(3)          174
  Other, net                                   9              (196)           --            --            --             (187)
                                      ----------        ----------   -----------   -----------   -----------       ----------

Income (loss) before
  income taxes                        (3,257)             1,776         1,004           893         1,416            1,832
Income taxes                                  --                --            --            --            50(4)            50
                                      ----------        ----------   -----------   -----------   -----------       ----------

                                              --                --            --            --

Net income (loss)                     $  (3,257)        $    1,776   $     1,004   $       893   $     1,366       $    1,782
                                      ==========        ==========   ===========   ===========   ===========       ==========

(1)   To reflect contractual changes to officers' compensation.

(2) To reflect amortization of acquired identifiable intangibles under the declining balance method using a 25% rate.

(3) To eliminate interest income as a result of a reduced cash balance due to the payment of approximately $28.5 million for the Material Acquisitions.

(4)   To reflect state taxes on pro forma income before income taxes.


Disclosures About Contractual Obligations

      The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2002:

                                                                        Payments Due By Period
                                             -----------------------------------------------------------------------------
                                               Less than                                       More than
Contractual Obligations                         1 year        1 - 3 years     3- 5 years       5 years          Total
                                             -------------  ---------------  -------------   ------------   --------------
Operating lease obligations                    $3,782,000      $ 5,726,000     $2,435,000       $ 611,000     $12,554,000

Other long-term liabilities reflected on
the Registrant's balance sheet under GAAP
(a)                                             3,880,000                -              -               -       3,880,000

Letter of credit                                  160,000                -              -               -         160,000
                                             -------------  ---------------  -------------   ------------   --------------

Total contractual obligations                   7,822,000        5,726,000      2,435,000         611,000      16,594,000

Contingent earn-out obligations (b)                     -       14,900,000      7,450,000         255,000      22,605,000
                                             -------------  ---------------  -------------   ------------   --------------

Total contractual and contingent obligations  $ 7,822,000      $20,626,000    $ 9,885,000        $866,000    $ 39,199,000
                                             =============  ===============  =============   ============   ==============

(a) Consists of earn-out payments which are due in 2003 to the former owners of our existing subsidiaries.

(b) Consists of potential obligations related to earn-out payments to the former owners of our existing subsidiaries, as discussed under Liquidity and Capital Resources.

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

      Cash from financing activities generated $0.2 million in 2002 compared to a use of cash of $1.2 million in 2001. The 2001 use of cash was primarily related to the repayment of short-term notes payable to the former shareholders of Air Plus.

      We expect to pay approximately $3.9 million in earn-outs on April 1, 2003, based on the performance of our acquired companies relative to their respective pre-tax earnings targets. Approximately $3.5 million will be paid in cash with the balance payable through the issuance of shares of our common stock.

      On July 18, 2002 we completed a private exchange transaction that eliminated approximately $44.6 million of our Series C preferred stock. The terms of the Series C preferred stock would have significantly constrained our future growth opportunities. In return for eliminating the Series C preferred stock, we issued 1,911,071 shares of common stock, warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 per share for a term of three (3) years, and a new class of Series D preferred stock that will convert into 3,607,450 shares of our common stock no later than December 31, 2004. The terms of the Series D preferred stock were structured to make it much like a common equity equivalent in that (1) it receives no dividend, (2) it is subordinated to new rounds of equity, and (3) it holds a limited liquidation preference (expiring at the end of 2003). In addition, the holders of the Series D preferred stock are restricted from selling the common stock received upon conversion of the Series D preferred stock until July 19, 2003 (or earlier if the stock trades at $4.50) and are then permitted limited resale based on trading volume through July 19, 2004.

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

      The acquisition of Air Plus was completed subject to an earn-out arrangement of $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon 2002 performance, former Air Plus shareholders are entitled to receive $3.0 million on April 1, 2003, and will have excess earnings of $0.3 million as a carryforward to future earnings targets. Former Air Plus shareholders have elected to take $2.6 million in cash with the balance payable in Company stock.

      On April 4, 2002, we acquired Global, a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. We agreed to pay the former Global shareholders a total of $5.0 million base earn-out payments in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if Global achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. The Company has also provided former Global shareholders with additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("tier-two earn-out"). Under Global's tier-two earn-out, former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. Global would need to generate cumulative earnings of $15.0 million over the five year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2002 performance, former Global shareholders will receive $0.8 million on April 1, 2003, and will have excess earnings of $2.5 million as a carryforward to future earnings targets.

      On May 30, 2002 we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million base earn-out payments in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon 2002 performance, the former United American shareholder will receive $0.2 million on April 1, 2003, and has an earnings shortfall of $1.0 million. In future years, earnings in excess of the $2.2 million earnings target would first be applied against the $1.0 million shortfall.

      On October 1, 2002 we acquired TSI, a Northern Virginia-based privately held provider of expedited domestic and international transportation services. The TSI transaction capitalized on TSI's existing base of government contract work in the Washington metropolitan area and served as a supplement to an existing Company-operated facility in that area. The transaction was valued at up to $1.1 million, consisting of cash of $0.5 million paid at closing, and a three-year earn-out arrangement. The Company agreed to pay the former TSI shareholder $0.2 million for each year in the three year earn-out period ending December 31, 2005, based upon the annual net revenue targets of $1.6 million. In the event there is a shortfall in net revenues, the earn-out payment will be reduced proportionally to the extent of the shortfall, provided no earn-out payment shall be made if net revenues for the year fall below $1.0 million. Shortfalls may be carried over or carried back to the extent that net revenues in any other payout year exceeds the $1.6 million level.

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

      The following table summarizes our contingent base earn-out payments (in thousands)(1)(2)

                                                2004        2005        2006       2007         2008       Total
                                              ----------  ----------  ---------- ----------  ----------- -----------
Earn-out payments:
   Domestic                                   $   6,450   $   6,450   $   5,450  $       -   $        -  $   18,350
   International                                  1,000       1,000       1,000      1,000          255       4,255
                                              ----------  ----------  ---------- ----------  ----------- -----------
Total earn-out payments                       $   7,450   $   7,450   $   6,450  $   1,000   $      255  $   22,605
                                              ==========  ==========  ========== ==========  =========== ===========

Prior year pre-tax earnings targets (3):

   Domestic                                   $   8,686   $   8,686   $   8,686  $       -   $        -  $   26,058
   International                                  2,000       2,000       2,000      2,000          510       8,510
                                              ----------  ----------  ---------- ----------  ----------- -----------
   Total pre-tax earnings targets             $  10,686   $  10,686   $  10,686  $   2,000   $      510  $   34,568
                                              ==========  ==========  ========== ==========  =========== ===========

Earn-outs as a percentage of prior year pre-tax earnings targets:

   Domestic                                        74.3%       74.3%       62.7%      --          --          70.4%
   International                                   50.0%       50.0%       50.0%      50.0%       50.0%       50.0%
   Combined                                        69.7%       69.7%       60.4%      50.0%       50.0%       65.4%

----------------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2) During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $8.0 million if the applicable acquired companies generate an incremental $17.0 million in pre-tax earnings.

(3) Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangibles created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs.

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes the fair value based method of accounting for stock-based employee compensation, (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Items (ii) and (iii) in the new requirements of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has included the requirements of item (ii) in Note 3 - Summary of Significant Accounting Policies and will include the requirements of item (iii) beginning with its first interim report as of and for the period ending March 31, 2003.

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

Item 8. Financial Statements and Supplementary Data

      Our financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and footnotes related thereto, revised to reflect the restatement thereof as more fully discussed in
Note 2 to the consolidated financial statements, are included within Item 15(a) of this Report and may be found at pages 47 through 74. Predecessor combined financial statements for Air Plus for the year ended December 31, 2000 and footnotes related thereto are also included within Item 15(a) of this Report and may be found at pages 75 through 81. Schedule II - Valuation and Qualifying Accounts, may be found on page 82.

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

      Stephen M. Cohen has served as the Company's Senior Vice President, General Counsel and Secretary since April 2000. Since 1980, Mr. Cohen has been engaged in the practice of law, having most recently been a shareholder of Buchanan Ingersoll Professional Corporation from March 1996 to April 2000 and a partner of Clark, Ladner, Fortenbaugh & Young from March 1990 to March 1996. Mr. Cohen's practice focused on corporate finance and federal securities matters. Mr. Cohen received a B.S. in Accounting from the School of Commerce and Finance of Villanova University, a J.D. from Temple University and a L.L.M. in Taxation from Villanova University School of Law.

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

      Robert McCord has served as a member of our Board of Directors since March 2001. He is also a Managing Director of PA Early Stage, an affiliated fund of Safeguard Scientifics, Inc. At PA Early Stage, which he co-founded in 1997, Mr. McCord specializes in business development for their portfolio companies. He also serves as President and Chief Executive Officer of the Eastern Technology Council, a consortium of more than 1,200 technology-oriented companies. At the Technology Council he provides contacts, capital and information for senior executives. Mr. McCord co-founded and also serves as a principal of the Eastern Technology Fund, which provides seed and early-stage funding for technology companies in the eastern corridor. Previously, he served as Vice President of Safeguard Scientifics, Inc., a leader in identifying, developing and operating premier technology companies. Before joining Safeguard, Mr. McCord spent a decade on Capitol Hill where he served as Chief of Staff, Speechwriter and Budget Analyst in a variety of congressional offices. He specialized in budget and deregulatory issues and, as Chief Executive Officer of the bipartisan Congressional Institute for the Future, he ran a staff which tracked legislation and provided policy analyses and briefings. Mr. McCord earned his B.S., with high honors, from Harvard University and his MBA from the Wharton School.

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

                                                             Summary Compensation Table
                                                             --------------------------

                                                                                    Long-Term
                                                Annual Compensation            Compensation Awards
                                                -------------------            -------------------

                                                            Restricted
                                                              Stock           All Other
   Name and Principal Position    Salary         Bonus        Awards      Number of Options    Compensation(1)
   ---------------------------    ------         -----        ------      -----------------    ------------

Dennis L. Pelino, Chairman          2002      $360,000           -            -          1,900,000 (2)                -
and Chief Executive Officer         2001      $158,691    $180,000            -          1,800,000 (3)                -


Stephen M. Cohen, Senior            2002      $200,000     $15,000            -            100,000 (4)          $62,000
Vice President, General             2001      $227,884     $50,000            -            750,000 (5)                -
Counsel and Secretary               2000      $103,927           -            -            300,000 (6)                -

Bohn H. Crain, Chief Financial      2002      $200,000     $37,500            -            350,000 (7)          $44,000
Officer and Treasurer

Thomas L. Scully, Vice President    2002      $105,000     $12,500            -             25,000                    -
- Controller and Principal          2001       $12,519           -            -             25,000                    -
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

(2) These options were granted on July 3, 2002 and vest to the extent of 633,334 on the first anniversary of the award date and to the extent of 633,333 on the second and third anniversaries of the award date, with 100% acceleration of vesting in the event of a change of control transaction. These options also vest fully upon death, disability, or termination of employment without cause.

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

      o a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquirer immediately following the transaction, or a plan involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws is adopted; or

      o during any period of twelve consecutive months, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

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

                                                         Option Grants in Last Fiscal Year
                                                         ---------------------------------
                                                                                             Potential Realizable Value at
                                       % of Total                                            Assumed Annual Rates of Stock
                                         Options               Market                            Price Appreciation for
                                       Granted to              Price on                                Option Term
                         Number of    Employees in  Exercise   Date of       Expiration      -----------------------------
        Name          Options Granted  Fiscal-Year    Price      Grant          Date               5%             10%
        ----          ---------------  -----------    -----      -----          ----               --             ---
Dennis L. Pelino (1)      1,900,000       52.73%      $1.30      $1.09        July 2012        $903,000      $2,902,000
Stephen M. Cohen            100,000        2.78%      $1.30      $1.09        July 2012          48,000         153,000
Bohn H. Crain (2)           150,000        4.16%      $1.78      $1.78     January 2012         168,000         426,000
                            200,000        5.55%      $1.30      $1.09        July 2012          95,000         305,000
Thomas L. Scully             25,000        0.69%      $1.30      $1.13   September 2012          14,000          41,000

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

                                                           Fiscal Year End Option Values
                                                           -----------------------------

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

                                      Plan          Non-Plan          Total
                                   -----------    -----------     --------------
      Vested as of 12/31/02         2,942,381      2,256,650          5,199,031
      To vest in 2003               2,077,235         26,250          2,103,485
      To vest in 2004               1,472,010             --          1,472,010
      To vest in 2005               1,229,474             --          1,229,474
      To vest in 2006                 424,500             --            424,500
                                   -----------    -----------     --------------
                                    8,145,600      2,282,900         10,428,500
                                   ===========    ===========     ==============

      At March 17, 2003, these options were outstanding at the following exercise prices:

                   Number of Options
      ---------------------------------------------
                                                             Range of
          Plan          Non-Plan          Total          Exercise Prices
      --------------   ------------    ------------    ---------------------

          3,315,000      1,792,500       5,107,500            $0.50 - $1.00
          4,559,600         83,200       4,642,800            $1.21 - $2.00
            271,000        144,000         415,000            $2.05 - $4.00
                 --         73,600          73,600           $6.38 - $10.00
                 --        189,600         189,600          $12.50 - $17.50
      --------------   ------------    ------------

          8,145,600      2,282,900      10,428,500
      ==============   ============    ============

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

                                                     COMMON STOCK
                                                     ------------
                                                                  Shares Owned
                                                                  Beneficially
                                                                       and        Percentage of
Name of Beneficial Owner               Position                   of Record (1)        Class
------------------------               --------                   -------------        -----
Dennis L. Pelino(2)                    Officer, Director            2,506,222           8.34%
Stephen M. Cohen(3)                    Officer                        556,851           1.95%
Bohn H. Crain(4)                       Officer                         92,601               *
Thomas L. Scully(5)                    Officer                         15,204               *
David R. Jones(6)                      Director                       130,000               *
Aloysius T. Lawn, IV(7)                Director                        50,000               *
Robert McCord(8)                       Director                       100,000               *
J. Douglass Coates(9)                  Director                        25,000               *
Frank Palma(10)                        Director                        25,000               *

Brown Simpson Partners I, Ltd.         Beneficial Owner             2,011,840           6.71%
Carnegie Hall Tower
152 West 57th Street, 21st Fl.
New York, NY 10019(11)

Michael Karp                           Beneficial Owner             1,411,250           5.04%
University City Housing
1062 Lancaster Avenue
Suite 30B
Rosemont, PA 19010

All directors and executive officers                                3,500,878          11.31%
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

                                           SERIES D PREFERRED STOCK

                                                          Shares of
                                                   Series D Preferred Stock
                                                    Owned Beneficially and
      Name of Beneficial Owner                         of Record (1)(2)            Percentage of Class
      ------------------------                         ----------------            -------------------

      Brown Simpson Partners I, Ltd.                            201,184                    55%
      Carnegie Hall Tower
      152 West 57th Street, 21st Fl.
      New York, NY 10019

      Halifax Fund, LP                                           40,197                    11%
      195 Maplewood Avenue
      Maplewood, NJ  07040

      Schottenfeld Associates, L.P.                              25,451                     7%
      880 Third Avenue, 16th Floor
      New York, NY  10022

      Bridgewater Partners, L.P.                                 20,119                     6%
      880 Third Avenue, 16th Floor
      New York, NY  10022

      CSL Associates, LP                                         20,119                     6%
      399 Park Avenue,
      37th Floor
      New York, NY  10020

      Norton Herrick Irrevocable                                 40,201                    11%
      Securities Trust
      20 Community Place, 2nd Floor
      Morristown, NY  07960

      Total                                                     347,271

----------------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Series D preferred stock beneficially owned by them.

(2) Each of the shares of Series D preferred stock converts into ten shares of the Company's common stock. Shares of the Series D preferred stock have limited voting rights, on an as converted to common stock basis, in connection with a consolidation, sale or merger of the Company that could result in a change of control.

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

Payments to Significant Employees

      In connection with our acquisition of Global on April 4, 2002, we advanced the sum of $350,000 to Jason Totah. Mr. Totah was a former shareholder of Global and is a significant employee of the Company, serving as the President of Global and Stonepath Logistics International Services, Inc. The advance to Mr. Totah is to be repaid through 2006 by offset against the earn-out amounts that are otherwise due to Mr. Totah under the Stock Purchase Agreement.

      Air Plus leases certain of its office and warehouse facilities from Gary Koch. Mr. Koch was a former shareholder of Air Plus and is a significant employee of the Company, serving as the Chief Executive Officer of Air Plus and Stonepath Logistics Domestic Services, Inc. Air Plus leased two of its facilities from Mr. Koch in 2001 for a total rental of $110,000 for the period from October 5, 2001 to December 31, 2001. In 2002, one of the leases with

Mr. Koch expired. During 2002, the rental payments to Mr. Koch were $187,000. Payments under the lease with Mr. Koch were determined by reference to comparable rents, and management believes the amounts payable thereunder represent fair market rates.

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

      Each holder of our Series D convertible preferred stock has the right to convert at any time all or a portion of his Series D convertible preferred stock into ten (10) shares of common stock for each share of Series D convertible preferred stock converted, subject to certain anti-dilution adjustments. Any shares of Series D convertible preferred stock that are outstanding after December 31, 2004 will automatically be converted into common stock. Automatic conversion will also occur: (i) once the average closing price of our common stock is over $7.50 for thirty (30) consecutive trading days; (ii) upon a merger or sale transaction after December 31, 2003, unless the transaction otherwise provides for the exchange of the outstanding shares of Series D convertible preferred stock for a like-kind preferred stock of the acquirer/surviving corporation; or (iii) upon the affirmative vote of holders of eighty (80%) percent of the Series D convertible preferred stock.

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

Loan to Officer

      Under the terms of our employment agreement with Mr. Cohen, we provided him with a loan in the principal amount of $100,000. The loan accrues interest at the rate of 8% per annum and is due on April 17, 2004, or such earlier date that Mr. Cohen shall have received aggregate proceeds of $5,000,000 from the sale of his options or the shares of common stock underlying his options. However, Mr. Cohen is not required to repay the loan if by April 17, 2004, the sum of the proceeds which he has received from the sale of his options or the shares of common stock underlying his options and the remaining equity in the options as of April 17, 2004 does not equal or exceed $5,000,000.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

      1.  Consolidated Financial Statements:
              Independent Auditors' Report............................................................   47
          Consolidated Balance Sheets as of December 31, 2002 (As restated) and 2001 (As restated)....   48
          Consolidated Statements of Operations for the Years Ended
              December 31, 2002 (As restated), 2001 (As restated) and 2000............................   49
          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
              for the Years Ended December 31, 2002 (As restated), 2001 (As restated) and 2000........   50
          Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2002 (As restated), 2001 (As restated) and 2000............................   52
          Notes to Consolidated Financial Statements..................................................   53

      2.  Predecessor Combined Financial Statements:
              Independent Auditors' Report............................................................   75
          Combined Statements of Operations for the Year Ended
              December 31, 2000, and the Six Months Ended June 30, 2001 and 2000 (Unaudited)..........   76
          Combined Statements of Changes in Shareholders' Equity and Comprehensive Income
              for the Year Ended December 31, 2000 and the Six Months Ended June 30, 2001
              (Unaudited).............................................................................   77
          Combined Statements of Cash Flows for the Year Ended
              December 31, 2000 and the Six Months Ended June 30, 2001 and 2000 (Unaudited)...........   78
          Notes to Combined Financial Statements......................................................   79


      3.  Consolidated Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts.............................................   82

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

Exhibit
Number            Document
------            --------

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

4.12(9)           Stock Option Agreement between the Company and Stephen M.
                  Cohen dated April 19, 2001

4.13(14)          Stock Option Agreement between the Company and Stephen M.
                  Cohen dated July 3, 2002.

4.14(13) Stock Option Agreement between the Company and Bohn H. Crain dated January 10, 2002

4.15(14) Stock Option Agreement between the Company and Bohn H. Crain dated July 3, 2002

4.16(18) Stock Option Agreement between the Company and Bohn H. Crain dated February 24, 2003

Exhibit
Number            Document
------            --------

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

4.22(9)           Stock Option Agreement between Net Value, Inc. and Andrew P.
                  Panzo dated December 4, 1999

4.23(12) Option to Purchase Common Stock of the Company granted to Andrew P. Panzo effective as of June 1, 1999

10.1(10) Amended and Restated Employment Agreement between the Company and Dennis L. Pelino dated February 22, 2002

10.2(12) Amended and Restated Employment Agreement between the Company and Stephen M. Cohen dated April 19, 2001

10.3(10) Letter Agreement between the Company and Stephen M. Cohen dated December 27, 2001 10.4(18) Amended and Restated Employment Agreement between the Company and Bohn H. Crain dated February 24, 2003

10.5(15) Separation Agreement between the Company and Andrew P. Panzo dated December 11, 2001

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

21.1(18)          Subsidiaries of Stonepath Group, Inc.

23.1(19)          Independent Auditors' Consent

23.2(19)          Independent Auditors' Consent

Exhibit
Number            Document
------            --------

31.1(19) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(19) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(19) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2(19) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

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

(6) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed July 31, 2002 (Registration No. 333-91240).

(7) Incorporated by reference to the Company's Current Report on Form 8-K dated March 3, 2000, filed March 17, 2000

(8) Incorporated by reference to the Company's Form 10-Q for the third quarter ended September 30, 2002, filed November 14, 2002.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed December 11, 2001

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed March 29, 2002

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

(14) Incorporated by reference to the Company's Form 10-Q for the second quarter ended June 30, 2002, filed August 14, 2002

(15) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2001, filed December 27, 2001

(16) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on February 25, 2003 (Registration No. 10439).

(17) Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2002, filed May 20, 2002

(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003.

(19)  Filed herewith.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2001.

                                                     /s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2003, except
   as to Note 18, which is
   as of March 10, 2003 and
   Note 2, which is as of
   August 25, 2003

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001


                                                                                         Restated            Restated
                                                                                           2002                2001
                                                                                       ------------       --------------
                                                     Assets
Current assets:
     Cash and cash equivalents                                                         $ 2,266,108         $ 15,227,830
     Accounts receivable, less allowances for doubtful accounts
        of $320,000 and $167,000 at 2002 and 2001, respectively                         21,799,983            7,303,426
     Loans receivable from related parties                                                  39,593               64,589
     Prepaid expenses                                                                      963,102              618,873
     Assets of discontinued operations                                                     300,000              415,845
                                                                                       ------------       --------------
                                 Total current assets                                   25,368,786           23,630,563

Goodwill                                                                                20,311,150           10,822,816
Furniture and equipment, net                                                             3,233,677            1,737,603
Acquired intangibles, net                                                                5,042,555            4,322,333
Note receivable, related party                                                             262,500                    -
Other assets                                                                               946,847              289,574
                                                                                       ------------       --------------
                                 Total assets                                          $55,165,515         $ 40,802,889
                                                                                       ============       ==============

                                       Liabilities and Stockholders' Equity

     Current liabilities:
     Accounts payable                                                                  $12,873,703         $  5,353,656
     Earn-out payable                                                                    3,879,856                    -
     Accrued payroll and related expenses                                                1,195,275            1,427,315
     Accrued expenses                                                                    1,786,100            1,590,272
                                                                                       ------------       --------------
                                 Total current liabilities                              19,734,934            8,371,243
                                                                                       ------------       --------------

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        Series C, convertible, issued and outstanding: 3,750,479 shares at 2001                  -                3,750
        Series D, convertible, issued and outstanding: 360,745 shares at 2002
          (liquidation preference: $21,644,700)                                                361                    -
     Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 23,453,414 shares and 20,903,110 shares at 2002 and 2001,
     respectively                                                                           23,453               20,903
     Additional paid-in capital                                                        196,235,064          210,730,999
     Accumulated deficit                                                              (160,711,891)        (178,112,368)
     Deferred compensation                                                                (116,406)            (211,638)
                                                                                       ------------       --------------
                                 Total stockholders' equity                             35,430,581           32,431,646
                                                                                       ------------       --------------

                                 Total liabilities and stockholders' equity            $55,165,515         $ 40,802,889
                                                                                       ============       ==============



          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                            Restated          Restated
                                                                              2002              2001              2000
                                                                        ----------------  ----------------  ----------------

Revenues                                                                $   139,649,219   $    15,597,889   $             -

Cost of transportation                                                      101,339,024         9,740,774                 -
                                                                        ----------------  ----------------  ----------------

Net revenues                                                                 38,310,195         5,857,115                 -
Personnel costs                                                              19,089,069         5,997,245         4,262,646
Other selling, general and administrative costs                              14,679,960         3,916,601         3,125,929
Depreciation and amortization                                                 2,186,951           495,046            31,275
                                                                        ----------------  ----------------  ----------------


Income (loss) from operations                                                 2,354,215        (4,551,777)       (7,419,850)
Other income (expense):
    Interest income                                                              90,680         1,285,657         2,080,140
    Interest expense                                                                  -            (4,102)          (15,713)
    Other income                                                                 37,311            13,153                 -
                                                                        ----------------  ----------------  ----------------

Income (loss) from continuing operations before income taxes                  2,482,206        (3,257,069)       (5,355,423)
Income taxes                                                                    101,877                 -                 -
                                                                        ----------------  ----------------  ----------------


Income (loss) from continuing operations                                      2,380,329        (3,257,069)       (5,355,423)
Discontinued operations:
     Loss from discontinued operations                                                -       (13,862,713)      (30,815,850)
                                                                        ----------------  ----------------  ----------------

Net income (loss)                                                             2,380,329       (17,119,782)      (36,171,273)
Preferred stock dividends and effect of redemption                           15,020,148        (4,151,198)      (45,750,830)
                                                                        ----------------  ----------------  ----------------


Net income (loss) attributable to common stockholders                   $    17,400,477   $   (21,270,980)  $   (81,922,103)
                                                                        ================  ================  ================

Basic earnings (loss) per common share -
     Continuing operations                                              $          0.79   $         (0.36)  $         (2.89)
     Discontinued operations                                                          -             (0.68)            (1.75)
                                                                        ----------------  ----------------  ----------------

         Earnings (loss) per common share                               $          0.79   $         (1.04)  $         (4.64)
                                                                        ================  ================  ================

Diluted earnings (loss) per common share -
     Continuing operations                                              $          0.08   $         (0.36)  $         (2.89)
     Discontinued operations                                                          -             (0.68)            (1.75)
                                                                        ----------------  ----------------  ----------------

     Earnings (loss) per common share                                   $          0.08   $         (1.04)  $         (4.64)
                                                                        ================  ================  ================



Basic weighted average common shares outstanding                             22,154,861        20,510,345        17,657,913
                                                                        ================  ================  ================



Diluted weighted average common shares outstanding                           29,232,568        20,510,345        17,657,913
                                                                        ================  ================  ================


          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years ended December 31, 2002, 2001 and 2000

                                       Preferred stock, Series C       Preferred stock, Series D
                                      ----------------------------  ------------------------------


                                         Shares          Amount         Shares          Amount
                                      --------------  ------------  --------------    ------------

Balances at December 31, 1999                   --     $        --             --     $        --

Net loss                                        --              --             --              --
Other comprehensive loss:
       Unrealized loss on
        available-for-sale securities           --              --             --              --

Comprehensive loss

Issuance of warrants                            --              --             --              --
Issuance of common stock, net of
        cancellations                           --              --             --              --
Issuance of preferred stock, Series
        C, net                           4,166,667           4,167             --              --
Completion of in-process merger with
        Net Value, Inc.                         --              --             --              --
Contributed capital                             --              --             --              --
Series B preferred stock conversion             --              --             --              --
Series C preferred stock conversion       (779,793)           (779)            --              --
Preferred stock dividends                  270,196             269             --              --
Treasury stock                                  --              --             --              --
Compensatory common stock, options
        and warrants issued, net of
        cancellations                           --              --             --              --
Amortization of deferred stock-based
        compensation                            --              --             --              --
                                      --------------  ------------  --------------    ------------

Balances at December 31, 2000            3,657,070           3,657             --              --

Net loss                                        --              --             --              --
Other comprehensive income:
     Unrealized gain on
        available-for-sale securities           --              --             --              --

Comprehensive loss

Issuance of contingent warrants                 --              --             --              --
Exercise of options and warrants                --              --             --              --
Series C preferred stock conversion       (205,660)           (206)            --              --
Preferred stock dividends                  299,069             299             --              --
Compensatory common stock, options
        and warrants issued, net of
        cancellations                           --              --             --              --
Amortization of deferred stock-based
        compensation                            --              --             --              --
                                      --------------  ------------  --------------    ------------

Balances at December 31, 2001,
        restated                         3,750,479           3,750             --              --


Net income                                      --              --             --              --

Exercise of options and warrants                --              --             --              --
Series C preferred stock conversion     (3,913,220)         (3,913)       360,745             361
Preferred stock dividends                  162,741             163             --              --
Compensatory warrants issued                    --              --             --              --
Amortization of deferred stock-based
        compensation                            --              --             --              --
                                      --------------  ------------  --------------    ------------
Balances at December 31, 2002,
        restated                                --     $        --        360,745     $       361
                                      ==============  ============  ==============    ============

                                                    Common stock
                                      -----------------------------------------------
                                          Net Value, Inc.      Stonepath Group, Inc.      Additional
                                      ---------------------- ------------------------       paid-in
                                        Shares      Amount      Shares       Amount         capital
                                      ---------- ----------- ------------   ---------    ------------

Balances at December 31, 1999          1,037,338  $    1,038   15,522,807  $   15,523    $103,946,136

Net loss                                      --          --           --          --              --
Other comprehensive loss:
       Unrealized loss on
        available-for-sale securities         --          --           --          --              --

Comprehensive loss

Issuance of warrants                          --          --           --          --       7,391,691
Issuance of common stock, net of
        cancellations                     60,250          60    1,494,822       1,495      10,478,493
Issuance of preferred stock, Series
        C, net                                --          --           --          --      40,878,920
Completion of in-process merger with
        Net Value, Inc.               (1,092,588)     (1,093)   1,754,132       1,754            (661)
Contributed capital                           --          --           --          --         853,319
Series B preferred stock conversion           --          --    1,180,180       1,180       4,304,734
Series C preferred stock conversion           --          --      779,793         779              --
Preferred stock dividends                     --          --           --          --      45,642,097
Treasury stock                            (5,000)         (5)    (312,200)       (312)     (1,203,044)
Compensatory common stock, options
        and warrants issued, net of
        cancellations                         --          --           --          --      (1,368,356)
Amortization of deferred stock-based
compensation                                  --          --           --          --              --
                                      ---------- ----------- ------------   ---------    ------------

Balances at December 31, 2000                 --          --   20,419,534      20,419     210,923,329

Net loss                                      --          --           --          --              --
Other comprehensive income:
     Unrealized gain on
     available-for-sale securities            --          --           --          --              --

Comprehensive loss

Issuance of contingent warrants               --          --           --          --         562,370
Exercise of options and warrants              --          --      200,000         200         199,800
Series C preferred stock conversion           --          --      205,660         206              --
Preferred stock dividends                     --          --           --          --       3,588,529
Compensatory common stock, options
        and warrants issued, net of
        cancellations                         --          --       77,916          78      (4,543,029)
Amortization of deferred stock-based
        compensation                          --          --           --          --              --
                                      ---------- ----------- ------------   ---------    ------------

Balances at December 31, 2001,
        restated                              --          --   20,903,110      20,903     210,730,999


Net income                                    --          --           --          --              --

Exercise of options and warrants              --          --      440,808         441         424,740
Series C preferred stock conversion           --                2,109,496       2,109     (16,971,597)
Preferred stock dividends                     --          --           --          --       1,952,729
Compensatory warrants issued                  --          --           --          --          95,000
Amortization of deferred stock-based          --
        compensation                          --          --           --                       3,193
                                      ---------- ----------- ------------   ---------    ------------
Balances at December 31, 2002,
        restated                              --  $       --   23,453,414      23,453     196,235,064
                                      ========== =========== ============   =========    ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                   (continued)
                  Years ended December 31, 2002, 2001 and 2000

                                                     Accumulated
                                                        other        Deferred                           Total
                                       Accumulated  comprehensive   stock-based                     comprehensive
                                         deficit        loss       compensation          Total       income(loss)
                                      ---------------------------------------------------------------------------

Balances at December 31, 1999         $ (74,919,285)          --    $(27,342,172)     $ 1,701,240


Net loss                                (36,171,273)          --              --      (36,171,273)   $(36,171,273)
Other comprehensive loss:
       Unrealized loss on
        available-for-sale securities            --       (8,688)             --           (8,688)         (8,688)
                                                                                                    -------------

Comprehensive loss                                                                                   $(36,179,961)
                                                                                                    =============

Issuance of warrants                             --           --              --        7,391,691
Issuance of common stock, net of
        cancellations                            --           --              --       10,480,048
Issuance of preferred stock, Series
        C, net                                   --           --              --       40,883,087
Completion of in-process merger with
        Net Value, Inc.                          --           --              --               --
Contributed capital                              --           --              --          853,319
Series B preferred stock conversion              --           --              --        4,305,914
Series C preferred stock conversion              --           --              --               --
Preferred stock dividends               (45,750,830)          --              --         (108,464)
Treasury stock                                   --           --              --       (1,203,361)
Compensatory common stock, options
        and warrants issued, net of
        cancellations                            --           --       1,368,356               --
Amortization of deferred stock-based
        compensation                             --           --      15,202,092       15,202,092
                                      -------------      -------    ------------      -----------

Balances at December 31, 2000          (156,841,388)      (8,688)    (10,771,724)      43,325,605

Net loss                                (17,119,782)          --              --      (17,119,782)   $(17,119,782)
Other comprehensive income:
     Unrealized gain on
        available-for-sale securities            --        8,688              --            8,688           8,688
                                                                                                    -------------

Comprehensive loss                                                                                   $(17,111,094)
                                                                                                    =============

Issuance of contingent warrants            (562,370)          --              --               --
Exercise of options and warrants                 --           --              --          200,000
Series C preferred stock conversion              --           --              --               --
Preferred stock dividends                (3,588,828)          --              --               --
Compensatory common stock, options
        and warrants issued, net of
        cancellations                            --           --       4,845,297          302,346
Amortization of deferred stock-based
        compensation                             --           --       5,714,789        5,714,789
                                      -------------      -------    ------------      -----------
Balances at December 31, 2001,
        restated                       (178,112,368)          --        (211,638)      32,431,646


Net income                                2,380,329           --              --        2,380,329    $  2,380,329
                                                                                                     ============

Exercise of options and warrants                 --           --              --          425,181
Series C preferred stock conversion      16,973,040           --              --               --
Preferred stock dividends                (1,952,892)          --              --               --
Compensatory warrants issued                     --           --              --           95,000
Amortization of deferred stock-based
        compensation                             --           --          95,232           98,425
                                      -------------      -------    ------------      -----------
Balances at December 31, 2002,                                                                 --
        restated                      $(160,711,891)     $    --    $   (116,406)     $35,430,581
                                      =============      =======    ============      ===========

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                        Restated        Restated
                                                                          2002            2001             2000
                                                                       ------------   -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                   $ 2,380,329    $(17,119,782)    $(36,171,273)

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                    2,186,951         495,046        1,620,855
        Stock-based compensation - continuing operations                    98,425       2,394,106        3,395,755
        Interest paid with common stock                                          -               -          216,511
        Loss from disposal of furniture and equipment                        4,560         101,126                -
   Changes in assets and liabilities, net of effect of acquisitions:
         Accounts receivable                                            (5,731,830)      1,205,807                -
         Other assets                                                     (160,903)       (133,499)         (96,347)
         Accounts payable and accrued expenses                             639,201        (470,871)          87,696
    Discontinued operations - working capital changes
         and non-cash items                                                      -      13,025,075       25,166,329
                                                                       ------------   -------------    -------------

                   Net cash used in operating activities                  (583,267)       (502,992)      (5,780,474)
                                                                       ------------   -------------    -------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                     (10,497,306)    (18,011,262)               -
   Purchases of furniture and equipment                                 (1,812,750)       (280,670)        (232,488)
   Proceeds from sale of furniture and equipment                                 -          32,926                -
   Loans made                                                             (350,000)               -         (350,000)
   Discontinued operations:
        Advances to affiliate companies                                          -        (552,000)      (2,004,841)
        Collections on advances to affiliate companies                           -       1,000,000          105,000
        Purchase of available for sale securities                                -        (452,900)               -
        Proceeds from sale of available for sale securities                      -          57,910                -
        Acquisition of ownership interests in affiliate companies                -        (200,000)     (13,820,000)
        Proceeds from sale of ownership interests in affiliate
          companies                                                        115,000       6,285,953          100,000
                                                                       ------------   -------------    -------------

                    Net cash used in investing activities              (12,545,056)    (12,120,043)     (16,202,329)
                                                                       ------------   -------------    -------------

Cash flows from financing activities:
   Issuance of common stock                                                425,181         200,000        1,099,602
   Payment of equity financing fees                                        (25,000)              -                -
   Payment of debt financing fees                                         (233,580)              -                -
   Net repayments on short-term debt                                             -      (1,448,786)         (28,281)
   Payment of long-term debt                                                     -               -          (79,034)
   Issuance of preferred stock and warrants                                      -               -       48,274,760
   Purchase and retirement of treasury stock                                     -               -       (1,203,361)
   Payment of preferred stock dividend, Series B                                 -               -         (108,464)
                                                                       ------------   -------------    -------------

                   Net cash provided by (used in) financing
                     activities                                            166,601      (1,248,786)      47,955,222
                                                                       ------------   -------------    -------------

                   Net increase (decrease) in cash and cash
                     equivalents                                       (12,961,722)    (13,871,821)      25,972,419
Cash and cash equivalents, beginning of year                            15,227,830      29,099,651        3,127,232
                                                                       ------------   -------------    -------------

Cash and cash equivalents, end of year                                 $ 2,266,108     $15,227,830     $ 29,099,651
                                                                       ============   =============    =============

Cash paid for interest                                                 $         -    $      4,102     $     29,153
                                                                       ============   =============    =============

Cash paid for income taxes                                             $    84,959    $          -     $      2,586
                                                                       ============   =============    =============

Supplemental disclosure of non-cash investing and financing activities:

   Increase in goodwill related to accrued earn-out payments           $ 3,879,856    $          -     $          -
                                                                       ============   =============    =============

   Issuance of warrants in connection with private placement           $    95,000     $         -     $         -
                                                                       ============   =============    =============

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

(2)   Restatement of Previously Reported Consolidated Financial Statements

      The Company has been engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") as part of a review of one of the Company's filings. The results of our discussions with the Staff have led the Company to restate its consolidated financial statements for the quarters ended June 30, 2003 and March 31, 2003, and for the years ended December 31, 2002 and 2001.

      The restatement relates to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash used in operating activities, net cash used in investing activities or net cash provided by (used in) financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

      Accordingly, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2001. The effects of this restatement on previously reported consolidated financial statements as of and for the years ended December 31, 2002 and 2001 are summarized below.

                                         December 31, 2002                 December 31, 2001
                                  -------------------------------  ----------------------------------
                                          As                               As
                                      Previously         As            Previously           As
                                       Reported       Restated          Reported         Restated
                                  ---------------- --------------  ---------------- -----------------

Selected Balance Sheet Data:

Goodwill                              $25,041,150    $20,311,150       $14,437,816       $10,822,816

Acquired intangibles, net               1,760,611      5,042,555           970,000         4,322,333

Total assets                           56,613,571     55,165,515        41,065,556        40,802,889

Accumulated deficit                  (159,263,835)  (160,711,891)     (177,849,701)     (178,112,368)

Total stockholders' equity             36,878,637     35,430,581        32,694,313        32,431,646

Total liabilities and
  stockholders' equity                 56,613,571     55,165,515        41,065,556        40,802,889

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

                                             Year Ended                        Year Ended
                                          December 31, 2002                  December 31, 2001
                                    -------------------------------- --------------------------------
                                          As                                As
                                      Previously           As           Previously          As
                                       Reported         Restated         Reported        Restated
                                    --------------  ---------------- --------------- ----------------

Selected Statement of
Operations Data:
Depreciation and amortization        $  1,001,562    $   2,186,951    $    232,379    $     495,046
Income (loss) from operations           3,539,604        2,354,215      (4,289,110)      (4,551,777)
Income (loss) from continuing
  operations before income taxes        3,667,595        2,482,206      (2,994,402)      (3,257,069)
Income (loss) from continuing
  operations                            3,565,718        2,380,329      (2,994,402)      (3,257,069)

Net income (loss)                       3,565,718        2,380,329     (16,857,115)     (17,119,782)
Net income (loss) attributable
  to common stockholders               18,585,866       17,400,477     (21,008,313)     (21,270,980)

Basic earnings (loss) per common share:
Continuing operations                       $0.84            $0.79          $(0.34)          $(0.36)
Earnings (loss) per common
  Share                                      0.84             0.79           (1.02)           (1.04)

Diluted earnings (loss) per
  common share
Continuing operations                       $0.12            $0.08          $(0.34)          $(0.36)
Earnings (loss) per common share             0.12             0.08           (1.02)           (1.04)

Selected Statement of Cash
Flows Data:
Net income (loss)                      $3,565,718       $2,380,329    $(16,857,115)    $(17,119,782)
Depreciation and amortization           1,001,562        2,186,951         232,379          495,046




(3)   Summary of Significant Accounting Policies

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

      f)   Goodwill

           Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases (see Note 5).

           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed its annual impairment test during the fourth quarter of 2002 and noted no impairment for either of its reporting units. In the future, the Company expects to perform the annual test during its fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

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

      i)   Revenue Recognition

           The Company derives its revenues from three principal sources: freight forwarding, customs brokerage, and warehousing and other value added services.

           As a freight forwarder, the Company is primarily a non-asset based carrier that does not own or lease any significant transportation assets. The Company generates the majority of its revenues by purchasing transportation services from direct (asset-based) carriers and using those services to provide transportation of property for compensation to its customers. The Company is able to negotiate favorable buy rates from the direct carriers by consolidating shipments from multiple customers and concentrating its buying power, while at the same time offering lower sell rates than most customers would otherwise be able to negotiate themselves. When acting as an indirect carrier, the Company will enter into a written agreement with its customers or issue a tariff and a house bill of lading to customers as the contract of carriage. When the freight is physically tendered to a direct carrier, the Company receives a separate contract of carriage, or master bill of lading. In order to claim for any loss associated with the freight, the customer is first obligated to pay the freight charges.

           Based on the terms in the contract of carriage, revenues related to shipments where the Company issues a house bill of lading are recognized when the freight is delivered to the direct carrier at origin. Costs related to the shipment are also recognized at this same time.

           All other revenues, including revenues for customs brokerage and warehousing and other value added services, are recognized upon completion of the service.


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

           The table below illustrates the effect on net income (loss) attributable to common stockholders and income (loss) per share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123. See Notes 12 and 13 for additional information regarding options and warrants.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

                                                             Restated        Restated
Year ended December 31:                                        2002            2001               2000
                                                           -------------   --------------    ----------------

Net income (loss) attributable to common stockholders:
As reported                                                 $ 17,400,477   $ (21,270,980)    $   (81,922,103)
Add: stock-based employee compensation expense included
     in reported net income (loss), net of tax                    92,566       5,713,168           7,584,654
Deduct:  Total stock-based compensation expense
     determined under fair value method for all awards,
     net of tax                                               (1,922,051)    (10,040,316)         (6,517,739)
                                                           -------------   --------------    ----------------

Pro forma                                                    $15,570,992    $(25,598,128)       $(80,855,188)
                                                           =============   ==============    ================

Basic earnings (loss) per common share:
     As reported                                                  $0.79           $(1.04)             $(4.64)
     Pro forma                                                     0.70            (1.25)              (4.58)

Diluted earnings (loss) per common share:
     As reported                                                  $0.08           $(1.04)             $(4.64)
     Pro forma                                                     0.02            (1.25)              (4.58)

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

           During the years ended December 31, 2001 and 2000, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive. The following table indicates the calculation of earnings per share for the year ended December 31, 2002:

                                                                                    Restated                      Restated
                                                                                      Net                        Per Share
                                                                                     Income        Shares          Amount
                                                                                 --------------- -------------  -------------
  Net income                                                                     $   2,380,329
  Less:  Preferred stock dividend                                                   (1,952,892)
  Plus:  Redemption of Series C Preferred Stock in exchange transaction (see
  Note 12)                                                                          16,973,040
                                                                                 -------------

  Basic Earnings per Common Share
  Net income attributable to common stockholders                                    17,400,477     22,154,861    $    0.79
                                                                                                                 =========

 Effect of Dilutive Securities
    Options and warrants                                                              --            3,331,275
    Convertible preferred stock                                                    (15,020,148)     3,746,432
                                                                                 -------------     ----------

  Diluted Earnings Per Common Share
  Net income attributable to common stockholders plus assumed conversions
                                                                                 $   2,380,329     29,232,568    $    0.08
                                                                                 =============     ==========    =========

                                       57

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

(4)   Discontinued Operations

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

      On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company's former business of investing in early-stage technology companies, since these investments were incompatible with the Company's current strategy of building a global

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      integrated logistics services organization. Therefore, for financial reporting purposes, the assets, liabilities, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The consolidated financial statements of prior periods have been reclassified to reflect this presentation. The Company has never recognized any revenues from its former business model. Pre-tax operating losses amounting to $13,862,713 and $30,815,850 are reflected in the accompanying consolidated statements of operations as loss from discontinued operations for the years ended December 31, 2001 and 2000, respectively.

      The net assets of discontinued operations relate primarily to investments in early-stage technology companies. The Company anticipates disposing of its remaining investment during 2003.

(5)   Acquisitions

      On October 5, 2001, the Company acquired all of the outstanding shares of M.G.R., Inc., d/b/a Air Plus Limited, and its operating affiliates (collectively, "Air Plus"), a group of Minneapolis-based privately held companies. The results of Air Plus' operations have been included in the consolidated financial statements since that date. Air Plus provides a full range of logistics and transportation services throughout North America. As a result of the acquisition, the Company completed the first step in its plan to become a leading provider of logistics and transportation services.

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


                                                                As of
                                                           October 5, 2001
                                                              Restated
                                                           ---------------
                                                            (in thousands)
               Current assets                                   $  9,651
               Furniture and equipment                             1,538
               Other assets                                          448
               Intangible assets                                   4,615
               Goodwill                                           10,823
                                                                --------

                    Total assets acquired                         27,075
                                                                --------

               Current liabilities                                 8,321
                                                                --------

                    Total liabilities assumed                      8,321
                                                                --------

               Net assets acquired                              $ 18,754
                                                                ========

      The acquired intangible assets have a weighted average useful life of ten years. The intangible assets include a customer relationship intangible of $4,415,000 which is being amortized under the declining balance method using a 25% rate and a covenant-not-to-compete of $200,000 with a three-year life. The $10,823,000 of goodwill was assigned to the Company's domestic business unit and is deductible for income tax purposes.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      On April 4, 2002, the Company acquired all of the issued and outstanding common shares of Global Transportation Services, Inc. ("Global"), a Seattle-based privately held company that provides a full range of international air and ocean logistics services, for $5,000,000 in cash paid at the closing and up to an additional $7,000,000 payable over a five year earn-out period based upon the future financial performance of Global. The Company agreed to pay the former Global shareholders a total of $5,000,000 base earn-out payments in installments of $745,000 in 2003, $1,000,000 in 2004 through 2007 and $255,000 in 2008, with each installment payable in full if Global achieves pre-tax income of $2,000,000 in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2,000,000 level. The Company has also provided former Global shareholders with additional incentive to generate earnings in excess of the base $2,000,000 annual earnings target ("tier-two earn-out"). Under Global's tier-two earn-out, former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10,000,000 generated during the five year earn-out period subject to a maximum additional earn-out opportunity of $2,000,000. Global would need to generate cumulative earnings of $15,000,000 over the five year earn-out period to receive the full $7,000,000 in contingent earn-out payments. With the closing of the transaction, the Company established its international platform for services between the Far East, the United States and Europe.

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


                                                                 As of
                                                             April 4, 2002
                                                               Restated
                                                             -------------
                                                            (in thousands)
             Current assets                                 $        3,664
             Furniture and equipment                                   169
             Other assets                                              149
             Intangible asset                                          340
             Goodwill                                                4,463
                                                            ---------------
                      Total assets acquired                          8,785
                                                            ---------------

             Current liabilities                                     3,319
                                                            ---------------
                      Total liabilities assumed                      3,319
                                                            ---------------

             Net assets acquired                            $        5,466
                                                            ===============

      The acquired intangible asset is a covenant-not-to-compete which has a useful life of five years. The $4,463,000 of goodwill was assigned to the Company's international business unit and is deductible for income tax purposes.

      On May 30, 2002, the Company acquired all of the issued and outstanding common shares of United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. ("United American"), a Detroit-based privately held provider of expedited transportation services. The United American transaction provided the Company with a new time-definite service offering focused on the automotive industry. The purchase price was $5,100,000 in cash at closing and up to an additional $11,000,000 payable over a four-year earn-out period based upon the future financial performance of United American. The Company agreed to pay the former United American shareholder a total of $5,000,000 base earn-out payments in installments of $1,250,000 in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2,200,000 in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      income in any other payout year exceeds the $2,200,000 level. The Company has also provided the former United American shareholder with additional incentive to generate earnings in excess of the base $2,200,000 annual earnings target ("tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated from a certain pre-acquisition customer in excess of $8,800,000 generated during the four year earn-out period subject to a maximum additional earn-out opportunity of $6,000,000. United American would need to generate cumulative earnings of $20,800,000 over the four year earn-out period to receive the full $11,000,000 in contingent earn-out payments.

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


                                                                As of
                                                            May 30, 2002
                                                              Restated
                                                            ------------
                                                           (in thousands)
                Current assets                              $     5,150
                Furniture and equipment                             161
                Other assets                                         88
                Intangible assets                                 1,625
                Goodwill                                          1,235
                                                            -----------

                     Total assets acquired                        8,259
                                                            -----------

                Current liabilities                               3,111
                                                            -----------
                     Total liabilities assumed                    3,111
                                                            -----------

                Net assets acquired                         $     5,148
                                                            ===========

      The acquired intangible assets have a weighted average useful life of ten years. The intangible assets include a customer relationship intangible of $1,525,000, which is being amortized under the declining balance method using a 25% rate and a covenant-not-to-compete of $100,000 with a three-year life. The $1,235,000 of goodwill was assigned to the Company's domestic business unit and is deductible for income tax purposes.

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

      The primary reasons for the acquisitions of Air Plus, Global and United American (the "material acquisitions") and the factors that contributed to the recognition of goodwill are that the acquired entities: 1) established or expanded the domestic and international platforms, 2) had experienced, well-trained workforces, 3) expanded the Company's time-definite service offerings, and 4) strategically broadened the geographical dispersion of the Company's service facilities. The Company expects, through cross-selling and other initiatives, to increase the acquired entities' revenues and profitability through an expansion of the value added services that it offers. In addition, the Company expects to reduce the operating expenses of the acquired entities through economies of scale and synergies, such as the centralization of certain administrative functions. By creating a larger, stronger organization, the Company expects to improve its access to, and the availability of, future capital.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      The following unaudited pro forma information is presented as if the material acquisitions had occurred on January 1, 2001 (in thousands):

                                                                Years ended December 31,
                                                            ---------------------------------
                                                                Restated         Restated
                                                                  2002             2001
                                                            ---------------- ----------------
            Total revenues                                  $     165,853    $     133,193
                                                            =============    =============
            Net revenues                                    $      45,154    $      37,402
                                                            =============    =============
            Net income                                      $       4,369    $       1,782
                                                            =============    =============
            Net income (loss) attributable
               to common stockholders                       $      19,389    $      (2,369)
                                                            =============    =============
            Basic earnings (loss) per common share          $        0.88    $       (0.12)
                                                            =============    =============
            Diluted earnings (loss) per common share        $        0.15    $       (0.12)
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

(6)   Acquired Intangible Assets

      Information with respect to acquired intangible assets is as follows:

                                                                             December 31,
                                                   -----------------------------------------------------------------
                                                              Restated                          Restated
                                                                2002                              2001
                                                   -------------------------------   -------------------------------
                                                       Gross                            Gross
                                                      Carrying       Accumulated       Carrying        Accumulated
                                                       Amount       Amortization        Amount        Amortization
                                                   ---------------  --------------   --------------  ---------------
         Amortizable intangible assets:
              Customer relationship                $   5,980,000    $   1,533,667    $   4,415,000   $     276,000
              Covenants-not-to-compete                   760,000          163,778          200,000          16,667
                                                   -------------    -------------    -------------   -------------

         Total                                     $   6,740,000    $   1,697,445    $   4,615,000   $     292,667
                                                   =============    =============    =============   =============

        Aggregate amortization expense:

               For the year ended December 31, 2002                 $ 1,404,778
                                                                    ===========

               Estimated aggregate amortization expense:

                    For the year ended December 31, 2003            $ 1,313,000
                    For the year ended December 31, 2004              1,020,000
                    For the year ended December 31, 2005                735,000
                    For the year ended December 31, 2006                535,000
                    For the year ended December 31, 2007                369,000

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(7)   Furniture and Equipment

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

(8)   Revolving Credit Facility

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

(9)   Income Taxes

      Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities that give rise to the temporary difference. The tax effects of temporary differences that give rise to the Company's deferred tax accounts are as follows:

                                                                                    December 31,
                                                                          ---------------------------------
                                                                             Restated          Restated
                                                                               2002              2001
                                                                          ---------------    --------------
        Deferred tax assets:
             Accruals                                                     $                  $
                                                                                  52,000            141,000
             Equity in losses of affiliate companies                             432,000            578,000
             Amortization and depreciation                                            --            129,000
             Deferred compensation and warrants                               11,066,000         11,540,000
             Capital loss carryforward                                         2,475,000          2,314,000
             Federal and state deferred tax benefits
                arising from net operating loss carryforwards                  8,922,000          9,448,000
                                                                          --------------     --------------
        Total                                                                 22,947,000         24,150,000
        Less:  valuation allowance                                           (22,852,000)       (24,150,000)
                                                                          --------------     --------------
        Net deferred tax assets                                                   95,000
        Deferred tax liabilities:
             Amortization and depreciation                                       (95,000)
                                                                          --------------     --------------

        Net deferred taxes                                                $            -     $            -
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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      The net change in total valuation allowance for the years ended December 31, 2002 and 2001 was a decrease of $1,298,000 and an increase of $5,098,000, respectively. As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $21,687,000 and $16,233,000, respectively. For the year ended December 31, 2002 the Company had net income from continuing operations which resulted in the use of past net operating loss carryforwards for federal and state income tax purposes amounting to approximately $900,000 each. The federal net operating loss carryforwards expire beginning 2018 through 2021, and the state net operating loss carryforwards expire beginning in 2004. The use of certain net operating losses may be subject to annual limitations based on changes in the ownership of the Company's common stock, as defined by Section 382 of the Internal Revenue Code.

       Income tax expense is as follows:        Years ended December 31,
                                           ------------------------------------
                                                 2002                2001
                                           -----------------    ---------------
           Current:
           Federal                         $           --       $           --
           State                                  101,877                   --
                                           --------------       --------------
                                           $      101,877       $           --
                                           ==============       ==============

      The difference between the statutory federal income tax rate and the Company's effective income tax rate is principally due to state income taxes, the utilization of net operating loss carryforwards and changes in the valuation allowance for all years presented.

(10)  Commitments

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

      Leases

      The Company leases equipment, office and warehouse space under operating leases expiring at various times through 2010. Total rent expense related to continuing operations for the years ended December 31, 2002, 2001 and 2000 was $4,750,000, $969,000 and $72,000, respectively. Future minimum lease payments are as follows:

        Year ending
        December 31,    Third-party    Related Party          Total             Subrentals             Net
        ------------    -----------    -------------          -----             ----------             ---

            2003       $ 3,778,000        $144,000      $ 3,922,000           $(140,000)         $ 3,782,000
            2004         3,055,000         144,000        3,199,000            (141,000)           3,058,000
            2005         2,643,000          72,000        2,715,000             (47,000)           2,668,000
            2006         1,390,000               -        1,390,000                   -            1,390,000
            2007         1,045,000               -        1,045,000                   -            1,045,000
        Thereafter         611,000               -          611,000                   -              611,000
                       -----------        ---------     -----------           ---------          -----------
           Total       $12,522,000        $360,000      $12,882,000           $(328,000)         $12,554,000
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

(11)  Contingencies

      Purchase Agreements

      Assuming minimum pre-tax income levels are achieved by Air Plus, Global, United American and TSI, the Company will be required to make future contingent consideration payments by April 1 of the respective year as follows (in thousands):

                               2004         2005        2006         2007         2008         Total
                            --------    ---------    --------     --------    ---------    ----------

    Air Plus                 $5,000       $5,000      $4,000       $    -          $ -       $14,000
    Global                    1,000        1,000       1,000        1,000          255         4,255
    United                    1,250        1,250       1,250            -            -         3,750
    TSI                         200          200         200            -            -           600
                            -------       ------      ------       ------         ----       -------

    Total                    $7,450       $7,450      $6,450       $1,000         $255       $22,605
                            =======       ======      ======       ======         ====       =======

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

      The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit, which is currently pending. The Company believes that it has substantial defenses to the plaintiff's claims and intends to vigorously defend this action. No accrual has been established for this proceeding since (i) the Company believes it has substantial defenses to the plaintiff's claims, and (ii) the amount of the loss, if any, cannot be reasonably estimated. Notwithstanding the Company's belief, there can be no assurances, however, that the Company will not incur material expenses in the defense and resolution of this matter.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      On August 22, 2000, Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A., purchasers of the Company's convertible promissory notes, filed suit against the Company in the United States District Court for the District of Delaware. The plaintiffs allege that, contrary to the Company's covenant in the subscription agreement they executed, which required Stonepath to "use reasonable commercial efforts to register" the shares of its common stock underlying the convertible promissory notes "at some future date," the Company verbally agreed to register such shares in the first registration statement it filed with the Securities and Exchange Commission subsequent to the transaction. The plaintiffs assert claims for breach of contract and the duty of good faith and fair dealing, fraud, violation of federal securities laws, estoppel, and reformation and seek damages in excess of $20,000,000, plus attorneys' fees and costs. In response to a motion to dismiss filed by the Company, the Court dismissed the federal securities law and estoppel claims and denied the motion as to all other claims. Discovery in this case has concluded, and the Company recently filed a motion for summary judgment as to all counts of the complaint. This motion has been briefed and is pending. The Company believes it has substantial defenses to the remaining claims and intends to defend the matter vigorously. No accrual has been established for this proceeding since (i) the Company believes it has substantial defenses to the plaintiffs' claims, and (ii) the amount of the loss, if any, cannot be reasonably estimated. Notwithstanding the Company's belief, there can be no assurances, however, that the Company will not incur material expenses in the defense and resolution of this matter.

      The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

(12)  Stockholders' Equity

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      The terms of the Series C Preferred Stock initially required the Company to use the proceeds from this offering solely for investments in early stage Internet companies. In February 2001, the Company received consents (the "Consents") from the holders of more than two-thirds of its issued and outstanding shares of Series C Preferred Stock to modify this restriction to permit it to use the proceeds to make any investments in the ordinary course of business, as from time-to-time determined by the Board of Directors, or for any other business purpose approved by the Board of Directors.

      In exchange for the Consents, the Company agreed to a private exchange transaction (the "Exchange Transaction") in which it would issue to the holders of the Series C Preferred Stock as of July 18, 2002 (the "conversion date"), additional warrants to purchase up to a maximum of 2,692,194 shares of common stock at an exercise price of $1.00 per share, and reduce the per share exercise price from $26.58 to $1.00 for 307,806 existing warrants owned by the holders of the Series C Preferred Stock. As a condition to receiving the additional warrants and having their existing warrants re-priced, the holders of the Series C Preferred Stock agreed to convert their shares of preferred stock into shares of common stock on the conversion date.

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

      The 1,911,071 shares of common stock and the 1,543,413 warrants to purchase shares of common stock at an exercise price of $1.00 were issued in exchange for 1,911,071 shares of Series C Preferred Stock and warrants to purchase 158,348 shares of the Company's common stock at an exercise price of $26.58 per share. The exchange of the common stock for the Series C Preferred Stock was accounted for as a conversion of the Series C Preferred Stock pursuant to its terms. The estimated fair value of the additional warrants and the re-priced warrants had been previously recorded by the Company in 2001 as a dividend, so no further amount was recorded in 2002.

      The remaining 1,803,725 shares of Series C Preferred Stock were converted into 1,803,725 shares of common stock. In addition, the Company issued 1,307,130 additional warrants to purchase shares of common stock at an exercise price of $1.00 per share and re-priced 149,457 warrants to purchase shares of the Company's common stock (the re-priced warrants were re-priced from an exercise price of $26.58 per share to an exercise price of $1.00 per share). The common stock, additional warrants and re-priced warrants were then immediately surrendered by the holders in exchange for 360,745 shares of Series D Convertible Preferred Stock.

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

      Series D Convertible Preferred Stock

      The Series D Convertible Preferred Stock is convertible into 3,607,450 shares of common stock of the Company. The conversion terms were negotiated to be similar to the terms of the Exchange Transaction. In the event of any liquidation, dissolution or winding-up of the Company prior to December 31, 2003 (which also includes certain mergers, consolidations and asset sale transactions), holders of the Series D Convertible Preferred Stock are entitled to a liquidation preference equal to $60.00 per share, paid prior to and in preference to any payment made or set aside for holders of common stock, but subordinate and subject in preference to the prior payment in full of all amounts to which holders of other classes of preferred stock may be entitled to receive as a result of such liquidation, dissolution or winding-up. Subsequent to December 31, 2003, the holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company's common stock on an as-if converted basis. The Series D Convertible Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law. By no later than December 31, 2004, the Series D Convertible Preferred Stock will convert into shares of the Company's common stock.

      Preferred Stock Dividends

      The components of the preferred stock dividends are as follows:

                                                                  2002                 2001                2000
                                                            -----------------    -----------------   -----------------
    Series B Preferred Stock cash dividend                  $            -       $            -      $     (108,464)

    Series C Preferred Stock dividend payable in kind           (1,952,892)          (3,588,828)         (3,034,039)

    Non-cash credit:  excess of carrying value of
      Series C Preferred Stock over the fair value of
      Series D Convertible Preferred Stock                      16,973,040                    -                   -

    Non-cash charge:  issuance of contingent warrants                    -             (562,370)                  -

    Non-cash charge: beneficial conversion feature on
      Series C Preferred Stock                                           -                    -         (42,608,327)
                                                            --------------       --------------      --------------
                                                            $   15,020,148       $   (4,151,198)     $  (45,750,830)
                                                            ==============       ===============     ==============

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

      The components of deferred compensation are as follows:

                                                                         Consultants
                                                                        And Advisory
                                                        Employees           Board              Total
                                                      --------------   ----------------    --------------
        Balance at December 31, 1999                   $   7,162,000    $    20,180,172     $  27,342,172
        Deferred compensation recorded                    20,325,684          4,195,356        24,521,040
        Cancellations and fair value adjustments          (9,223,100)       (16,666,296)      (25,889,396)
        Amortization to stock-based compensation          (7,584,654)        (7,617,438)      (15,202,092)
                                                      --------------   ----------------    --------------

        Balance at December 31, 2000                      10,679,930             91,794        10,771,724
        Deferred compensation recorded                         1,207             19,450            20,657
        Cancellations and fair value adjustments          (4,756,331)          (109,623)       (4,865,954)
        Amortization to stock-based compensation          (5,713,168)            (1,621)       (5,714,789)
                                                      --------------   ----------------    --------------

        Balance at December 31, 2001                         211,638                 -            211,638
        Deferred compensation recorded                             -              3,193             3,193
        Amortization to stock-based compensation             (95,232)            (3,193)          (98,425)
                                                      --------------   ----------------    --------------

        Balance at December 31, 2002                   $     116,406    $             -     $     116,406
                                                      ==============   ================    ==============

      For the year ended December 31, 2000, the Company also recorded stock-based compensation of $709,375 relating to investment banking services that were paid via the issuance of 25,000 shares of its common stock, valued based on the closing stock market price of $28.38 on the date of issuance.

      Stock-based compensation is reflected in the accompanying consolidated statements of operations as follows:

                                                                        Years ended December 31,
                                                                        ------------------------

                                                                 2002            2001              2000
                                                                 ----            ----              ----
         Personnel costs                                        $98,425      $2,394,106       $  3,395,755
         Loss from discontinued operations                         -          3,320,683         12,515,712
                                                                -------      ----------       ------------

         Total                                                  $98,425      $5,714,789        $15,911,467
                                                                =======      ==========       ============

(13)  Stock Options and Warrants

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

      The following summarizes the Company's stock option activity and related information:

                                                                                                      Weighted
                                                                                Range of exercise      average
                                                              Shares                 prices        exercise price
                                                              ------                 ------        --------------
         Outstanding at December 31, 1999                     4,277,248          $1.00 - 10.13         $1.28
         Granted                                              3,223,000           0.50 - 19.69           7.08
         Net Value, Inc. options assumed                        490,900           1.00 - 17.50           8.84
         Cancelled                                           (3,440,318)          1.00 - 16.38           4.16
                                                             ----------

         Outstanding at December 31, 2000                     4,550,830           0.50 - 19.69           4.03
         Granted                                              3,725,000           0.50 -  1.60           0.76
         Cancelled                                           (1,992,947)          0.50 - 19.69           5.99
                                                             ----------

         Outstanding at December 31, 2001                     6,282,883           0.50 - 17.50           1.47
         Granted                                              3,648,000           1.30 -  2.30           1.37
         Exercised                                             (409,583)          0.50 -  1.00           0.96
         Expired                                                (74,000)          0.70 -  1.58           0.98
                                                               --------

         Outstanding at December 31, 2002                     9,447,300          $0.50 - 17.50          $1.46
                                                              =========

         The following table summarizes information about options outstanding and exercisable as of December 31, 2002:

                                       Outstanding Options                          Exercisable Options
                          -------------------------------------------------   --------------------------------
                                        Weighted Average
            Range of        Number         Remaining       Weighted Average      Number       Weighted Average
         Exercise Prices  Outstanding   Contractual Life    Exercise Price    Exercisable      Exercise Price
         ---------------- -----------   ----------------   ----------------   -----------      --------------
            $0.50 - $ 1.00   5,107,500     6.8 years            $   0.82         4,588,187      $   0.84
            $1.21 - $ 2.00   3,661,200     9.3 years                1.34           157,394          1.64
            $2.05 - $ 4.00     415,000     8.0 years                2.76           191,500          3.18
            $6.38 - $10.00      74,000     1.2 years                9.51            72,750          9.56
           $12.50 - $17.50     189,600     1.2 years               15.00           189,600         15.00
                          ------------                                        ------------

         Total               9,447,300     7.6 years            $   1.46         5,199,431       $  1.59
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
         Average expected lives                 6.8 years         4.3 years        5.0 years

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      In December 2001, vesting was accelerated on options held by the Company's former Chief Executive Officer. Since the acceleration of vesting occurred pursuant to the terms of the original option agreement, no new measurement date occurred and no additional expense was recorded in the accompanying consolidated statement of operations.


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

(14)  Fair Value of Financial Instruments

      At December 31, 2002 and 2001, the carrying values of cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximated their fair values as they are short term and are generally receivable or payable on demand.

(15)  Related Party Transactions

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

(16)  Segment Information

      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company determined that it had one operating segment in 2001, Domestic Services, which provides a full range of logistics and transportation services throughout North America. In 2002, with the acquisition of Global, the Company established its International Services platform, which provides international air and ocean logistics services. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in Note 3, Summary of Significant Accounting Policies. Segment information, in which corporate expenses have been fully allocated to the operating segments, is as follows (in thousands):

                                                                     Year ended December 31, 2002
                                              ----------------------------------------------------------------------------
                                                 Restated            Restated
                                                 Domestic         International                          Restated
                                                 Services            Services            Corporate         Total
                                                 --------            --------            ---------         -----
    Revenues from external customers             $78,319              $61,330            $   --          $139,649
    Intersegment revenues                             76                   15                --                91
    Revenues from significant customer            40,164                   --                --            40,164
    Segment operating income                         584                1,770                --             2,354

    Segment assets                                41,863               13,867              (564)           55,166
    Segment goodwill                              15,103                5,208                --            20,311
    Depreciation and amortization                  2,036                  151                --             2,187
    Capital expenditures                             788                  349               676             1,813

      Revenues, based on the location of the customer, are predominately attributed to the United States in 2002 and 2001.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(17) Quarterly Information (Unaudited)

      The following is a summary of certain unaudited quarterly financial information for fiscal 2002 and 2001:

                                                                          Quarter ended
                                              -----------------------------------------------------------------------
                                                  Restated           Restated          Restated          Restated
2002 (1)                                          March 31           June 30         September 30       December 31
--------                                          --------           -------         ------------       -----------
Revenues                                      $    13,065,560    $    32,689,603    $    43,860,010   $    50,034,046
Cost of transportation                              8,645,969         23,903,884         31,863,934        36,925,237
                                              ---------------    ---------------    ---------------   ---------------
Net revenues                                  $     4,419,591    $     8,785,719    $    11,996,076   $    13,108,809
                                              ===============    ===============    ===============   ===============
Net income (loss)                             $    (1,226,954)   $       268,264    $     1,991,482   $     1,347,537
Preferred stock dividends                            (887,772)          (892,116)        16,800,036                 -
                                              ---------------    ---------------    ---------------   ---------------
Net income (loss) attributable to common      $
stockholders                                       (2,114,726)   $      (623,852)   $    18,791,518   $     1,347,537
                                              ===============    ===============    ===============   ===============
Earnings (loss) per common share (2):
  Basic                                       $         (0.10)    $        (0.03)    $         0.82    $         0.06
                                              ===============    ===============    ===============   ===============
  Diluted                                     $         (0.10)    $        (0.03)    $         0.07    $         0.04
                                              ===============    ===============    ===============   ===============


                                                                           Quarter ended
                                              -----------------------------------------------------------------------
                                                                                                         Restated
2001 (1)                                          March 31           June 30         September 30       December 31
--------                                          --------           -------         ------------       -----------

Revenues                                      $            --    $            --    $            --   $    15,597,889
Cost of transportation                                     --                 --                 --         9,740,774
                                              ---------------    ---------------    ---------------   ---------------
Net revenues                                  $            --    $            --    $            --   $     5,857,115
                                              ===============    ===============    ===============   ===============

Income (loss) from continuing operations      $    (1,241,281)   $    (2,036,713)   $      (677,031)  $       697,956
Loss from discontinued operations                  (7,483,862)          (245,513)        (1,845,232)       (4,288,106)
                                              ---------------    ---------------    ---------------   ---------------

Net loss                                           (8,725,143)        (2,282,226)        (2,522,263)       (3,590,150)
Preferred stock dividends and
effect of redemption                               (1,428,038)          (891,804)          (918,660)         (912,696)
                                              ---------------    ---------------    ---------------   ---------------

Net loss attributable to common stockholders  $   (10,153,181)   $    (3,174,030)   $    (3,440,923)  $    (4,502,846)
                                              ===============    ===============    ===============   ===============

Loss per share - basic and diluted:
Continuing operations (2)                     $         (0.13)    $        (0.14)   $        (0.08)   $        (0.01)
Discontinued operations                                 (0.37)            ( 0.01)            (0.09)            (0.21)
                                              ---------------    ---------------    ---------------   ---------------
Net loss to common shareholders               $         (0.50)    $        (0.15)   $        (0.17)   $        (0.22)
                                              ===============    ===============    ===============   ===============

----------------
(1) Certain reclassifications have been made to conform to the 2002 annual presentation

(2)   Includes effect of preferred stock dividends and effect of redemption

(18)  Subsequent Events

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

                          Independent Auditors' Report

The Board of Directors and Shareholders of
M.G.R., Inc. d/b/a Air Plus Limited, Distribution Services, Inc., and Contract Air, Inc.:


We have audited the accompanying combined statements of operations, changes in shareholders' equity and comprehensive income, and cash flows of M.G.R., Inc. d/b/a Air Plus Limited, Distribution Services, Inc., and Contract Air, Inc. (the Companies) for the year ended December 31, 2000. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of M.G.R., Inc. d/b/a Air Plus Limited, Distribution Services, Inc., and Contract Air, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

Minneapolis, Minnesota
September 24, 2001

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                        Combined Statements of Operations

                                          Year ended                  Six months ended June 20,
                                       December 31, 2000             2001                  2000
                                       -----------------         -------------         -------------
                                                                   (unaudited)           (unaudited)
Revenues                                $   56,201,458           $  26,014,801         $  19,698,634

Operating expenses:
  Purchased transportation                 (31,856,174)            (15,678,882)          (11,525,749)
  Salaries, wages and benefits             (11,805,734)             (4,653,885)           (3,268,444)
  Depreciation and amortization               (424,803)               (240,787)             (162,484)
  Rent                                      (2,097,615)             (1,348,087)             (961,851)
  Other selling, general and
     Administrative                         (6,216,391)             (3,417,458)           (2,134,739)
                                        --------------           -------------         -------------


        Total operating expenses           (52,400,717)            (25,339,099)          (18,053,267)
                                        --------------           -------------         -------------
        Income from operations               3,800,741                 675,702             1,645,367

Other income (expense)
   Interest and dividend income                 55,542                   8,080                15,686
   Interest expense (affiliate)                (21,929)                (31,848)              (15,948)
   Other net                                   (44,465)                     --                66,961
                                        --------------           -------------         -------------

        Total other income (expense)           (10,852)                (23,768)               66,699
                                        --------------           -------------         -------------


         Net earnings                   $    3,789,889           $     651,934         $   1,712,066
                                        ==============           =============         =============

See accompanying notes to combined financial statements.

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
 Combined Statements of Changes in Shareholders' Equity and Comprehensive Income

                                              M.G.R., Inc., d/b/a            Distribution
                                                Air Plus Limited            Services, Inc.          Contract Air, Inc.
                                                  common stock               common stock              common stock
                                                  no par value               no par value              no par value
                                             -----------------------     ----------------------    ---------------------
                                                                                                                          Retained
                                              Shares       Amount        Shares       Amount       Shares       Amount    earnings
                                              ------       ------        ------       ------       ------       ------    --------
Balances at December 31, 1999                 17,700      $301,500       10,000       $1,000       17,700       $1,770   $3,118,019

Comprehensive income
    Net earnings                                  --            --           --           --           --           --    3,789,889
    Unrealized gain on marketing securities       --            --           --           --           --           --           --

Total comprehensive income
Distributions to shareholders                     --            --           --           --           --           --   (3,350,732)
                                              ------      --------        -----       ------       ------       ------  -----------

Balances at December 31, 2000                 17,700       301,500       10,000        1,000       17,700        1,770   $3,557,176

Comprehensive income:
   Net earnings                                   --            --           --           --           --           --      651,934
   Unrealized loss on marketable securities       --            --           --           --           --           --           --

Total comprehensive income
Distributions to shareholders                     --            --           --           --           --           --     (624,417)
                                              ------      --------        -----       ------       ------       ------  -----------
Balances at June 30, 2001 (unaudited)         17,700      $301,500       10,000       $1,000       17,700       $1,770  $3 ,584,693
                                              ======      ========       ======       ======       ======       ======  ===========



                                                Accumulated
                                                   other
                                               comprehensive
                                                  income
                                                  (loss)           Total
                                               ------------     -----------

Balances at December 31, 1999                  $   85,951       $ 3,508,240

Comprehensive income
   Net earnings                                        --         3,789,889
  Unrealized loss on marketable securities        (70,339)          (70,339)
                                               ----------       -----------
Total comprehensive income                                        3,719,550
Distributions to shareholders                          --        (3,350,732)
                                               ----------       -----------

Balances at December 31, 2000                      15,612         3,877,058

Comprehensive income:
   Net earnings                                        --           651,934
   Unrealized loss on marketable securities      (184,980)         (184,980)
                                               ----------       -----------
Total comprehensive income                                          466,954
Distributions to shareholders                          --          (624,417)
                                               ----------       -----------
Balances at June 30, 2001                      $ (169,368)      $ 3,719,595
                                                =========       ===========

See accompanying notes to combined financial statements.

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                        Combined Statements of Cash Flows

                                                                Year ended                Six months ended June 30,
                                                              December 31, 2000           2001                2000
                                                              -----------------      --------------       -------------
                                                                                      (unaudited)          (unaudited)
Cash flows from operating activities:

        Net earnings                                            $    3,789,889       $      651,934       $   1,712,066
            Adjustments  to reconcile net earnings to
               net cash provided by operating activities:
               Depreciation and amortization                           424,803              240,787             162,484
               Bad debt provision                                      403,797               19,930              15,494
               Loss (gain) on sale of marketable securities             44,465                   --             (66,961)
            Changes in assets and liabilities
               Accounts receivable                                  (3,839,503)           3,097,052           2,073,523
               Prepaid expenses                                       (127,140)            (102,043)            (89,849)
               Other assets                                            (45,398)               7,695                 266
               Accounts payable                                      3,204,764           (3,211,203)         (2,066,747)
               Accrued expenses                                        (25,282)             277,096            (194,691)
                                                                --------------       --------------       -------------
                 Net cash provided by operating activities           3,830,395              981,248           1,545,585
                                                                --------------       --------------       -------------

Cash flows from investing activities:
            Proceeds from sale of property and equipment                21,434                   --                  --
            Purchase of property and equipment                        (768,273)            (164,512)           (108,195)
            Purchase of marketable securities                           (3,132)            (253,275)                 --
            Proceeds from sale of marketable securities                146,445               25,000             103,320
                                                                --------------       --------------       -------------
                 Net cash used in investing activities                (603,526)            (392,787)             (4,875)
                                                                --------------       --------------       -------------

Cash flows from financing activities:
            Short-term borrowings                                           --              250,000                  --
            Proceeds from notes to shareholders                        452,773                   --                  --
            Repayments of notes to shareholders                             --             (466,892)           (260,965)
            Distributions to shareholders                           (3,350,732)            (624,417)         (1,170,497)
                                                                --------------       --------------       -------------
                 Net cash used in financing activities              (2,897,959)            (841,309)         (1,431,462)
                                                                --------------       --------------       -------------

                 Net increase (decrease) in cash and cash
                   equivalents                                         328,910             (252,848)            109,248

Cash and cash equivalents at beginning of period                       510,755              839,665             510,755
                                                                --------------       --------------       -------------
Cash and cash equivalents at end of period                      $      839,665       $      586,817       $     620,003
                                                                ==============       ==============       =============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $       21,929       $       29,660       $      15,948
                                                                ==============       ==============       =============

See accompanying notes to combined financial statements.

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                     Notes to Combined Financial Statements


(1) Nature of Operations and Basis of Presentation

    M.G.R., Inc. d/b/a Air Plus Limited, Distribution Services, Inc., and Contract Air, Inc. (the Companies) collectively constitute a national logistics company specializing in providing air and ground time definite freight distribution services to shippers and businesses. The Companies (through Contact Air, Inc.) also provide transportation services for a portion of the logistics business. The Companies are headquartered in Minneapolis, Minnesota and maintain offices in 13 major metropolitan areas in the United States and Puerto Rico. The three entities included in the accompanying combined financial statements are related businesses under common control and management. All significant intercompany accounts and transactions have been eliminated in the combination.

(2) Summary of Significant Accounting Policies

    (a) Cash and Cash Equivalents

        The Companies consider all highly liquid instruments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents.

    (b) Marketable Securities

        Marketable securities are classified as available for sale and are reported at fair value, based on quoted market prices, with the unrealized gain or loss reported as a component of other comprehensive income or loss in shareholders' equity.

    (c) Property and Equipment

        Depreciation is computed on a straight-line basis using a three-year life for software, ten-year life for furniture and office equipment, three-year life for vehicles, and the shorter of the lease term or useful life for leasehold improvements. Expenditures for maintenance, repairs, and renewals of minor items are charged to earnings as incurred. Major renewals and improvements are capitalized.

    (d) Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (e) Income Taxes

        The Companies have elected under Section 1362 of the Internal Revenue Code and similar provisions of the State of Minnesota tax laws, to be taxed as an S Corporation. Income or losses of the Companies are passed directly in the Companies' shareholders; therefore, no provision is reflected in these combined financial statements. On August 30, 2001, the Companies entered into a definitive sale agreement with a publicly held company (see note 6). As a result, the Companies' election to be treated as an S corporation will be terminated, and the Companies will account for income taxes pursuant to Financial Accounting Standards Board (FASB) Statement No. 109, effective on the date the Companies are sold.

    (f) Revenue Recognition

        Revenues related to shipments are recognized at the time the freight is delivered. All other revenues, including storage, are recognized upon performance.

    (g) Major Customer and Concentration of Credit Risk

        A single customer accounted for approximately 58%, 50% and 57% of revenue in 2000 and the six months ended June 30, 2001 and 2000, respectively.

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                     Notes to Combined Financial Statements

    (h) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (i) Comprehensive Income

        Comprehensive income is calculated in accordance with FASB Statement No. 130, Reporting Comprehensive Income. Statement 130 requires that unrealized gains and losses on the Companies' marketable securities be included in accumulated other comprehensive income as a component of shareholders' equity.

    (j) Impact of Recently Issued Accounting Standards

        FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), is effective January 1, 2001. The adoption of Statement 133 will not have a significant effect on the Companies' results of operations.

    (k) Interim Financial Information (unaudited)

        Information presented for the six month periods ended June 30, 2001 and 2000 is unaudited. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the audited financial statements, and reflect all adjustments necessary to present fairly the result of operations and cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole.


(3) Related Party Transactions

    The Companies have entered into a series of notes payable with shareholders. These notes bear interest at 8%, and are payable in equal monthly installments of principal and interest. Interest under these notes totaled $21,929, $29,660 and $15, 948 in 2000 and the six months ended June 30, 2001 and 2000, respectively.

    Included in operating leases are two buildings leased from the Companies' principal shareholder. Rent under these leases was determined by a survey of comparable building rents and totaled $312,000 $156,000 and $156,000 in 2000 and the six months ended June 30, 2001 and 2000, respectively.


(4) Employee Benefit Plan

    The Companies have an employee savings plan (the Plan) for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer up to 6% of their compensation on a pretax basis. The Companies may, at their discretion, match a portion of the employee deferrals. In 2000 and the six months ended June 30, 2001 and 2000, the Companies' contributions under the Plan were $233,820, $0 and $0, respectively.

(5) Commitments and Contingencies

    (a) Leases

        The Companies occupy office and warehouse facilities under terms of operating leases expiring through 2006. Future minimum annual lease payments under noncancelable leases in excess of one year are as follows:

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                     Notes to Combined Financial Statements

    Year ending                     Third                      Related
   December 31,                     Party                       party
  --------------                 -----------                  ----------
       2001                       $1,614,895                    312,000
       2002                        1,432,104                    312,000
       2003                          894,183                    256,000
       2004                          789,353                    144,000
       2005                          784,101                     72,000
    Thereafter                       267,926                         --
                                  ----------                   --------
                                  $5,782,562                   1,096,000
                                  ==========                   =========

    (b) Litigation

        The Companies are involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management's opinion, will have a significant effect on the Companies' financial statements.


(6) Subsequent Event

    On August 30, 2001, the Companies entered into a definitive agreement for sale of the Companies to Stonepath Group, Inc., a publicly traded corporation, for $34.5 million consisting of cash of $17.5 million at closing and a four-year earn-out arrangement based upon the future financial performance of the Companies. The acquisition is subject to customary closing conditions, including the completion of audited financial statements and the receipt of a fairness opinion.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                              STONEPATH GROUP, INC.

                                                                       Column C - Additions
                                                                       --------------------
                                                                                (2)
                                            Column B -           (1)           Charged
                                            Balance at        Charged to       to other       Column D          Column E -
         Column A -                        beginning of       costs and        accounts -     Deductions-       Balance at
         Description                         period            expenses        describe        describe        end of period
         -----------                      -------------       ----------       ---------      -----------      -------------
Allowance for doubtful accounts:

   Year ended December 31, 2002              $167,000          $153,000         $    --         $    --          $320,000
                                             ========          ========         =======         =======          ========

   Year ended December 31, 2001              $     --          $167,000         $    --         $    --          $167,000
                                             ========          ========         =======         =======          ========

   Year ended December 31, 2000              $     --          $     --         $    --         $    --          $     --
                                             ========          ========         =======         =======          ========

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on August 25, 2003.

                       STONEPATH GROUP, INC.

                       BY: /s/ Dennis L. Pelino
                           --------------------
                               Dennis L. Pelino, (Chairman of the Board of
                               Directors and Chief Executive Officer)

                       BY: /s/ Bohn H. Crain
                           -----------------
                               Bohn H. Crain (Chief Financial Officer)

                       BY: /s/ Thomas L. Scully
                           --------------------
                               Thomas L. Scully (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated:

SIGNATURE                                   TITLE                                              DATE
---------                                   -----                                              ----
/s/ Dennis L. Pelino                        Chairman of the Board of Directors and             August 25, 2003
--------------------                        Chief Executive Officer
Dennis L. Pelino

/s/ J. Douglass Coates                      Director                                           August 25, 2003
----------------------
Douglass Coates

/s/John Springer                            Director                                           August 25, 2003
----------------
John Springer

/s/ David R. Jones                          Director                                           August 25, 2003
------------------
David R. Jones

/s/ Aloysius T. Lawn, IV                    Director                                           August 25, 2003
------------------------
Aloysius T. Lawn, IV

/s/ Robert McCord                           Director                                           August 25, 2003
-----------------
Robert McCord

Exhibit Index
                                  Exhibit Index

Exhibit Number        Description
--------------        -----------
     23.1             Independent Auditors' Consent

     23.2             Independent Auditors' Consent

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