Form 10-Q/A
period 2003-03-31
STONEPATH GROUP INC
filed 2003-08-28
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

         Item 1. Financial Statements
                  Consolidated Balance Sheets at March 31, 2003 (Unaudited-As restated) and
                  December 31, 2002 (As restated).................................................................1


                  Consolidated Statements of Operations (Unaudited-As Restated)
                  Three months ended March 31, 2003 and 2002 .....................................................2


                  Consolidated Statements of Cash Flows (Unaudited-As Restated)
                  Three months ended March 31, 2003 and 2002......................................................3


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


         Item 4. Submission of Matters to a Vote of Security Holders.............................................29


         Item 5. Other Information...............................................................................29


         Item 6. Exhibits and Reports on Form 8-K................................................................29


         SIGNATURES..............................................................................................31



                                Explanatory Note

This Form 10-Q/A is being filed to include the restatement of our unaudited consolidated financial statements as of and for the three months ended March 31, 2003 and 2002, and to revise certain disclosures in connection with a review of our Form 10-K for the year ended December 31, 2002 by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The restatement of our unaudited consolidated financial statements relates to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. Further, the Financial Outlook section previously included in
Item 2 of our Form 10-Q has been omitted as it has been superceded by subsequent guidance provided by us. Except as otherwise specifically noted, all information contained herein is as of March 31, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets


                                                                            March 31, 2003          December 31, 2002
                                                                            --------------          -----------------
                                                                             (UNAUDITED)
                                                                              Restated                   Restated
                                                                             (See Note 2)              (See Note 2)
                                Assets
Current assets:
   Cash and cash equivalents                                                $   2,669,053              $   2,266,108
   Accounts receivable, net                                                    19,411,377                 21,799,983
   Loans receivable from related parties                                           33,344                     39,593
   Prepaid expenses                                                             1,254,482                    963,102
                                                                            -------------              -------------

         Total current assets                                                  23,368,256                 25,068,786

Goodwill                                                                       20,311,150                 20,311,150
Furniture and equipment, net                                                    4,748,038                  3,233,677
Acquired intangibles, net                                                       4,748,882                  5,042,555
Note receivable, related party                                                    262,500                    262,500
Other assets                                                                      965,135                  1,246,847
                                                                            -------------              -------------

                                                                            $  54,403,961              $  55,165,515
                                                                            =============              =============

                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                         $   8,663,265              $  12,873,703
   Earn-out payable                                                             1,060,706                  3,879,856
   Accrued payroll and related expenses                                           643,861                  1,195,275
   Accrued expenses                                                             3,012,072                  1,786,100
                                                                            -------------              -------------

         Total liabilities                                                     13,379,904                 19,734,934
                                                                            -------------              -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized;
     Series D, convertible, issued and outstanding: 360,745 shares
       (liquidation preference: $21,644,700)                                          361                        361
   Common stock, $.001 par value, 100,000,000 shares authorized;
     issued and outstanding: 27,945,914 and 23,453,414 shares at
     2003 and 2002, respectively                                                   27,946                     23,453
   Additional paid-in capital                                                 201,807,544                196,235,064
   Accumulated deficit                                                       (160,719,196)              (160,711,891)
   Deferred compensation                                                          (92,598)                  (116,406)
                                                                            -------------              -------------

         Total stockholders' equity                                            41,024,057                 35,430,581
                                                                            -------------              -------------

                                                                            $  54,403,961              $  55,165,515
                                                                            =============              =============


     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)





                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                            2003                      2002
                                                                            ----                      ----
                                                                          Restated                   Restated
                                                                        (See Note 2)               (See Note 2)
Total revenue                                                          $  45,365,204              $  13,065,560
Cost of transportation                                                    33,181,564                  8,645,969
                                                                       -------------              -------------

Net revenue                                                               12,183,640                  4,419,591

Personnel costs                                                            6,563,080                  2,593,076
Other selling, general and administrative costs                            4,302,373                  2,665,579
Depreciation and amortization                                                589,778                    443,347
Litigation settlement                                                        750,000                         --
                                                                       -------------              -------------

Loss from operations                                                         (21,591)                (1,282,411)

Other income
  Interest income                                                             14,767                     55,457
  Other, net                                                                  14,740                         --
                                                                       -------------              -------------

Income (loss) before income taxes                                              7,916                 (1,226,954)
Income taxes                                                                  15,221                         --
                                                                       -------------              -------------

Net loss                                                                      (7,305)                (1,226,954)

Preferred stock dividends                                                         --                   (887,772)
                                                                       -------------              -------------

Net loss attributable to common stockholders                           $      (7,305)             $  (2,114,726)
                                                                       =============              =============

Basic loss per common share(1)                                         $          --              $       (0.10)
                                                                       =============              =============

Diluted loss per common share(1)                                       $          --              $       (0.10)
                                                                       =============              =============

Basic weighted average common shares outstanding                          24,764,810                 20,903,110
                                                                       =============              =============

Diluted weighted average common shares outstanding                        24,764,810                 20,903,110
                                                                       =============              =============


(1) Includes effect of preferred stock dividends in 2002.


     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)






                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                               2003                   2002
                                                                               ----                   ----
                                                                             Restated                Restated
                                                                           (See Note 2)            (See Note 2)
Cash flow from operating activities:
Net loss                                                                   $     (7,305)           $ (1,226,954)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                 589,778                 443,347
  Stock-based compensation                                                       23,808                  47,938
  Loss on disposal of furniture and equipment                                        --                   3,362
Changes in assets and liabilities:
  Accounts receivable                                                         2,388,606               1,874,300
  Other assets                                                                   32,107                (140,062)
  Accounts payable and accrued expenses                                      (3,697,654)             (3,571,777)
                                                                           ------------           -------------

         Net cash used in operating activities                                 (670,660)             (2,569,846)
                                                                           ------------           -------------

Cash flows from investing activities:
  Purchases of furniture and equipment                                       (1,734,218)               (111,423)
  Acquisition of business                                                       (70,000)                     --
  Payment of earn-out                                                        (2,819,150)                     --
                                                                           ------------           -------------

         Net cash used in investing activities                               (4,623,368)               (111,423)
                                                                           ------------           -------------

Cash flows from financing activities:
  Issuance of common stock, net of costs                                      5,696,973                      --
                                                                           ------------           -------------

         Net cash provided by financing activities                            5,696,973                      --
                                                                           ------------           -------------

         Net increase (decrease) in cash and cash equivalents                   402,945              (2,681,269)

Cash and cash equivalents at beginning of year                                2,266,108              15,227,830
                                                                           ------------           -------------

Cash and cash equivalents at end of period                                 $  2,669,053           $  12,546,561
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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

Certain prior period amounts have been reclassified to conform to the current presentation.

(2) Restatement of Previously Reported Consolidated Financial Statements

The Company has been engaged in a dialogue with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff') as part of a review of one of the Company's filings. The results of the discussions with the Staff have led the Company to restate its consolidated financial statements for the quarters ended June 30, 2003 and March 31, 2003, and for the years ended December 31, 2002 and 2001.

The restatement relates to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. The restatement did not impact the amounts presented in the consolidated statements of cash flows for net cash used in operating activities, net cash used in investing activities or net cash provided by (used in) financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

The effects of this restatement on previously reported consolidated financial statements as of March 31, 2003 and December 31, 2002 and and for the three month periods ended March 31, 2003 and 2002 are summarized below.

                                                    March 31, 2003                        December 31, 2002
                                          --------------------------------       -----------------------------------
                                                 As                                    As
                                            Previously             As              Previously               As
                                             Reported           Restated            Reported             Restated
                                          -------------      -------------       -------------         -------------
Selected Balance Sheet Data:
     Goodwill                             $  25,041,150      $  20,311,150       $  25,041,150         $  20,311,150
     Acquired intangible assets, net          1,748,771          4,748,882           1,760,611             5,042,555
     Total assets                            56,133,850         54,403,961          56,613,571            55,165,515
     Accumulated deficit                   (158,989,307)      (160,719,196)       (159,263,835)         (160,711,891)
     Total stockholders' equity              42,753,946         41,024,057          36,878,637            35,430,581
     Total liabilities and
           stockholders' equity              56,133,850         54,403,961          56,613,571            55,165,515


                                           Three months ended March 31, 2003       Three months ended March 31, 2002
                                          --------------------------------       -----------------------------------
                                                As                                     As
                                            Previously             As              Previously               As
                                             Reported          Restated             Reported             Restated
                                          -------------      -------------       -------------         -------------
Selected Statement of Operations Data:
     Depreciation and amortization        $     307,945      $     589,778       $     180,680         $     443,347
     Income (loss) from operations              260,242            (21,591)         (1,019,744)           (1,282,411)
     Income (loss) before income taxes          289,749              7,916            (964,287)           (1,226,954)
     Net income (loss)                          274,528             (7,305)           (964,287)           (1,226,954)
     Net income (loss) attributable to
           common stockholders                  274,528             (7,305)         (1,852,059)           (2,114,726)

     Basic earnings (loss)
           per common share               $        0.01      $          --       $       (0.09)        $       (0.10)

     Diluted earnings (loss)
           per common share                        0.01                 --               (0.09)                (0.10)

Selected Statement of Cash Flows Data:
     Net income (loss)                    $     274,528      $      (7,305)      $    (964,287)        $   (1,226,954)
     Depreciation and amortization              307,945            589,778             180,680                443,347

(3)   Stock-Based Compensation

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


The table below illustrates the effect on net loss attributable to common stockholders and loss per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123.


                                                                              Three months ended March 31,
                                                                           ------------------------------------
                                                                             Restated                Restated
                                                                               2003                    2002
                                                                           ------------           -------------
Net loss attributable to common stockholders:
As reported                                                                $     (7,305)          $  (2,114,726)
Add:  stock-based employee compensation expense
   included in reported net loss                                                 22,618                  47,938
Deduct:  total stock-based compensation expense determined under
   fair value method for all awards                                            (894,318)               (423,100)
                                                                           ------------           -------------

Pro forma net loss attributable to common stockholders                     $   (879,005)          $  (2,489,888)
                                                                           ============           =============

Basic loss per common share:
   As reported                                                             $         --           $       (0.10)
   Pro forma                                                                      (0.04)                  (0.12)

Diluted loss per common share:
   As reported                                                             $         --           $       (0.10)
   Pro forma                                                                      (0.04)                  (0.12)


(4)   Revolving Credit Facility

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


(5)   Commitments and Contingencies

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

(6)   Stockholders' Equity

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

(7)   Loss per Share

Basic loss per common share and diluted loss per common share are presented in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted loss per common share are 13,230,593 and 13,892,061 at March 31, 2003 and 2002, respectively.

(8)   Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company determined that it had one operating segment in the first quarter of 2002, Domestic Services, which provides a full range of logistics and transportation services throughout North America. In the second quarter of 2002, with the acquisition of Global Transportation Services, Inc., the Company established its International Services platform, which provides international air and ocean logistics services. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in our Annual Report

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


on Form 10-K/A for the year ended December 31, 2002. Segment information, in which corporate expenses other than the legal settlement have been fully allocated to the operating segments, is as follows (in thousands):


                                                                   Three months ended March 31, 2003
                                                   ------------------------------------------------------------------
                                                      Restated             Restated
                                                      Domestic           International                     Restated
                                                      Services             Services         Corporate        Total
                                                   --------------      ----------------    -----------    -----------

Revenue from external customers                          $23,774               $21,591              -        $45,365
Intersegment revenue                                          34                    28              -             62
Revenue from significant customer                          9,835                     -              -          9,835
Income (loss) from operations                                262                   466           (750)           (22)


Segment assets                                            38,539                14,056          1,809         54,404
Segment goodwill                                          15,309                 5,002              -         20,311
Depreciation and amortization                                521                    69              -            590
Capital additions                                            344                    37          1,353          1,734




The revenue in the table below is allocated to geographic areas based upon the location of the customer.

                                           Three months ended March 31,
                                        --------------------------------
                                             2003              2002
                                        -------------    ---------------
                                                   (in thousands)

Total revenue:

      United States                          $44,916            $13,066
      Hong Kong                                  449                  -
                                        -------------    ---------------

        Total                                $45,365            $13,066
                                        =============    ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q/A is being filed to include the restatement of our unaudited consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 in connection with a review of our Form 10-K for the year ended December 31, 2002 by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The restatement of our unaudited consolidated financial statements relates to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. Further, the Financial Outlook section previously included in Item 2 of our Form 10-Q has been omitted as it has been superseded by subsequent guidance provided by us. Except as otherwise specifically noted, all information contained herein is as of March 31, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

Cautionary Statement For Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenue consistent with recent results, (ii) our ability to sustain our recent profitability by maintaining overall operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share; (iv) our ability to obtain the additional capital necessary to make additional cash acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize common stock to facilitate our acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the dilution upon the conversion of outstanding convertible securities or exercise of outstanding options and warrants, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company's operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve, (xiv) regional disruptions in transportation, and (xv) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements, including our Annual Report on Form 10-K/A for the year ended December 31, 2002. We have assumed, for the purpose of our forward-looking statements, that each of our operating companies will achieve, on a stand-alone basis, that level of net income necessary to fully achieve the earn-out payments under its acquisition agreement. With respect to our planned acquisitions, although management is confident that these transactions will be completed on a timely basis, they remain in preliminary stages of completion, subject to the production of audited financial statements, completion of due diligence analyses, securing bank and other third party approvals, and the like. Thus, there can be no assurances that these transactions will be completed in the expected time frame, if at all. Furthermore, our estimates as to the incremental additional pre-tax operating income that may be realized upon completion of such acquisitions has been developed based upon an analysis of unaudited internal financial statements produced by the respective target companies. Upon completion of audits of these companies' financial statements, we may be caused to adjust our forward-looking information, and such adjustments may be material. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

         Our accounting policies, which we believe are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K/A for the year ended December 31, 2002 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K/A, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

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

      The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                           Quarter ended March 31,
                                                    ------------------------------------------------------------------------
                                                         Restated                  Restated
                                                           2003                      2002                    Change
                                                    ---------------------     --------------------      --------------------
                                                     Amount       Percent      Amount      Percent      Amount       Percent
                                                    -------       -------      ------      -------      ------       -------
Net revenue                                         $12,184        100.0       $4,420       100.0       $7,764        175.7
                                                    -------        -----       ------       -----       ------
Personnel costs                                       6,563         53.9        2,593        58.7        3,970        153.1
Other selling, general and administrative             4,303         35.3        2,666        60.3        1,637         61.4
Depreciation and amortization                           590          4.8          443        10.0          147         33.2
Litigation settlement                                   750          6.2           --          --          750           NM
                                                    -------        -----       ------       -----       ------
Total operating costs                                12,206        100.2        5,702       129.0        6,504        114.1
                                                    -------        -----       ------       -----       ------
Loss from operations                                    (22)        (0.2)      (1,282)      (29.0)       1,260           NM
Other income, net                                        30          0.2           55         1.2          (25)       (45.5)
                                                    -------        -----       ------       -----       ------
Loss before income taxes                                  8           --       (1,227)      (27.8)       1,235           NM
Income taxes                                             15          0.1           --          --           15           NM
                                                    -------        -----       ------       -----       ------
Net loss                                                 (7)        (0.1)      (1,227)      (27.8)       1,220           NM
Preferred stock dividends                                --           --         (888)      (20.1)         888           NM
                                                    -------        -----       ------       -----       ------
Net loss attributable to common stockholders        $    (7)        (0.1)     $(2,115)      (47.9)      $2,108           NM
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

         Other selling, general and administrative costs were $4.3 million for the first quarter of 2003, an increase of 61.4% over $2.7 million for the first quarter of 2002. $1.1 million or 67.4% of the increase is attributable to incremental costs assumed as part of our acquisition program with $0.5 million or 32.6% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs decreased to 35.3% in the first quarter of 2003 from 60.3% in the first quarter of 2002, which is indicative of the scalability of our business model.

         Depreciation and amortization costs were $0.6 million for the first quarter of 2003, an increase of 33.2% over $0.4 million for the first quarter of 2002, driven principally by the increase in amortizable intangible assets resulting from our acquisition strategy. As discussed in Note 2 to the unaudited consolidated financial statements, amortization expense associated with the customer relationship intangible asset has been revised upward based on the outcome of our discussions with the SEC.

         Litigation settlement charges resulted from the settlement of litigation that arose prior to our transition to a logistics business, payable $400,000 in cash and $350,000 in shares of the Company's common stock.

         Loss from operations was $22,000 in the first quarter of 2003, as compared to a loss of $1.3 million for the first quarter of 2002. Loss from operations as a percentage of net revenue decreased to (0.2)% for the first quarter of 2003 from (29.0)% for the same period in 2002.

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

         Net loss was $7,000 in the first quarter of 2003, an improvement of $1.2 million over a loss of $1.2 million in the first quarter of 2002.

         The Company recorded no preferred stock dividends in the first quarter of 2003 as compared to $0.9 million for the first quarter of 2002 as a result of the restructuring of our Series C Preferred Stock effective July 18, 2002. See
Note 6 to the unaudited consolidated financial statements.

         Net loss attributable to common stockholders was $7,000 in the first quarter of 2003, an improvement of $2.1 million over a net loss attributable to common stockholders of $2.1 million in the first quarter of 2002 due partially to the effect of the $0.9 million preferred stock dividend. Basic and diluted loss per common share were zero for the first quarter of 2003 compared to a loss of $0.10 per basic and diluted common share for the first quarter of 2002.

Supplemental Unaudited Pro Forma Information

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

 Quarter ended March 31, 2003 (Actual) compared to quarter ended March 31, 2002 (Pro forma)

         In accordance with SEC Regulation S-K, we present the following table, which reconciles our actual results of operations to pro forma results of operations for the three months ended March 31, 2002.

                                                             Three months ended March 31, 2002
                                  ----------------------------------------------------------------------------------------
                                                                                           Restated
                              Restated historical                                          pro forma           Restated
                                Stonepath Group        Global        United American      adjustments          pro forma
                            ---------------------  ------------     -----------------     -----------        -------------
Total revenue                    $  13,065,560      $ 12,434,007       $ 7,505,346        $        --        $ 33,004,913
Cost of transportation               8,645,969         8,925,993         5,668,470                 --          23,240,432
                                 -------------      ------------       -----------        -----------         -----------
Net revenue                          4,419,591         3,508,014         1,836,876                 --           9,764,481

Personnel costs                      2,593,076         1,511,120           620,278             57,540 (1)       4,782,014
Other selling, general and
    administrative costs             2,665,579           772,196           809,601                 --           4,247,376
Depreciation and amortization          443,347            11,703             9,450            120,000 (2)         584,500
                                 -------------      ------------       -----------        -----------         -----------
Income (loss) from operations       (1,282,411)        1,212,995           397,547           (177,540)            150,591

Other income (expense)
  Interest income                       55,457               281                              (55,457)(3)             281
  Other, net                                --             1,333           (39,337)                --             (38,004)
                                 -------------      ------------       -----------        -----------         -----------
Income (loss) before income
  taxes                             (1,226,954)        1,214,609           358,210           (232,997)            112,868
Income taxes                                --                --                --             12,779 (4)          12,779
                                 -------------      ------------       -----------        -----------         -----------
Net income (loss)                   (1,226,954)        1,214,609           358,210           (245,776)            100,089

Preferred stock dividends             (887,772)               --                --                 --            (887,772)
                                 -------------      ------------       -----------        -----------         -----------
Net income (loss) attributable
     to common stockholders      $  (2,114,726)     $  1,214,609       $   358,210        $  (245,776)        $  (787,683)
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

(4) To reflect state taxes on pro forma income (loss) before income taxes.


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

      The following table summarizes certain statement of operations data as a percentage of our net revenue on an actual basis for 2003 and on a pro forma basis in 2002 as if the Material Acquisitions had been acquired effective January 1, 2002 (in thousands):

                                                                            Quarter ended March 31,
                                                     -----------------------------------------------------------------------
                                                           Restated                  Restated
                                                             2003                      2002                   Change
                                                     --------------------     --------------------    ----------------------
                                                     Amount       Percent      Amount      Percent     Amount        Percent
                                                     ------       -------      ------      -------     ------        -------
Net revenue                                         $12,184        100.0%     $ 9,765       100.0%     $ 2,419         24.8%
                                                    -------        -----      -------       -----      -------
Personnel costs                                       6,563         53.9        4,782        49.0        1,781         37.2
Other selling, general and administrative             4,303         35.3        4,247        43.5           56          1.3
Depreciation and amortization                           590          4.8          585         6.0            5          0.9
Litigation settlement                                   750          6.2           --          --          750           NM
                                                    -------        -----      -------       -----      -------
Total operating costs                                12,206        100.2        9,614        98.5        2,592         27.0
                                                    -------        -----      -------       -----      -------
Income (loss) from operations                           (22)        (0.2)         151         1.5         (173)      (114.6)
Other income (expense)                                   30          0.2          (38)       (0.4)          68           NM
                                                    -------        -----      -------       -----      -------
Income before income taxes                                8           --          113         1.1         (105)       (92.9)
Income taxes                                             15          0.1           13         0.1            2         15.4
                                                    -------        -----      -------       -----      -------
Net income (loss)                                   $    (7)        (0.1)%    $   100         1.0%     $  (107)      (107.0)%
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

         Other selling, general and administrative costs were $4.3 million for the first quarter of 2003, which were relatively flat compared to $4.2 million in the first quarter of 2002. As a percentage of net revenue, other selling, general and administrative costs decreased to 35.3% in the first quarter of 2003 from 43.5% in the first quarter of 2002, which is indicative of the scalability of our business model.

         Depreciation and amortization costs were $0.6 million for the first quarter of 2003, remaining relatively flat as compared to the first quarter of 2002.

         Litigation settlement charges resulted from the settlement of litigation that arose prior to our transition to a logistics business, payable $400,000 in cash and $350,000 in shares of the Company's common stock.

         Loss from operations was $22,000 in the first quarter of 2003, a decrease of 114.6% from income of $0.2 million for the first quarter of 2002. Income (loss) from operations as a percentage of net revenue decreased to (0.2)% in 2003 from 1.5% in 2002.

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

         Net loss was $7,000 in the first quarter of 2003, a decrease of 107.0% compared to net income of $0.1 million for the first quarter of 2002. Net loss for the first quarter of 2003, however, includes $0.8 million in charges related to the settlement of litigation that arose in August of 2000 prior to the Company's transition to a logistics business.

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

Prior year pre-tax earnings targets(3):

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, there have been no material developments in any of the reported legal proceedings, except as described below.

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

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STONEPATH GROUP, INC.


Date: August 25, 2003                      Dennis L. Pelino
                                           -------------------------------------
                                           Dennis L. Pelino
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors



Date: August 25, 2003                      Bohn H. Crain
                                           -------------------------------------
                                           Bohn H. Crain
                                           Chief Financial Officer and Treasurer




Date: August 25, 2003                      Thomas L. Scully
                                           -------------------------------------
                                           Thomas L. Scully
                                           Vice President and Controller and
                                           Principal Accounting Officer