Form 10-Q/A
period 2003-06-30
STONEPATH GROUP INC
filed 2003-08-28
CIK 1093546

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

                              STONEPATH GROUP, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at June 30, 2003
                  (Unaudited-As restated) and December 31, 2002 (As restated).........1

                  Consolidated Statements of Operations (Unaudited-As restated)
                  Three and six months ended June 30, 2003 and 2002 ..................2

                  Consolidated Statements of Cash Flows (Unaudited-As restated)
                  Six months ended June 30, 2003 and 2002 ............................3

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

         Item 4.  Submission of Matters to a Vote of Security Holders ...............35

         Item 5.  Other Information .................................................36

         Item 6.  Exhibits and Reports on Form 8-K ..................................36

         SIGNATURES..................................................................38

                                Explanatory Note

This Form 10-Q/A is being filed to include the restatement of our unaudited consolidated financial statements as of June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002, and to revise certain disclosures in connection with a review of our Form 10-K for the year ended December 31, 2002 by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. The restatement of our unaudited consolidated financial statements relates to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. Further, the Financial Outlook section previously included in Item 2 of our Form 10-Q has been updated to give effect to the additional non-cash charges arising from the resolution of outstanding discussions with the Securities and Exchange Commission. Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                              STONEPATH GROUP, INC.
                      Condensed Consolidated Balance Sheets


                                                         June 30, 2003    December 31, 2002
                                                         -------------    -----------------
                                                          (UNAUDITED)
                                                            Restated          Restated
                                                          (See Note 2)      (See Note 2)
                     Assets
Current assets:
   Cash                                                  $     360,131    $       2,266,108
   Accounts receivable, net                                 26,111,674           21,799,983
   Other current assets                                      2,253,212            1,002,695
                                                         -------------    -----------------
               Total current assets                         28,725,017           25,068,786

Goodwill and acquired intangibles, net                      29,771,743           25,353,705
Furniture and equipment, net                                 6,754,063            3,233,677
Other assets                                                 1,418,302            1,509,347
                                                         -------------    -----------------
                                                         $  66,669,125    $      55,165,515
                                                         =============    =================

          Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit - bank                                 $   5,618,000    $               -
   Accounts payable                                         11,754,894           12,873,703
   Accrued expenses                                          4,130,994            2,981,375
   Earn-out payable                                                  -            3,879,856
   Interim financing agreement, current portion                607,382                    -
                                                         -------------    -----------------
               Total current liabilities                    22,111,270           19,734,934

Interim financing agreement, net of current portion          1,353,570                    -
                                                         -------------    -----------------
               Total liabilities                            23,464,840           19,734,934
                                                         -------------    -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares
    authorized;
      Series D, convertible, issued and outstanding:
       360,745 shares (Liquidation preference: $21,644,700)        361                  361
   Common stock, $.001 par value, 100,000,000 shares
    authorized; issued and outstanding: 29,037,973 and
    23,453,414 shares at 2003 and 2002, respectively            29,038               23,453
   Additional paid-in capital                              203,833,429          196,235,064
   Accumulated deficit                                    (160,589,753)        (160,711,891)
   Deferred compensation                                       (68,790)            (116,406)
                                                         -------------    -----------------

               Total stockholders equity                    43,204,285           35,430,581
                                                         -------------    -----------------

                                                         $  66,669,125    $      55,165,515
                                                         =============    =================

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                               Three months ended June 30,      Six months ended June 30,
                                              ------------------------------------------------------------
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
                                                 Restated       Restated        Restated        Restated
                                               (See Note 2)   (See Note 2)    (See Note 2)    (See Note 2)
Total revenue                                 $ 54,407,172    $ 32,689,603    $ 99,772,376    $ 45,755,163
Cost of transportation                          40,302,074      23,903,884      73,483,638      32,549,853
                                              ------------    ------------    ------------    ------------

Net revenue                                     14,105,098       8,785,719      26,288,738      13,205,310

Personnel costs                                  7,003,018       4,526,918      13,566,098       7,119,994
Other selling, general
   and administrative costs                      6,058,820       3,520,735      10,361,193       6,186,314
Depreciation and
   amortization                                    570,451         523,119       1,160,229         966,466
Litigation settlement                                    -               -         750,000               -
                                              ------------    ------------    ------------    ------------

Income (loss) from operations                      472,809         214,947         451,218      (1,067,464)

Other income, net                                   54,620          53,317          84,127         108,774
                                              ------------    ------------    ------------    ------------

Income (loss) from continuing
   operations before income taxes                  527,429         268,264         535,345        (958,690)
Income taxes                                        42,995               -          58,216               -
                                              ------------    ------------    ------------    ------------

Income (loss) from continuing operations           484,434         268,264         477,129        (958,690)
Loss from discontinued operations,
   net of tax                                     (354,991)              -        (354,991)              -
                                              ------------    ------------    ------------    ------------

Net income (loss)                                  129,443         268,264         122,138        (958,690)
Preferred stock dividends                                -        (892,116)              -      (1,779,888)
                                              ------------    ------------    ------------    ------------

Net income (loss) attributable
   to common stockholders                     $    129,443    $   (623,852)   $    122,138    $ (2,738,578)
                                              ============    ============    ============    ============

Basic earnings (loss) per common share -
   Continuing operations(1)                   $       0.02    $      (0.03)   $       0.02    $      (0.13)
   Discontinued operations                           (0.02)              -           (0.02)              -
                                              ------------    ------------    ------------    ------------

   Earnings (loss) per common share           $          -    $      (0.03)   $          -    $      (0.13)
                                              ============    ============    ============    ============

Diluted earnings (loss) per common share -
   Continuing operations(1)                   $       0.01    $      (0.03)   $       0.01    $      (0.13)
   Discontinued operations                           (0.01)              -           (0.01)              -
                                              ------------    ------------    ------------    ------------

   Earnings (loss) per common share           $          -    $      (0.03)   $          -    $      (0.13)
                                              ============    ============    ============    ============

Basic weighted average shares outstanding       28,410,129      21,227,481      26,597,540      21,066,192
                                              ============    ============    ============    ============

Diluted weighted average shares and
   share equivalents outstanding                38,082,567      21,227,481      35,305,458      21,066,192
                                              ============    ============    ============    ============

   (1)      Includes effect of preferred stock dividends in 2002.

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                         Six months ended June 30,
                                                                                       ----------------------------
                                                                                           2003            2002
                                                                                       ------------    ------------
                                                                                         Restated        Restated
                                                                                       (See Note 2)    (See Note 2)
Cash flow from operating activities:
Net income (loss)                                                                      $    122,138    $   (958,690)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                     1,160,229         966,466
        Stock-based compensation                                                             47,616          48,282
        Issuance of common stock in litigation settlement                                   350,000               -
        Discontinued operations - issuance of common stock to consultant                    128,000
        Loss on disposal of furniture and equipment                                               -           4,208
Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                              (4,311,691)     (1,715,635)
        Other assets                                                                     (1,069,842)        (59,375)
        Accounts payable and accrued expenses                                              (213,966)     (1,962,253)
                                                                                       ------------    ------------

                  Net cash used in operating activities                                  (3,787,516)     (3,676,997)
                                                                                       ------------    ------------

Cash flows from investing activities:
        Purchases of furniture and equipment                                             (3,905,048)       (326,525)
        Acquisitions of businesses, net of cash acquired                                 (3,770,000)     (9,805,403)
        Loans made                                                                         (320,909)       (350,000)
        Payment of earn-out                                                              (3,476,856)              -
        Discontinued operations - investing activities                                            -         115,000
                                                                                       ------------    ------------

                  Net cash used in investing activities                                 (11,472,813)    (10,366,928)
                                                                                       ------------    ------------

Cash flows from financing activities:
        Issuance of common stock in private placement, net of costs                       5,670,539               -
        Net proceeds from line of credit - bank                                           5,618,000               -
        Proceeds from financing of equipment                                              1,960,952               -
        Proceeds from issuance of common stock upon exercise of options and warrants        104,861         367,683
                                                                                       ------------    ------------

                  Net cash provided by financing activities                              13,354,352         367,683
                                                                                       ------------    ------------

                  Net decrease in cash and cash equivalents                              (1,905,977)    (13,676,242)

Cash and cash equivalents at beginning of year                                            2,266,108      15,227,830
                                                                                       ------------    ------------

Cash and cash equivalents at end of period                                             $    360,131    $  1,551,588
                                                                                       ============    ============

Supplemental disclosure of non-cash investing activities:
    Issuance of common stock in connection with acquisition of Regroup                 $  1,000,000    $          -
    Issuance of common stock in connection with payment of earnout                     $    443,300    $          -

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

The effects of this restatement on previously reported consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three- and six-month periods ended June 30, 2003 and 2002 are summarized below.

                                                       June 30, 2003                             December 31, 2002
                                              ---------------------------------        ------------------------------------
                                                     As                                      As
                                                Previously            As                Previously                 As
                                                 Reported          Restated              Reported               Restated
                                              -------------       -------------        --------------         -------------
Selected Balance Sheet Data:
    Goodwill and acquired intangibles, net    $  31,776,465       $  29,771,743        $   26,801,761         $  25,353,705
    Total assets                                 68,673,847          66,669,125            56,613,571            55,165,515
    Accumulated deficit                        (158,585,031)       (160,589,753)         (159,263,835)         (160,711,891)
    Total stockholders' equity                   45,209,007          43,204,285            36,878,637            35,430,581
    Total liabilities and
         stockholders' equity                    68,673,847          66,669,125            56,613,571            55,165,515


                                               Three months ended June 30, 2003         Three months ended June 30, 2002
                                              ---------------------------------        ------------------------------------
                                                     As                                      As
                                                Previously            As                Previously                 As
                                                 Reported          Restated              Reported               Restated
                                              -------------       -------------        --------------         -------------
Selected Statement of Operations Data:
     Depreciation and amortization            $     295,618       $     570,451        $      233,063         $     523,119
     Income from operations                         747,642             472,809               505,003               214,947
     Income from continuing
          operations before income taxes            802,262             527,429               558,320               268,264
     Income from continuing
          operations                                759,267             484,434               558,320               268,264
     Net income                                     404,276             129,443               558,320               268,264
     Net income (loss) attributable
          to common stockholders                    404,276             129,443              (333,796)             (623,852)

     Basic earnings (loss)
          per common share:
       Continuing operations                  $        0.02       $        0.02        $        (0.02)        $       (0.03)
       Earnings (loss) per
          common share                                 0.01                   -                 (0.02)                (0.03)

     Diluted earnings (loss)
          per common share:
       Continuing operations                  $        0.02       $        0.01        $        (0.02)        $       (0.03)
       Earnings (loss) per
          common share                                 0.01                   -                 (0.02)                (0.03)

                                                Six months ended June 30, 2003            Six months ended June 30, 2002
                                              ---------------------------------        ------------------------------------
                                                     As                                      As
                                                Previously            As                Previously                 As
                                                 Reported          Restated              Reported               Restated
                                              -------------       -------------        --------------         -------------
Selected Statement of Operations Data:
    Depreciation and amortization             $     603,563       $   1,160,229        $      113,743         $     966,466
    Income (loss) from operations                 1,007,884             451,218              (514,741)           (1,067,464)
    Income (loss) from continuing
          operations before income taxes          1,092,011             535,345              (405,967)             (958,690)
    Income (loss) from continuing
          operations                              1,033,795             477,129              (405,967)             (958,690)
    Net income (loss)                               678,804             122,138              (405,967)             (958,690)
    Net income (loss) attributable
          to common stockholders                    678,804             122,138            (2,185,855)           (2,738,578)

Basic earnings (loss) per common share:
      Continuing operations                   $        0.04       $        0.02        $        (0.10)        $       (0.13)
      Earnings (loss) per
          common share                                 0.03                  --                 (0.10)                (0.13)

Diluted earnings (loss)
          per common share:
      Continuing operations                   $        0.03       $        0.01        $        (0.10)        $       (0.13)
      Earnings (loss) per
          common share                                 0.02                  --                 (0.10)                (0.13)

Selected Statement of Cash Flows Data:
     Net income (loss)                        $     678,804       $      122,138       $     (405,967)        $    (958,690)
     Depreciation and amortization                  603,563            1,160,229              113,743               966,466

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

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

              Furniture and equipment                          $      50
              Goodwill and other intangible assets                 4,910
                                                               ---------
                Total assets acquired                          $   4,960
                                                               ---------

The following unaudited pro forma information is presented as if the acquisition of Regroup had occurred on January 1, 2002:


                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------    -----------------------------
                                                            2003            2002            2003            2002
                                                          Restated        Restated        Restated        Restated
                                                         -----------    ------------    -------------    ------------
Revenues                                                 $58,195,067    $ 35,475,933    $ 108,075,284    $ 51,266,834

Income (loss) from continuing operations                     725,950         463,337          945,567        (773,554)

Net income (loss)                                            370,959        (428,779)         590,576      (2,553,442)

Earnings (loss) per share:
     Basic                                               $      0.01    $      (0.02)   $        0.02    $      (0.12)

     Diluted                                             $      0.01    $      (0.02)   $        0.02    $      (0.12)

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

                                                         Three months ended June 30,      Six months ended June 30,
                                                         ---------------------------    ------------------------------
                                                             2003           2002            2003             2002
                                                           Restated       Restated        Restated         Restated
                                                         -----------    ------------    -------------    -------------
Net income (loss) attributable to common stockholders:
As reported                                              $   129,443    $   (623,852)   $     122,138    $  (2,738,578)
Add: stock-based employee compensation expense
   included in reported net income (loss)                     22,617             344           45,235           48,282
Deduct: total stock-based compensation expense
   determined under fair value method for all awards        (490,328)       (314,161)      (1,275,707)        (628,322)
                                                         -----------    ------------    -------------    -------------

Proforma net loss attributable to
   common stockholders                                   $  (338,268)   $   (937,669)   $  (1,108,334)   $  (3,318,618)
                                                         ===========    ============    =============    =============

Basic earnings (loss) per common share:
   As reported                                           $        --    $      (0.03)   $          --    $       (0.13)
   Pro forma                                                   (0.01)          (0.04)           (0.04)           (0.16)

Diluted earnings (loss) per common share:
   As reported                                           $        --    $      (0.03)   $          --    $       (0.13)
   Pro forma                                                   (0.01)          (0.04)           (0.04)           (0.16)

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

On July 28, 2003, as contemplated in the master lease and related interim financing agreements with LaSalle National Leasing Corporation effective June 6, 2003, the Company sold and leased back the technology and sorting equipment, which effectively retired the related interim financing arrangements, and commenced the base term of a three-year capital lease for the technology equipment totaling $2,000,000 and commenced the base term of a three-year operating lease for the sorting equipment. Payments under both the capital and operating leases will be approximately $62,000 and $22,000 per month, respectively.

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

(9)      Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company determined that it had one operating segment in the first quarter of 2002, Domestic Services, which provides a full range of logistics and transportation services throughout North America. In the second quarter of 2002, with the acquisition of SLIS, the Company established its International Services platform, which provides international air and ocean logistics services. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Segment information, in which corporate expenses (other than the legal settlement) have been fully allocated to the operating segments, is as follows (in thousands):

                                            Three months ended June 30, 2003
                                  ----------------------------------------------------
                                   Restated       Restated
                                   Domestic    International                 Restated
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   24,061   $      30,346   $        -   $   54,407
Intersegment revenue                       6              29            -           35
Income (loss) from operations           (166)            639            -          473


                                            Three months ended June 30, 2002
                                  ----------------------------------------------------
                                   Restated       Restated
                                   Domestic    International                 Restated
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   16,345   $      16,345   $        -   $   32,690
Intersegment revenue                       -               -            -            -
Income (loss) from operations            (98)            313            -          215

                             Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

                                              Six months ended June 30, 2003
                                  ----------------------------------------------------
                                   Restated       Restated
                                   Domestic    International                 Restated
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   47,835   $      51,937   $        -    $   99,772
Intersegment revenue                      40              57            -            97
Income (loss) from operations             95           1,106         (750)          451

Segment assets                        47,238          15,778        3,653        66,669
Segment goodwill and
     intangibles, net                 24,309           5,463            -        29,772

                                              Six months ended June 30, 2002
                                  ----------------------------------------------------
                                   Restated       Restated
                                   Domestic    International                 Restated
                                   Services      Services      Corporate       Total
                                  ----------   -------------   ----------   ----------
Revenue from external customers   $   29,317   $      16,438   $        -   $   45,755
Intersegment revenue                       -               -            -            -
Income (loss) from operations         (1,110)             43            -       (1,067)

Segment assets                        33,307          10,028        1,300       44,635
Segment goodwill and
      intangibles, net                17,303           4,513            -       21,816

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands).

                         Three months ended June 30,   Six months ended June 30,
                         --------------------------    -------------------------
                             2003          2002            2003          2002
                         ------------   -----------    -----------   -----------
      Total revenue:

         United States   $     53,853   $    32,690    $    98,769   $    45,755
         Hong Kong                554             -          1,003             -
                         ------------   -----------    -----------   -----------
            Total        $     54,407   $    32,690    $    99,772   $    45,755
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As noted above, our unaudited consolidated financial statements as of June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002 have been restated in connection with a review of our Form 10-K for the year ended December 31, 2002 by the Staff of the Division of Corporate Finance of the Securities and Exchange Commission. The restatement of our unaudited consolidated financial statements relates to (i) allocationg more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. Further, the Financial Outlook section previously included in Item 2 of our Form 10-Q has been updated to give effect to the additional non-cash charges arising from the resolution of outstanding discussions with the Securities and Exchange Commission. Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

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

      The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                              Quarter ended June 30,
                                                        -------------------------------------------------------------------
                                                              Restated               Restated
                                                                2003                   2002                   Change
                                                       --------------------   --------------------    --------------------
                                                         Amount      Percent    Amount      Percent     Amount     Percent
                                                        --------    --------   --------    --------    --------    --------
Net revenue                                             $ 14,105       100.0   $  8,786       100.0    $  5,319        60.5
                                                        --------    --------   --------    --------    --------
Personnel costs                                            7,003        49.7      4,527        51.5       2,476        54.7
Other selling, general and administrative                  6,059        43.0      3,521        40.1       2,538        72.1
Depreciation and amortization                                570         4.0        523         6.0          47         9.0
                                                        --------    --------   --------    --------    --------
Total operating costs                                     13,632        96.7      8,571        97.6       5,061        59.0
                                                        --------    --------   --------    --------    --------
Income from operations                                       473         3.3        215         2.4         258       120.0
Other income, net                                             54         0.4         53         0.6           1         1.9
                                                        --------    --------   --------    --------    --------
Income from continuing operations before income taxes        527         3.7        268         3.0         259        96.6
Income taxes                                                 (43)       (0.3)        --          --         (43)       NM
                                                        --------    --------   --------    --------    --------
Net income from continuing operations                        484         3.4        268         3.0         216        80.6
Loss from discontinued operations                           (355)       (2.5)        --          --        (355)       NM
                                                        --------    --------   --------    --------    --------    --------
Net income (loss)                                            129         0.9        268         3.0        (139)      (51.9)
Preferred stock dividends                                     --          --       (892)      (10.1)        892        NM
                                                        --------    --------   --------    --------    --------
Net income (loss) attributable to common stockholders   $    129         0.9   $   (624)       (7.1)   $    753       120.7
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

         Depreciation and amortization costs were $0.6 million for the second quarter of 2003, an increase of 9.0% over $0.5 million for the second quarter of 2002 driven principally by the increase in amortizable intangible assets resulting from our acquisition strategy. As discussed in Note 2 to the unaudited consolidated financial statements, amortization expense associated with the customer relationship intangible asset has been revised upward based on the outcome of our discussions with the SEC.

         Income from operations was $0.5 million in the second quarter of 2003, as compared to $0.2 million for the second quarter of 2002. Income from operations as a percentage of net revenue increased to 3.3% for the second quarter of 2003 from 2.4% for the same period in 2002.

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

         Income from continuing operations was $0.5 million in the second quarter of 2003, an improvement of $0.2 million over income of $0.3 million in the second quarter of 2002.

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

         Net income attributable to common stockholders was $0.1 million in the second quarter of 2003, an improvement of $0.8 million over a net loss attributable to common stockholders of $0.6 million in the second quarter of 2002, primarily due to the effect of the $0.9 million preferred stock dividend. Basic and diluted earnings per common share were $0.00 for the second quarter of 2003 compared to a loss of $0.03 per basic and diluted common share for the second quarter of 2002.

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

      The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                                   Six months ended June 30,
                                                               -------------------------------------------------------------------
                                                                     Restated               Restated
                                                                       2003                   2002                    Change
                                                               --------------------   --------------------    --------------------
                                                                Amount      Percent    Amount      Percent    Amount      Percent
                                                               --------    --------   --------    --------    --------    --------
Net revenue                                                    $ 26,289       100.0   $ 13,205       100.0    $ 13,084        99.1
                                                               --------    --------   --------    --------    --------
Personnel costs                                                  13,566        51.6      7,120        53.9       6,446        90.5
Other selling, general and administrative                        10,361        39.4      6,186        46.9       4,175        67.5
Depreciation and amortization                                     1,161         4.4        966         7.3         195        20.1
Litigation settlement                                               750         2.9         --          --         750          NM
                                                               --------    --------   --------    --------    --------
Total operating costs                                            25,838        98.3     14,272       108.1      11,566        81.0
                                                               --------    --------   --------    --------    --------
Income (loss) from operations                                       451         1.7     (1,067)       (8.1)      1,518       142.3
Other income, net                                                    84         0.3        108         0.8         (24)      (22.0)
                                                               --------    --------   --------    --------    --------
Income (loss) from continuing operations before income taxes        535         2.0       (959)       (7.3)      1,494       155.8
Income taxes                                                        (58)       (0.2)        --          --         (58)         NM
                                                               --------    --------   --------    --------    --------
Net income (loss) from continuing operations                        477         1.8       (959)       (7.3)      1,436       149.7
Loss from discontinued operations                                  (355)       (1.3)        --          --        (355)         NM
                                                               --------    --------   --------    --------    --------
Net income (loss)                                                   122         0.5       (959)       (7.3)      1,081       112.7
Preferred stock dividends                                            --          --     (1,780)      (13.5)      1,780       100.0
                                                               --------    --------   --------    --------    --------
Net income (loss) attributable to common stockholders          $    122         0.5   $ (2,739)      (20.8)   $  2,861       104.5
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

         Depreciation and amortization costs were $1.2 million for the first six months of 2003, an increase of 20.1% over $1.0 million for the first six months of 2002 driven principally by the increase in amortizable intangible assets resulting from our acquisition strategy. As discussed in Note 2 to the unaudited consolidated financial statements, amortization expense associated with the customer relationship intangible asset has been revised upward based on the outcome of our discussions with the SEC.

         The litigation settlement in 2003 amounted to $750,000 and represents payment to settle litigation commenced against the Company in August 2000. The Company settled the claim for a payment consisting of $400,000 in cash and $350,000 in Company common stock.

         Income from operations was $0.5 million in the first six months of 2003, as compared to a loss of $1.1 million for the first six months of 2002. Income from operations as a percentage of net revenue increased to 1.7% for the first six months of 2003 from (8.1)% for the same period in 2002.

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

         Income from continuing operations was $0.5 million in the first six months of 2003, an improvement of $1.4 million over a loss of $1.0 million in the first six months of 2002.

         The Company had no preferred stock dividends in the first six months of 2003 as compared to $1.8 million for the first six months of 2002 as a result of the restructuring of our Series C Preferred Stock effective July 18, 2002. See
Note 7 to the unaudited consolidated financial statements.

         Net income attributable to common stockholders was $0.1 million in the first six months of 2003, an improvement of $2.9 million over a net loss attributable to common stockholders of $2.7 million in the first six months of 2002 due primarily to the effect of the $1.8 million preferred stock dividend. Basic and diluted earnings per common share were $0.00 for the first six months of 2003, compared to a loss of $0.13 per basic and diluted common share for the first six months of 2002.

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

         We have also concluded our conversations with the SEC with respect to our allocation of purchase price for certain of our acquired companies, resulting in (i) $4.9 million being reclassified from goodwill to the customer relationship amortizable asset, (ii) a reduction in the estimated useful life over which the asset is amortized from 15 years to 10 years, and (iii) use of an accelerated amortization method. Based on this conclusion, we will report an additional $1.3 million in non-cash charges for 2003, providing adjusted net earnings estimated at $5.0 million with no impact on EBITDA.

         Because of the potential discrepancy between our GAAP-based financials and the economic reality of our business resulting from the possible increased amortization related to customer relationships, we believe EBITDA is a useful non-GAAP measure.

         A reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K follows:

                                                            (In millions)
                                                      Unadjusted     Adjusted*
                                                       Earnings       Earnings
                                                       Guidance       Guidance
                                                     ------------   ------------
     Net income                                      $        6.3   $        5.0
     Income taxes                                              .3             .3
                                                     ------------   ------------

     Income from operations before income taxes               6.6            5.3
     Interest expense/(income)                                 .2             .2
                                                     ------------   ------------

     Income from operations                                   6.8            5.5
     Depreciation and amortization                            1.7            3.0
                                                     ------------   ------------
     Earnings before interest, taxes, depreciation
       and amortization (EBITDA)                     $        8.5   $        8.5
                                                     ============   ============

         *Gives effect for an estimated $1.3 million in non-cash charges associated with the Company's discussions with the SEC with respect to valuing the customer relationship intangible assets.

         In addition, we may record a non-cash tax benefit in 2003 in recognition of the value associated with our net deferred tax assets, which is not reflected in our $5.0 million in adjusted net earnings guidance. Given the possibility of recognizing this non-cash benefit some time in the future, and under the assumption that over time we will make use of the NOLs available to us and become a "full taxpayer", and the non-cash charges associated with the customer relationship intangible asset, a key measurement of our ongoing financial performance will be the period-on-period change in EBITDA.

         Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) that revenue and net income will continue to grow at an annual rate that is consistent with recent results; (ii) that operating margins will not decline from current levels; (iii) that no material economic or customer disruptions will occur; (iv) that the methodologies adopted and amounts allocated by the Company for amortizable intangibles associated with acquisitions completed in 2003 remain consistent with positions presently under discussion between the Company and the SEC; and (v) that the risks otherwise identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002 under "Risks Particular to our Business" will not have an adverse effect on our operations. In prior forward-looking guidance, we had assumed that each of our operating companies, on a stand-alone basis, would deliver the level of pre-tax operating income necessary to fully achieve the earn-out payments under each of their acquisition agreements. Our present guidance no longer relies upon that assumption based upon year to date performance of certain of our operating units, and since some of our most recent acquisitions establish earn-out levels based upon forecasted, rather than current levels of earnings.

         Assuming we can continue to execute on our business plan and acquisition model without any material disruptions, and identify and close transactions similar to transactions accomplished to date, it is our goal to generate $500.0 million in annualized revenue by the end of 2006.

         Notwithstanding our expectations regarding our ability to deliver these results, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk elements otherwise identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002 under "Risks Particular to our Business." Furthermore, even though we believe our current operations will achieve a certain level of earnings on an annual basis, our results are subject to seasonal trends. For 2002 and 2001, on a pro forma basis, approximately 21% of our annual total revenue and a small percentage of our annual income were generated in the first quarter. Thereafter, volume and income typically accelerate for the remainder of the year, with the third and fourth quarters showing the greatest improvement.

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

         To ensure that we have adequate near-term liquidity, we maintain a revolving credit facility of $15.0 million (the "Facility") with LaSalle Business Credit, Inc. that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants that may limit or otherwise govern the Company's ability to make acquisitions. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. At June 30, 2003, advances plus checks then outstanding stood at $5.6 million. This amount was subsequently increased to approximately $11.3 million as of August 14, 2003, to finance the acquisitions of the Singapore offices of G Link Express Pte. Ltd. and the Cambodia offices of G Link Express (Cambodia) Pte. Ltd. (collectively "G-Link") and Customs Services International, Inc. ("CSI"). Thus, we have limited availability under the Facility until we are able to reduce the level of our outstanding advances and are otherwise limited in our ability to make future acquisitions. We expect that the cash flow from our existing operations and any other subsidiaries acquired during the year will be sufficient to support our corporate overhead and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

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


         On July 16, 2003, through our indirect wholly owned subsidiary, SLIS, we acquired the business of CSI, a Miami-based, privately held international freight forwarder and leading customs broker. The acquisition significantly enhanced our presence in Miami and provided a powerful platform to service Central America, South America, and the Caribbean. The transaction was valued at up to $3.8 million, consisting of cash of $1.4 million paid at the closing and up to an additional $2.4 million payable over a five year earn-out period based upon the future financial performance of CSI. We agreed to pay the former CSI shareholders a total of $2.4 million in base earn-out payments in installments of $0.2 million in 2004, $0.5 million in 2005 through 2007 and $0.7 million in 2008, with each installment payable in full if CSI achieves pre-tax income of $0.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2004 and 2008). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $0.8 million level.

         On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of G-Link which provide a full range of international logistics services, including international air and ocean transportation to a worldwide customer base of manufacturers and distributors. The G-Link transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing, a thirty (30%) interest in the subsidiaries which acquired the assets and an additional $2.5 million payable over a four year earn-out period based upon the future financial performance of G-Link. We agreed to pay the selling companies a total of $2.5 million in base earn-out payments in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if G-Link achieves pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $1.8 million level. As additional purchase price, the Company has also agreed to pay G-Link for excess working capital estimated at $1.6 million through the issuance of Company common stock, on a post-closing basis.

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

         The following table summarizes our contingent base earn-out payments, assuming full payout (in thousands)(1)(2):

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

Prior year pre-tax earnings targets(3):

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

         Notwithstanding the settlement, the Company remains subject to one remaining material legal proceeding that arose prior to our transition to a logistics business. That proceeding has been identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002. Although we believe that the claims asserted in this proceeding are without merit, and we intend to vigorously defend this matter, there is the possibility that the Company could incur material expenses in the defense and resolution of this matter. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if any, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded.

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

                                    STONEPATH GROUP, INC.


Date:  August 25, 2003              /s/Dennis L. Pelino
                                    -------------------------------------
                                    Dennis L. Pelino
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors


Date:  August 25, 2003              /s/Bohn H. Crain
                                    -------------------------------------
                                    Bohn H. Crain
                                    Chief Financial Officer and Treasurer


Date:  August 25, 2003              /s/Thomas L. Scully
                                    -------------------------------------
                                    Thomas L. Scully
                                    Vice President and Controller and
                                    Principal Accounting Officer