Form 10-Q
period 2003-09-30
STONEPATH GROUP INC
filed 2003-11-17
CIK 1093546

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

There were 36,212,369 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at October 24, 2003.

                                  STONEPATH GROUP, INC.


                                          INDEX

                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at September 30, 2003
                  (Unaudited) and December 31, 2002....................................1

                  Consolidated Statements of Operations (Unaudited)
                  Three and nine months ended September 30, 2003 and
                  2002.................................................................2

                  Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended September 30, 2003 and 2002  ......................3

                  Notes to Unaudited Consolidated Financial Statements.................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........34

         Item 4.  Controls and Procedures.............................................34


Part II. Other Information

         Item 1.  Legal Proceedings ..................................................35

         Item 2.  Changes in Securities and Use of Proceeds ..........................35

         Item 3.  Defaults Upon Senior Securities ....................................36

         Item 4.  Submission of Matters to a Vote of Security Holders ................36

         Item 5.  Other Information ..................................................37

         Item 6.  Exhibits and Reports on Form 8-K ...................................37

         SIGNATURES...................................................................39

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                            STONEPATH GROUP, INC.
                                    Condensed Consolidated Balance Sheets


                                                                     September 30,            December 31,
                                                                          2003                    2002
                                                                  -----------------      -------------------
                                                                                               Restated
                                                                      (Unaudited)            (See Note 2)
                           Assets
Current assets:
   Cash and cash equivalents                                      $       1,126,680      $         2,266,108
   Accounts receivable, net                                              42,934,264               21,799,983
   Other current assets                                                   1,515,620                1,002,695
                                                                  -----------------      -------------------

               Total current assets                                      45,576,564               25,068,786

Goodwill and acquired intangibles, net                                   34,373,863               25,353,705
Furniture and equipment, net                                              6,745,780                3,233,677
Other assets                                                              1,775,943                1,509,347
                                                                  -----------------      -------------------
                                                                  $      88,472,150      $        55,165,515
                                                                  =================      ===================



             Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit - bank                                          $      17,120,869      $        -
   Accounts payable                                                      17,154,318               12,873,703
   Accrued expenses                                                       4,864,416                2,981,375
   Earn-out payable                                                        -                       3,879,856
   Capital lease obligation, current portion                                657,151               -
                                                                  -----------------      -------------------
               Total current liabilities                                 39,796,754               19,734,934

Capital lease obligation, net of current portion                          1,297,760               -
                                                                  -----------------        -----------------
               Total liabilities                                         41,094,514               19,734,934
                                                                  -----------------        -----------------

Minority interest in subsidiaries                                           876,203               -
                                                                  -----------------        -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares
authorized;
      Series D, convertible, issued and outstanding: 325,125
and 360,745 shares at 2003 and 2002, respectively
      (Liquidation preference: $19,507,500)                                     325                      361
   Common stock, $.001 par value, 100,000,000 shares
authorized;
       issued and outstanding: 29,989,628 and 23,453,414
shares at 2003 and 2002, respectively                                       29,990                    23,453
   Additional paid-in capital                                           205,030,750              196,235,064
   Accumulated deficit                                                (158,514,650)             (160,711,891)
   Deferred compensation                                                    (44,982)                (116,406)
                                                                  -----------------      -------------------

               Total stockholders' equity                                46,501,433              35,430,581
                                                                  -----------------      -------------------
                                                                  $      88,472,150      $        55,165,515
                                                                  =================      ===================


     See accompanying notes to unaudited consolidated financial statements.

                                  STONEPATH GROUP, INC.
                          Consolidated Statements of Operations
                                       (Unaudited)

                                             Three months ended September 30,    Nine months ended September 30,
                                             -------------------------------   --------------------------------
                                                                    2002                                2002
                                                                  Restated                            Restated
                                                  2003          (See Note 2)         2003           (See Note 2)
                                              ------------     -------------    --------------     -------------
Total revenue                              $    77,343,013   $    43,860,010  $    177,115,389   $    89,615,173
Cost of transportation                          58,686,895        31,863,934       132,170,533        64,413,787
                                              ------------     -------------    --------------     -------------

Net revenue                                     18,656,118        11,996,076        44,944,856        25,201,386

Personnel costs                                  9,143,082         5,595,409        22,709,180        12,715,352
Other selling, general
   and administrative costs                      5,816,699         3,755,204        16,177,892         9,941,520
Depreciation and amortization                      719,536           652,925         1,879,765         1,619,389
Litigation settlement and non-recurring
    costs                                          428,837              -            1,178,837            -
                                              ------------     -------------    --------------     -------------
Income from operations                           2,547,964         1,992,538         2,999,182           925,125


Other income (expense), net                       (215,391)           78,943         (131,264)           187,667
                                              ------------     -------------    --------------     -------------
Income from continuing operations
   before income taxes and minority
   interest                                      2,332,573         2,071,481         2,867,918         1,112,792
Income taxes                                       172,924            80,000           231,140            80,000
                                              -------------    -------------    --------------     -------------
Income from continuing operations before
    minority interest                            2,159,649         1,991,481         2,636,778         1,032,792
Minority interest                                   84,546                -             84,546                -
                                              ------------     -------------    --------------     -------------

Income from continuing operations                2,075,103         1,991,481         2,552,232         1,032,792

Loss from discontinued operations, net
of tax                                              -                -                (354,991)                -
                                              ------------     -------------    --------------     -------------

Net income                                       2,075,103         1,991,481         2,197,241         1,032,792

Preferred stock dividends, net                          -         16,800,036                -         15,020,148
                                              ------------     -------------    --------------     -------------

Net income attributable
   to common stockholders                  $     2,075,103  $     18,791,517  $      2,197,241  $     16,052,940
                                              ============     =============    ==============     =============

Basic earnings (loss) per common share -
   Continuing operations(1)                $          0.07  $           0.82  $           0.09  $           0.74
   Discontinued operations                         -                 -                   (0.01)                -
                                              ------------     -------------    --------------     -------------

  Earnings per common share                $          0.07  $           0.82  $           0.08  $           0.74
                                              ============     =============    ==============     =============

Diluted earnings (loss) per common share -
   Continuing operations                  $           0.05  $           0.07  $           0.07  $           0.04
   Discontinued operations                               -                               (0.01)              -
                                                                     -
                                              ------------     -------------    --------------     -------------

   Earnings per common share              $           0.05  $           0.07  $           0.06  $           0.04
                                              ============     =============    ==============     ============


Basic weighted average shares
outstanding                                     29,435,484        23,044,277        27,553,913        21,727,030
                                              ============       ===========     =============       ===========
Diluted weighted average shares and
share equivalents outstanding                   39,918,712        28,374,323        36,788,338        28,704,801
                                              ============       ===========        ==========        ==========


(1) Includes effect of preferred stock dividends in 2002.

     See accompanying notes to unaudited consolidated financial statements.

                                  STONEPATH GROUP, INC.
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                            Nine months ended September 30,
                                                                           ----------------------------------
                                                                                                   2002
                                                                                                  Restated
                                                                                  2003          (See Note 2)
                                                                           ----------------    --------------
Cash flow from operating activities:
Net income                                                                      $  2,197,241    $  1,032,792
Adjustments to reconcile net income to net cash used in operating activities:
      Minority interest in net income of subsidiaries                                 84,546            --
      Depreciation and amortization                                                1,879,765       1,619,389
      Stock-based compensation                                                        71,424          74,617
      Issuance of common stock in litigation settlement                              350,000            --
      Discontinued operations - issuance of common stock to consultant               135,000            --
      Loss on disposal of furniture and equipment                                          0           4,560
Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                        (17,888,785)     (4,282,513)
      Other assets                                                                  (730,370)       (127,394)
      Accounts payable and accrued expenses                                        2,882,398      (2,471,152)
                                                                                ------------    ------------

            Net cash used in operating activities                                (11,018,781)     (4,149,701)
                                                                                ------------    ------------

Cash flows from investing activities:
      Acquisitions of businesses, net of cash acquired                            (7,741,378)    (10,065,984)
      Purchases of furniture and equipment                                        (3,856,180)     (1,012,024)
      Loans made                                                                    (130,000)       (350,000)
      Payment of earn-out                                                         (3,476,856)         -
      Discontinued operations - investing activities                                   -             115,000
                                                                                ------------    ------------
            Net cash used in investing activities                                (15,204,414)    (11,313,008)
                                                                                ------------    ------------

Cash flows from financing activities:
      Issuance of common stock in private placement, net of costs                  5,632,468          -
      Net proceeds from line of credit - bank                                     17,120,869          -
      Proceeds from financing of equipment                                         2,049,638          -
      Principal payments on capital lease                                            (94,727)         -
      Proceeds from issuance of common stock upon exercise of
      options and warrants                                                           293,701         367,683
      Sale of minority interest in subsidiary                                         81,818          -
                                                                                ------------    ------------

            Net cash provided by financing activities                             25,083,767         367,683
                                                                                ------------    ------------

            Net decrease in cash and cash equivalents                             (1,139,428)    (15,095,026)

Cash and cash equivalents at beginning of year                                     2,266,108      15,227,830
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $  1,126,680    $    132,804
                                                                                ============    ============

Supplemental disclosure of non-cash investing activities
     Issuance of common stock in connection with acquisitions                   $  1,912,468    $    -
     Issuance of common stock in connection with payment of earn-out                 443,300         -
     Accrual for payment of acquisitions of net assets of G-Link to
          be settled in common stock                                               1,516,220         -
     Issuance of common stock on conversion of Series D Convertible                      356         -
          Preferred  Stock
     Transfer of equipment in satisfaction of interim financing                      703,000         -
     Issuance of common stock in satisfaction of liabilities                         155,250         -
     Private placement costs incurred in prior period                                120,000         -



     See accompanying notes to unaudited consolidated financial statements.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003



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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. The Company's foreign operations are presented on a one-month lag. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

(2) Restatement of Previously Reported Consolidated Financial Statements

On September 2, 2003 the Company announced that it had concluded its dialogue with the staff of the Division of Corporation Finance of the SEC (the "Staff") as part of a review of one of the Company's filings. The results of the discussions with the Staff led the Company to restate its consolidated financial statements for the quarters ended June 30, 2003 and March 31, 2003, and for the years ended December 31, 2002 and 2001.

The restatement relates to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. The restatement did not impact the amounts presented in the consolidated statements of cash flows for net cash used in operating activities, net cash used in investing activities or net cash provided by (used in) financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities. The results of the restatement included: (i) $4.9 million being reclassified from goodwill to a customer relationship amortizable asset,
(ii) a reduction in the estimated useful life over which the asset is amortized from 15 years to 10 years, and (iii) the use of an accelerated amortization method.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


The effects of this restatement on previously reported consolidated financial statements for the three- and nine-month periods ended September 30, 2002 are summarized below.


                                   Three months ended September 30,
                                                 2002
                                      ------------------------
                                          As
                                       Previously       As
                                       Reported      Restated
                                      -----------   ----------
Selected Statement of Operations
Data:
  Depreciation and amortization       $   302,091   $  652,925
  Income from operations                2,343,372    1,992,538
  Income from continuing
       operations before income taxes   2,422,315    2,071,481
  Income from continuing operations     2,342,315    1,991,481
  Net income                            2,342,315    1,991,481
  Net income attributable to
        common stockholders            19,142,351   18,791,517


   Basic earnings per common share    $      0.83   $     0.82

   Diluted earnings per common share  $      0.08   $     0.07




                                          Nine months ended September 30,
                                                       2002
                                         --------------------------------
                                              As
                                          Previously              As
                                          Reported             Restated
                                         -----------          -----------
Selected Statement of Operations
Data:
   Depreciation and amortization         $   715,835          $ 1,619,389
   Income from operations                  1,828,679              925,125
   Income from continuing
        operations before income taxes     2,016,346            1,112,792
   Income from continuing operations       1,936,346            1,032,792
   Net income                              1,936,346            1,032,792
   Net income attributable to
           common stockholders            16,956,494           16,052,940


   Basic earnings per common share       $      0.78          $      0.74

   Diluted earnings per common share     $      0.07          $      0.04

Selected Statement of Cash Flows
Data:
   Net income                            $ 1,936,346          $ 1,032,792
   Depreciation and amortization             715,835            1,619,389

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


(3) Material Acquisitions

On June 20, 2003, the Company acquired, through its indirect wholly owned subsidiary, Stonepath Logistics Government Services, Inc. ("SLGS"), the business of Regroup Express LLC, a Virginia limited liability company ("Regroup") for $3,700,000 in cash and $1,000,000 of the Company's common stock paid at closing, plus contingent consideration of up to an additional $12,500,000 payable over a period of five years based on the future financial performance of SLGS following the acquisition. The members of Regroup may also be entitled to an additional earn-out payment to the extent its pre-tax earnings exceed $17,500,000 during the earn-out period. The Company used funds from its credit facility with LaSalle Business Credit, Inc. for the cash payment at the closing. The business acquired from Regroup provides time-definite domestic and international transportation services including air and ground freight forwarding, ocean freight forwarding, major project logistics as well as local pick up and delivery services. The customers of the acquired business include U.S. government agencies and contractors, select companies in the retail industry and other commercial businesses. The acquisition, which significantly enhances the Company's presence in the Washington, D.C. market, was accounted for as a purchase and accordingly, the results of operations and cash flows of the business acquired from Regroup are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition costs of $144,000, but excluding the contingent consideration, was $4,844,000. The following table summarizes the allocation of the purchase price, which is still preliminary pending the finalization of the valuation of certain intangible assets, based on estimated fair value of the assets acquired at June 20, 2003 (in thousands):

                    Furniture and equipment                          $   50
                    Other intangible assets                           1,513
                    Goodwill                                          3,281
                                                                     ------
                      Total assets acquired                          $4,844
                                                                     ======

On August 8, 2003, through newly formed subsidiaries, the Company acquired a 70% interest in the Singapore and Cambodia based operations of the G-Link Group ("G-Link"), a regional logistics business headquartered in Singapore with offices throughout Southeast Asia. As consideration for the purchase, the Company paid $3,704,000 at closing through a combination of $2,792,000 in cash, which was provided from funds available under its credit facility, and $912,000 of the Company's common stock and agreed to issue to G-Link a thirty percent interest in the newly formed subsidiaries which acquired the operations. As additional purchase price, on a post-closing basis, the Company has agreed to pay G-Link for 70% of its excess net assets estimated at $1,516,000 through the issuance of additional common stock of the Company. G-Link will also be entitled to an earn-out arrangement over a period of four years of up to $2,500,000 contingent upon the future financial performance of the business. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of G-Link are reflected in the Company's consolidated financial statements for periods subsequent to the date of the transaction. The

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


G-Link acquisition facilitates the Company's expansion into a rapidly growing region where most of the Company's customers have significant supplier relationships. The total purchase price, including acquisition costs of $469,000, but excluding the contingent consideration, was $5,689,000. The following table summarizes the allocation of the purchase price, which is still preliminary pending the finalization of the valuation of certain intangible assets, based on estimated fair values of the assets acquired and liabilities assumed at August 8, 2003 (in thousands):



                    Current assets                                   $ 4,095
                    Furniture and equipment                               81
                    Other intangible assets                            1,770
                    Goodwill                                           2,263
                                                                     -------
                          Total assets acquired                        8,209

                    Current liabilities assumed                       (1,810)
                    Minority interest                                   (710)
                                                                     -------
                          Net assets acquired                        $ 5,689
                                                                     =======



The following unaudited pro forma information is presented as if the acquisitions of Regroup and G-Link had occurred on January 1, 2002:

                                     Three months ended      Nine months ended
                                        September 30,          September 30,
                                    --------------------    -------------------
                                     2003         2002        2003       2002
                                    -------      -------    --------   --------
Revenue                             $79,616      $52,214    $197,350   $108,873
Income from continuing
     operations                       1,956        2,375       3,261      1,675
Net income                            1,956        2,375       2,906      1,675
Earnings per share:
     Basic                          $  0.06      $  0.10    $   0.10   $   0.07
     Diluted                        $  0.05      $  0.08    $   0.08   $   0.06

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


The table below illustrates the effect on net income attributable to common stockholders and earnings per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123.

                                                  Three months ended September 30, Nine months ended September 30,
                                                    ---------------------------    ----------------------------
                                                        2003          2002             2003             2002
                                                    ------------  -------------    --------------   -----------
Net income attributable to common stockholders:
As reported                                         $  2,075,103  $  18,791,517  $      2,197,241   $16,052,940
Add: stock-based employee compensation expense
   included in reported net income                        22,618         24,246            67,853        72,528
Deduct: total stock-based compensation expense
   determined  under fair value  method for all
    awards                                               384,639        600,098         1,566,863       997,455
                                                    ------------  -------------    --------------   -----------

Pro forma net income attributable to
   common stockholders                              $  1,713,082  $  18,215,665  $        698,231   $15,128,013
                                                    ============  =============    ==============   ===========

Basic earnings per common share:
   As reported                                      $       0.07  $        0.82  $           0.08   $      0.74
   Pro forma                                                0.06           0.79              0.03          0.70

Diluted earnings per common share:
   As reported                                      $       0.05  $        0.07  $           0.06   $      0.04
   Pro forma                                                0.05           0.05              0.02             -


(5) Revolving Credit Facility

We have a $20,000,000 revolving credit facility (the "Facility") collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility was increased in September 2003 from $15,000,000 to provide for additional flexibility for the Company's acquisition strategy and on-going working capital requirements. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of our subsidiaries will be sufficient to support the corporate overhead of the Company and some portion of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

Interest expense for the three- and nine-month periods ended September 30, 2003 amounted to $126,000 and $130,000, respectively. The Company did not incur any interest expense in the comparable prior year periods.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003



At September 30, 2003, based on available collateral and outstanding letter of credit commitments and excluding approximately $5,500,000 in outstanding checks, there was $7,729,000 available for borrowing under the Facility.

(6) Commitments and Contingencies

On May 6, 2003, we settled litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the plaintiffs' claims were without merit, we chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, paid $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying unaudited consolidated statement of operations for the nine-months ended September 30, 2003.

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

On October 2, 2001, the Court entered an order granting summary judgment to the defendants in the first case filed by Emergent and dismissing Emergent's second complaint for failure to state a claim upon which relief can be granted. The Court allowed Emergent 20 days to file a second amended complaint as to the second action only. On October 21, 2001, Emergent did file a second amended complaint in the second action. The second amended complaint did not raise any new factual allegations regarding Emergent's participation in the offering.

The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On September 4, 2003, the Second Circuit Court of Appeals entered an opinion affirming in part and reversing in part the District Court's order of dismissal with prejudice. As a result, the Second Circuit remanded the case back to the District Court for further proceedings. The Second Circuit upheld the dismissal of some of Emergent's claims and determined that Emergent had stated a claim in its complaint with respect to the remainder of the claims. The Court of Appeals also clarified some of the legal standards applicable to Emergent's remaining claims. The Company believes that it has substantial defenses to Emergent's claims and intends to vigorously defend this action on remand to the District Court.

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

The Company may become involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. As of September 30, 2003, the Company has not established any accruals for any pending legal proceedings.

A significant customer of Regroup has, according to public statements, recently defaulted upon its secured lending arrangements and has publicly threatened bankruptcy proceedings. To the extent this customer enters bankruptcy, the Company could incur possible earnings charges for some portion or all of its outstanding receivables from this customer, which as of November 10, 2003 approximated $1,000,000. It is currently premature to speculate on the actions that may be taken by this customer, and the impact those actions may have on the Company. The Company remains actively engaged with the management of this customer to monitor the situation. The cash flow impact of any such charges, however, may be mitigated under the Company's earn-out arrangements with the members of Regroup.

The Company entered into a master lease agreement with LaSalle National Leasing Corporation effective June 6, 2003 to provide up to $2,800,000 in financing for the deployment of the Tech-Logis(TM) operating system and the unrelated installation of sorting

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


equipment to automate the operations of one of the Company's strategic logistics centers. As part of this arrangement, the Company entered into an interim financing agreement which enabled the Company to finance its purchase of the assets discussed above while the costs of the lease arrangement were being accumulated. On July 28, 2003, as contemplated in the master lease and related interim financing agreements with LaSalle National Leasing Corporation effective June 6, 2003, the Company sold and leased back the technology and sorting equipment, which effectively retired the related interim financing arrangements, and commenced the base term of a three-year capital lease for the technology equipment totaling $2,050,000 and commenced the base term of a three-year operating lease for the sorting equipment. Payments under the capital and operating leases will be approximately $62,000 and $22,000 per month, respectively.

(7) Stockholders' Equity

Common Stock

On March 6, 2003, the Company completed a private placement of 4,470,000 shares of its common stock. The transaction consisted of the sale of 4,270,000 shares at $1.35 per share and 200,000 shares at $1.54 per share. In connection with this transaction, the Company realized gross proceeds of $6,072,500, paid a brokerage fee of $364,350, issued placement agent warrants to purchase 297,000 shares of common stock at an exercise price of $1.49 per share, and incurred other expenses of $75,682. In addition, the Company had previously paid the placement agent $25,000 in cash and had issued it warrants to purchase 150,000 shares of common stock at an exercise price of $1.23 per share.

In connection with the private placement, the Company agreed to register the shares underlying the warrants, as well as the shares that were actually issued. Until the matter under discussion with the SEC was resolved (see Note 2), the registration statement that was filed could not be declared effective. Under the terms of the private placement agreement, the Company was required to pay a penalty of $150,000 to the investors as of July 3, 2003 and at the end of each 30-day period thereafter, until the registration statement was declared effective, which occurred on August 29, 2003. The penalty amount of $313,000 is included in the litigation settlement and non-recurring costs line item in the accompanying unaudited consolidated statements of operations for the three- and nine-month periods ended September 30, 2003.

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

As a result of the exercise of these rights by the holders of the Series C Preferred Stock, as of July 19, 2002, all of the Company's shares of Series C Preferred Stock, representing approximately $44,600,000 in liquidation preferences, together with warrants to purchase 149,457 shares of the Company's common stock, were surrendered and retired in exchange for a combination of securities consisting of:

    o   1,911,071 shares of the Company's common stock;

    o 1,543,413 warrants to purchase the Company's common stock at an exercise price of $1.00; and

    o   360,745 shares of the Company's Series D Convertible Preferred Stock.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


The holders of the Series C Preferred Stock earned 162,741 additional shares of Series C Preferred Stock from payment of preferred stock dividends during the nine months ended September 30, 2002. No further preferred stock dividends were payable on the Series C Preferred Stock after July 18, 2002.

Series D Convertible Preferred Stock

The outstanding Series D Convertible Preferred Stock is convertible into 3,251,250 shares of the Company's common stock as of September 30, 2003. In the event of any liquidation, dissolution or winding-up of the Company prior to December 31, 2003 (which also includes certain mergers, consolidations and asset sale transactions), holders of the Series D Convertible Preferred Stock are entitled to a liquidation preference equal to $60.00 per share, paid prior to and in preference to any payment made or set aside for holders of the Company's common stock, but subordinate and subject in preference to the prior payment in full of all amounts to which holders of other classes of the Company's preferred stock may be entitled to receive as a result of such liquidation, dissolution or winding-up. Subsequent to December 31, 2003, the holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company's common stock on an as-if converted basis. The Series D Convertible Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law. In addition, the remaining Series D Convertible Preferred Stock will convert into 3,251,250 shares of the Company's common stock no later than December 31, 2004.

Stock Options and Warrants

The Company issued the following options and warrants during the first nine months of 2003:

         Issued to                             Amount         Exercise price
         Directors, officers and              1,739,100       $1.53 - $2.24
         employees
         Non-employees                          297,000               $1.49

During the nine months ended September 30, 2003, options on 313,200 shares expired. The weighted average exercise price for those options was $8.26 per share. During the nine months ended September 30, 2003, options on 152,916 shares were exercised. The weighted average exercise price for those options was $1.07.

During the nine months ended September 30, 2003, warrants on 437,970 shares expired. The weighted average exercise price for those warrants was $11.12 per share. Non-employees exercised warrants for the purchase of 149,223 of the Company's common stock. The Company canceled warrants to purchase 147,563 shares of its common stock in connection with a cashless exercise by the holder.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


(8) Earnings (Loss) per Share

Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded from the calculation of diluted earnings (loss) per share because their effect was antidilutive. The number of such shares excluded from the diluted earnings (loss) per common share calculations were as follows:

                  Period ended:                2003               2002
                                               ----               ----
                  March 31                  13,230,593          13,892,061
                  June 30                      288,600          12,848,242
                  September 30                 229,600           5,084,796

(9) Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company determined that it had one operating segment in the first quarter of 2002, Domestic Services platform, which provides a full range of logistics and transportation services throughout North America. In the second quarter of 2002, with the acquisition of Stonepath Logistics International Services, Inc. ("SLIS") (f/k/a Global Transportation Services, Inc.), the Company established its International Services platform, which provides international air and ocean logistics services. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Segment information, in which corporate expenses (other than the legal settlement and non-recurring costs) have been fully allocated to the operating segments, is as follows (in thousands):

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


                                                           Three months ended September 30, 2003
                                               --------------------------------------------------------------

                                                Domestic        International
                                                Services          Services         Corporate         Total
                                               ------------     --------------     -----------     ----------
Revenue from external customers             $       39,907   $         37,436   $           -   $     77,343
Intersegment revenue                                     7                 41               -             48
Income (loss) from operations                          370              2,607            (429)         2,548

                                                           Three months ended September 30, 2002
                                              ---------------------------------------------------------------
                                              Domestic        International
                                               Services         Services                            Total
                                              (Restated)       (Restated)        Corporate        (Restated)
                                              -----------     --------------     ------------     -----------
Revenue from external customers            $      21,616   $         22,244   $           -    $      43,860
Intersegment revenue                                   -                  -                                -
Income (loss) from operations                      1,080                912               -            1,992


                                                           Nine months ended September 30, 2003
                                               --------------------------------------------------------------
                                                Domestic       International
                                                Services          Services        Corporate          Total
                                               ------------    ---------------    ------------     ----------
Revenue from external customers             $       87,742  $          89,373  $           -    $    177,115
Intersegment revenue                                    47                 98              -             145
Income (loss) from operations                          465              3,713          (1,179)         2,999
Assets                                              49,039             29,005          10,428         88,472
Goodwill and acquired intangibles, net              23,811             10,563              -          37,374


                                                           Nine months ended September 30, 2002
                                              ---------------------------------------------------------------
                                              Domestic        International
                                               Services         Services                            Total
                                              (Restated)       (Restated)        Corporate        (Restated)
                                              -----------     --------------     ------------     -----------
Revenue from external customers           $       50,933   $         38,682   $            -    $      89,615
Intersegment revenue                                   -                  -                -                -
Income (loss) from operations                        (29)               954                -              925
Assets                                            33,720             11,631              904           46,255
Goodwill and acquired intangibles, net            16,698              4,779                -           21,477

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003




The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                      Three months ended September 30,   Nine months ended September 30,
                                      -------------------------------    -----------------------------
                                         2003              2002             2003             2002
                                      ------------    ---------------    ------------    -------------
     Total revenue:

        United States                      75,891  $          43,860  $      174,660  $      $ 89,615
        Asia                                1,452                  -           2,455           -
                                      ------------    ---------------    ------------    -------------
           Total                           77,343  $          43,860  $      177,115  $      $ 89,615
                                      ============    ===============    ============    =============


(10) Discontinued Operations

In the second quarter of 2003, the subtenant in a property previously used in the Company's former internet business vacated the property and attempted to terminate the sublease agreement. Shortly thereafter, the subtenant filed for bankruptcy. Due to an inability to find a replacement subtenant, the Company accrued the remaining lease liability amounting to approximately $227,000, net of taxes, and such amount has been reflected as part of discontinued operations in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2003.

In the second quarter of 2003, a consultant to the Company's former internet business demanded payment for services provided in 2000. Based on negotiations with the consultant, the Company agreed to issue 50,000 shares of its common stock in satisfaction of the claim, which amounted to approximately $128,000, net of taxes. Such amount has been reflected as part of discontinued operations in the accompanying consolidated statement of operations for the nine-month period ended September 30, 2003.

(11) Subsequent Events
On October 7, 2003, the Company entered into a definitive agreement to acquire a 70% interest in Hong Kong-based East Ocean Logistics Limited ("East Ocean"). East Ocean provides a full range of international logistics services, including air and ocean transportation. East Ocean is expected to report revenues in excess of $7,000,000 for 2003. The transaction is valued at up to $2,625,000, consisting of cash of $700,000 and stock of $350,000 at closing, and a five-year earn-out arrangement based upon the future financial performance of East Ocean. As additional purchase price, on a post-closing basis the Company has agreed to pay East Ocean for its closing date working capital, to the extent it exceeds its average balance during the prior year. The transaction is expected to close within 30-60 days, subject to certain closing conditions including completion of due diligence and securing of regulatory and other third-party approvals.

On October 16, 2003, the Company completed the private placement of 5,983,500 shares of its common stock at a price of $2.20 per share. In connection with this transaction, the Company realized gross proceeds of $13,163,700 and paid a brokerage fee of four (4%) percent, or $527,000. The Company has registered the shares issued in this private placement.

On November 10, 2003, the Company entered into a definitive agreement to acquire a 55% interest in Shanghai-based Shaanxi Sunshine Express Int'l Co., Ltd. ("Shaanxi"). Shaanxi provides a wide-range of customized transportation and logistics services and supply chain solutions including global freight forwarding, warehousing and distribution, shipping services and special freight handling. Shaanxi reported revenues in excess of $50,000,000 for 2002. The transaction is valued at up to $11,000,000, consisting of cash of $3,500,000 and stock of $2,000,000 at closing, and a five-year earn-out arrangement based upon the future financial performance of Shaanxi. As additional purchase price, on a post closing basis the Company has agreed to pay Shaanxi for its closing date working capital. The transaction is expected to close within 60-90 days, subject to certain closing conditions including completion of audited financial statements and securing of regulatory and other third-party approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement For Forward-Looking Statements

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenue consistent with recent results, (ii) our ability to maintain current operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share,
(iv) our ability to obtain the additional capital necessary to make additional cash acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize common stock to facilitate our acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the dilution upon the conversion of outstanding convertible securities or exercise of outstanding options and warrants, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company's operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve,
(xiv) regional disruptions in transportation, and (xv) other factors which are or may be identified from time to time in this Report or our other Securities and Exchange Commission filings and other public announcements, including our Annual Report on Form 10-K/A for the year ended December 31, 2002. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview

         We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic

Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. We also offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through our International Services platform. In addition to these core service offerings, we provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors, national retail chains and government agencies through a network of offices in 21 major metropolitan areas in North America, plus four international locations, using an extensive network of over 200 independent carriers and over 150 service partners strategically located around the world.

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

         Our GAAP based net income will also be affected by non-cash charges relating to the amortization of customer relationship intangible assets and other intangible assets arising from our completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of the Company's acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer relationship intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as the Company completes more acquisitions, we believe we are actually growing the value of our acquired customer relationships. Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric of the economic reality of the business. Accordingly, we employ EBITDA as a measure of our historical financial performance and as a benchmark for future guidance.

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

Results of Operations

         Quarter ended September 30, 2003 compared to quarter ended September 30, 2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                                      Quarter ended September 30,
                                                            ------------------------------------------------
                                                                2003            2002             Percent
                                                                                                 Change
                                                            -------------    ------------     --------------
          Total revenue                                          $77,343         $43,860              76.3%
                                                            =============    ============

          Transportation revenue                                 $72,073         $40,513              77.9%
          Cost of transportation                                  58,687          31,864              84.2%
                                                            -------------    ------------
          Net transportation revenue
                                                                  13,386           8,649              54.8%
                      Net transportation margins                   18.6%           21.3%

          Customs brokerage                                        3,252           2,204              47.6%
          Warehousing and other
               value added services                                2,018           1,143              76.5%
                                                            -------------    ------------
                               Total net revenue                 $18,656         $11,996              55.5%
                                                            =============    ============

         Total revenue was $77.3 million in the third quarter of 2003, an increase of $33.5 million or 76.3% over total revenue of $43.9 million in the third quarter of 2002. For the third quarter of 2003, $14.2 million, or 42.4%, of the increase in revenues was contributed by the Domestic Services platform while $19.3 million, or 57.6%, of the increase was contributed by the International Services platform. On a same store basis in the third quarter of 2003, the Domestic Services platform delivered $9.7 million, or 44.9% growth over the third quarter of 2002 and the International Services platform delivered $12.5 million, or 56.1% growth over the third quarter of 2002. For the third quarter of 2003, the acquisitions of Regroup Express LLC ("Regroup"), Customs Services International, Inc. ("CSI") and the Singapore and Cambodia based operations of the G-Link Group ("G-Link") contributed total revenue of $11.3 million.

         Net transportation revenue was $13.4 million in the third quarter of 2003, an increase of $4.7 million or 54.8% over net transportation revenue of $8.6 million in the third quarter of 2002. For the third quarter of 2003, $2.8 million, or 59.2%, of the increase in net transportation revenue was attributed to growth in the Domestic Services platform while $1.9 million or 40.8% of the increase was attributed to growth in the International Services platform. Net transportation margins remained relatively flat quarter on quarter in the International Services platform, but declined in the Domestic Services platform from 31.7% to 27.5% of total transportation revenue as a result of margin pressure experienced in key mid-west markets.

         Net revenue was $18.7 million in the third quarter of 2003, an increase of $6.7 million or 55.5% over net revenue of $12.0 million in the third quarter of 2002. For the third quarter of 2003, $3.6 million or 54.2% of the increase in net revenue was attributed to growth in the Domestic Services platform, while $3.1 million or 45.8% of the increase was attributed to growth in the International Services platform.

         The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                           Quarter ended September 30,
                                                  -------------------------------------------------------------------------------
                                                                                   Restated
                                                           2003                      2002                      Change
                                                  ------------------------  -----------------------  ----------------------------
                                                    Amount      Percent      Amount      Percent        Amount        Percent
Net revenue                                         $18,656        100.0%     $11,996       100.0%      $   6,660        55.5%
Personnel costs                                       9,143         49.0%       5,595        46.6%          3,548        63.4%
Other selling, general and administrative             5,817         31.2%       3,755        31.3%          2,062        54.9%
Depreciation and amortization                           719          3.9%         653         5.4%             66        10.1%
Litigation settlement and non-recurring costs           429          2.3%           -         0.0%            429           NM
                                                     ------        -----      -------       -----       ---------
Income from operations                                2,548         13.7%       1,993        16.6%            555        27.9%
Other income (expense), net                            (215)        (1.2%)         79         0.7%           (294)     (372.2%)
                                                     ------        -----      -------       -----       ---------
Income from continuing operations before income       2,333         12.5%       2,072        17.3%            261        12.6%
    taxes and minority interest
Income taxes                                            173          0.9%          80         0.7%             93       116.3%
                                                     ------        -----      -------       -----       ---------
Income from continuing operations before              2,160         11.6%       1,992        16.6%            168         8.4%
    minority interest
Minority interest                                        85          0.5%          --         0.0%             85           NM
                                                     ------        -----      -------       -----       ---------
Income from continuing operations                     2,075         11.1%       1,992        16.6%             83         4.2%
Loss from discontinued operations, net of tax            --          0.0%          --         0.0%             --           --
                                                     ------        -----      -------       -----       ---------
Net income                                            2,075         11.1%       1,992        16.6%             83         4.2%
Preferred stock dividends, net                           --          0.0%      16,800       140.0%        (16,800)     (100.0%)
                                                     ------        -----      -------       -----       ---------
Net income attributable to common stockholders       $2,075         11.1%     $18,792       156.6%      $ (16,717)      (89.0%)
                                                     ======        =====      =======       =====       =========

         Personnel costs were $9.1 million for the third quarter of 2003, an increase of $3.5 million or 63.4% over $5.6 million for the third quarter of 2002. Of the increase, $0.3 million or 9.7% was attributed to organic growth in the Domestic Services platform. $2.9 million or 82.3% of the increase was attributed to the International Services platform, driven primarily by the acquisitions of CSI and G-Link which added approximately 90 people. Personnel costs as a percentage of net revenue increased to 49.0% in the third quarter of 2003 from 46.6% in the third quarter of 2002.

         Other selling, general and administrative costs were $5.8 million for the third quarter of 2003, an increase of $2.1 million or 54.9% over $3.8 million for the third quarter of 2002. For the third quarter of 2003, $0.5 million or 23.8% of the increase in other selling, general and administrative costs was attributed to incremental costs associated with the addition of Regroup to the Domestic Services platform while $1.2 million or 57.3% of the increase was attributed to the International Services platform driven primarily by selling, general and administrative costs associated with CSI and G-Link. As a percentage of net revenue, other selling, general and administrative costs in the third quarter of 2003 remained approximately level with the third quarter of 2002 at 31.2%.

         Depreciation and amortization costs were $0.7 million for the third quarter of 2003, remaining level with the third quarter of 2002. As discussed in
Note 2 to the unaudited consolidated financial statements, amortization expense associated with the customer relationship intangible asset has increased for the third quarter of 2002 based on the outcome of our discussions with the SEC.

         Litigation settlement and non-recurring costs in the third quarter of 2003 totaled approximately $0.4 million and relates to the SEC review and delayed effectiveness of a registration statement issued in connection with a March 2003 private placement.

         Income from operations was $2.5 million in the third quarter of 2003, as compared to $2.0 million for the third quarter of 2002. Income from operations as a percentage of net revenue decreased to 13.7% for the third quarter of 2003 from 16.6% for the same period in 2002.

         Other expense, net for the third quarter of 2003 was $0.2 million compared to other income, net of $0.1 million in 2002. With quarter over quarter cash balances being reduced as a result of our acquisition program, interest income remained an insignificant component to the Company's overall financial performance for the third quarter of 2003 and 2002.

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal net operating loss carryforwards ("NOLs"). Although a portion of this loss may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the loss to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes.

         Income from continuing operations before minority interest was $2.2 million in the third quarter of 2003, an improvement of $0.2 million over income from continuing operations of $2.0 million in the third quarter of 2002.

         Minority interest for the period was approximately $0.1 million and was related primarily to the G-Link operations acquired in August of 2003, of which the Company owns a 70% interest.

         The Company had no preferred stock dividends in the third quarter of 2003 as compared to a net non-cash benefit of $16.8 million associated with the restructuring of our Series C Preferred Stock in the third quarter of 2002. See
Note 7 to the unaudited consolidated financial statements.

         Net income attributable to common stockholders was $2.1 million in the third quarter of 2003, a decrease of $16.7 million over net income attributable to common stockholders of $18.8 million in the third quarter of 2002, primarily due to the non-cash effect of the net $16.8 million associated with the restructuring of our Series C Preferred Stock. Basic earnings per common share were $0.07 for the third quarter of 2003 compared to $0.82 for the third quarter of 2002. Diluted earnings per common share were $0.05 for the third quarter of 2003 compared to $0.07 per diluted common share for the third quarter of 2002.

         Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                                Nine months ended September 30,
                                                         ----------------------------------------------
                                                                                               Percent
                                                           2003               2002             Change
                                                         --------           --------          ---------
         Total revenue                                   $177,115           $ 89,615              97.6%
                                                         ========           ========

         Transportation revenue                          $165,302           $ 83,086              99.0%
         Cost of transportation                           132,170             64,414             105.2%
                                                         --------           --------
         Net transportation revenue
                                                           33,132             18,672              77.4%
                     Net transportation margins              20.0%              22.5%

         Customs brokerage                                  7,294              3,952              84.6%
         Warehousing and other
              value added services                          4,519              2,577              75.4%
                                                         --------           --------

                              Total net revenue          $ 44,945           $ 25,201              78.3%
                                                         ========           ========

         Total revenue was $177.1 million in the first nine months of 2003, an increase of $87.5 million or 97.6% over total revenue of $89.6 million in the first nine months of 2002. For the first nine months of 2003, $36.8 million, or 42.1%, of the increase in revenues was contributed by the Domestic Services platform while $50.7 million, or 57.9%, of the increase was contributed by the International Services platform. Excluding revenues from the operations we acquired during 2002 and 2003, for the first nine months of 2003, the Domestic Services platform delivered $18.6 million, or 41.6% growth over the first nine months of 2002. Revenues attributable to operations that were acquired either in 2002 or 2003 were $68.9 million.

         Net transportation revenue was $33.1 million in the first nine months of 2003, an increase of $14.5 million or 77.4% over net transportation revenue of $18.7 million in the first nine months of 2002. For the first nine months of 2003, $9.5 million, or 65.7% of the increase in net transportation revenues was attributed to growth in the Domestic Services platform while $5.0 million, or 34.3% of the increase was attributed to growth in the International Services platform. Net transportation margins decreased to 20.0% for the first nine months of 2003 from 22.5% for the first nine months of 2002. This decrease in historical transportation margins is primarily the result of the additional relative contribution of our International Services platform which traditionally generates lower transportation margins.

         Net revenue was $44.9 million in the first nine months of 2003, an increase of $19.7 million or 78.3% over net revenue of $25.2 million in the first nine months of 2002. For the first nine months of 2003, $11.1 million, or 56.4%, of the increase in net revenues was attributed to growth in the Domestic Services platform while $8.6 million, or 43.6%, of the increase was attributed to growth in the International Services platform.

         The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                          Nine months ended September 30,
                                                  ---------------------------------------------------------------------------------
                                                            2003                         2002                     Change
                                                  ------------------------  -------------------------- ----------------------------
                                                     Amount       Percent        Amount        Percent      Amount        Percent
Net revenue                                         $44,945        100.0%        $25,201        100.0%     $ 19,744        78.3%
Personnel costs                                      22,709         50.5%         12,715         50.5%        9,994        78.6%
Other selling, general and administrative costs      16,178         36.0%          9,942         39.4%        6,236        62.7%
Depreciation and amortization                         1,880          4.2%          1,619          6.4%          261        16.1%
Litigation settlement and non-recurring costs         1,179          2.6%             --          0.0%        1,179           NM
                                                    -------        -----         -------        -----      --------
Income from operations                                2,999          6.7%            925          3.7%        2,074       224.2%
Other income (expense), net                            (131)        (0.3%)           188          0.7%         (319)     (169.9%)
                                                    -------        -----         -------        -----      --------
Income from continuing operations before income       2,868          6.4%          1,113          4.4%        1,755       157.7%
    taxes and minority interest
Income taxes                                            231          0.5%             80          0.3%          151       188.9%
                                                    -------        -----         -------        -----      --------
Income from continuing operations before
    minority interest                                 2,637          5.9%          1,033          4.1%        1,604       155.3%
Minority interest                                        85          0.2%             --          0.0%           85           NM
                                                    -------        -----         -------        -----      --------
Income from continuing operations                     2,552          5.7%          1,033          4.1%        1,519       147.1%
Loss from discontinued operations, net of tax          (355)        (0.8%)            --          0.0%         (355)          NM
                                                    -------        -----         -------        -----      --------
Net income                                            2,197          4.9%          1,033          4.1%        1,164       112.7%
Preferred stock dividends, net                           --          0.0%         15,020         59.6%      (15,020)     (100.0%)
                                                    -------        -----         -------        -----      --------
Net income attributable to common stockholders      $ 2,197          4.9%        $16,053         63.7%     $(13,856)      (86.3%)
                                                    =======        =====         =======        =====      ========

         Personnel costs were $22.7 million for the first nine months of 2003, an increase of $10.0 million or 78.6% over $12.7 million for the first nine months of 2002. Notwithstanding the significant dollar growth in personnel costs, as a percentage of net revenue, personnel costs remained level with the first nine months of 2002 at 50.5%. Of the increase, $5.2 million, or 52.4%, was attributed to the Domestic Services platform, driven primarily by the acquisition of United American in the second quarter of 2002 and Regroup in the second quarter of 2003. The International Services platform accounted for $4.5 million, or 45.1% of the increase, due to the acquisition of Stonepath Logistics International Services, Inc. ("SLIS") (f/k/a Global Transportation Services, Inc.) in the second quarter of 2002 and G-Link and CSI in the third quarter of 2003.

         Other selling, general and administrative costs were $16.2 million for the first nine months of 2003, an increase of $6.2 million or 62.7% over $9.9 million for the first nine months of 2002. For the first nine months of 2003, $3.7 million, or 59.9% of the increase in other selling, general and administrative costs was attributed to growth in the Domestic Services platform and $1.6 million, or 26.0% of the increase was attributed to the International Services platform. As a percentage of net revenue, other selling, general and administrative costs decreased to 36.0% in the first nine months of 2003 from 39.4% in the first nine months of 2002 because of a substantially larger net revenue base over which to spread the other selling, general and administrative costs.

         Depreciation and amortization costs were $1.9 million for the first nine months of 2003, an increase of 16.1% over $1.6 million for the first nine months of 2002 driven principally by the increase in amortizable intangible assets resulting from our acquisition strategy. As discussed in Note 2 to the unaudited consolidated financial statements, amortization expense associated with the customer relationship intangible asset has been increased in 2002 based on the outcome of our discussions with the SEC.

         The litigation settlement and non-recurring costs in 2003 amounted to $1.2 million and is comprised of $0.8 million paid to settle litigation commenced against the Company in August 2000 in a combination of $0.4 million in cash and $0.4 million in Company common stock and $0.4 million associated with the SEC review and delayed effectiveness of a registration statement issued in connection with a March 2003 private placement.

         Income from operations was $3.0 million in the first nine months of 2003, as compared to $0.9 million for the first nine months of 2002. Income from operations as a percentage of net revenue increased to 6.7% for the first nine months of 2003 from 3.7% for the same period in 2002.

         Other expense, net for the first nine months of 2003 was $0.1 million, which was primarily driven by interest expense on outstanding borrowings against the Company's line of credit. In 2003, the Company became a net borrower accessing its line of credit to fund increased working capital and the acquisitions of Regroup, G-Link and CSI. In the comparable period in 2002, other income, net was $0.2 million, which was driven primarily by interest income on cash balances maintained by the Company.

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs. Although a portion of this loss may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the loss to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes.

         Income from continuing operations before minority interest was $2.6 million or 5.9% of net revenue in the first nine months of 2003, an improvement of $1.6 million over $1.0 million or 4.1% of net revenue in the first nine months of 2002.

         Minority interest for the period was approximately $0.1 million and was related primarily to the G-Link operations acquired in August of 2003.

         Loss from discontinued operations totaled approximately $0.4 million and included $0.2 million recorded in connection with a property previously used in the Company's former internet business and $0.1 million related to a settlement with a consultant to the Company's former internet business which the Company satisfied through the issuance of 50,000 shares of Company common stock

         The Company had no preferred stock dividends in the first nine months of 2003 as compared to a net non-cash benefit of $15.0 million associated with the restructuring of our Series C Preferred Stock in the first nine months of 2002. See Note 7 to the unaudited consolidated financial statements.

         Net income attributable to common stockholders was $2.2 million in the first nine months of 2003, compared to net income attributable to common stockholders of $16.1 million in the first nine months of 2002 due primarily to the non-cash effect of the net $15.0 million associated with the restructuring of our Series C Preferred Stock. Basic and diluted earnings per common share were $0.08 and $0.06, respectively, for the first nine months of 2003, compared to $0.74 per basic and $0.04 per diluted common share for the first nine months of 2002.

Financial Outlook

         For 2003, the Company is maintaining its $8.5 million guidance for EBITDA on expected revenue of $240 million, and expects to exceed its prior net earnings guidance of $5.0 million due to the non-cash tax benefits it expects to record in the fourth quarter of 2003. This guidance includes the earnings power of the recent acquisitions, as well as the on-going costs of integration and non-recurring costs experienced through September.

         Because of the potential discrepancy between our GAAP-based financials and the economic reality of our business resulting from the possible increased amortization related to customer relationship intangible assets, we believe EBITDA is a useful non-GAAP performance measure.

         A reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K follows:


                                                                                  (amounts in millions)

         Net income                                                                       $  5.0
         Interest expense/(income)                                                           0.5
         Income tax expense/(benefit)*                                                      (0.0)
         Depreciation and amortization                                                       3.0
                                                                                          ------

         EBITDA (Earnings before interest, taxes, depreciation and amortization)          $  8.5
                                                                                          ======

* The Company maintains a valuation allowance to offset the net deferred tax assets associated with the tax losses generated prior to the Company's move into the logistics business. The Company expects to remove all or a portion of this valuation allowance in the fourth quarter which would result in the Company recording a non-cash tax benefit in the fourth quarter of 2003 and report a net income tax benefit for the full year. This net income tax benefit has not been reflected in the Company's full year guidance.

         Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) that revenue and net income will continue to grow at an annual rate that is consistent with recent results; (ii) that operating margins will not decline from current levels; (iii) that no material economic or customer disruptions will occur; (iv) that we will not be required to repay some portion or all of $1.3 million received by us as a payment of pre-petition indebtedness during the bankruptcy of a material customer; (v) that we will not be caused to incur charges as a result of the threatened bankruptcy of a significant customer serviced by the recently acquired business of Regroup; (vi) that the methodologies adopted and amounts allocated by the Company for amortizable intangibles associated with acquisitions completed in 2003 remain consistent with current accounting standards, as interpreted by the SEC; and (vii) that the risks otherwise identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002 under "Risks Particular to our Business" will not have an adverse effect on our operations. In prior forward-looking guidance, we had assumed that each of our operating companies, on a stand-alone basis, would deliver the level of pre-tax operating income necessary to fully achieve the earn-out payments under each of their acquisition agreements. Our present guidance no longer relies upon that assumption based upon year to date performance of certain of our operating units, and since some of our most recent acquisitions establish earn-out levels based upon forecasted, rather than current levels of earnings.

         Assuming we can continue to execute on our business plan and acquisition model without any material disruptions, and identify and close transactions similar to the transactions accomplished to date, it is our goal to generate $500.0 million in annualized revenue by the end of 2006. Notwithstanding our expectations regarding our ability to deliver these results, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk elements otherwise identified in our Annual Report on Form 10-K/A for the year ended December 31, 2002 under "Risks Particular to our Business." Furthermore, even though we believe our current operations will achieve a certain level of earnings on an annual basis, our interim results are subject to seasonal trends.

Sources of Growth

         Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from operations that have been included in the Company's operating results for the full comparable prior year period. The table below presents "same store" comparisons for the three- and nine-month periods ended September 30, 2003 (which is the measure of any increase from the same period of 2002).

                          For the three months       For the nine months ended
                        ended September 30, 2003        September 30, 2003
         Domestic                44.9%                          21.3%
         International           56.1%                           N/A


Liquidity and Capital Resources

         Prior to the adoption of our current business model, our operations consisted of developing early-stage technology businesses. These operations did not generate sufficient operating funds to meet our cash needs, and, as a result, we funded our historic operations with the proceeds from a number of private placements of debt and equity securities. With the advent of our new business model, we expect to be able to fund our operations with the cash flow generated by the businesses we acquire. We are also in an acquisitive mode and expect to deploy material amounts of capital as we execute our business plan. Therefore, it is likely that we will need to raise additional capital in the future. There can be no assurance that we will be able to raise additional capital on terms acceptable to us, if at all.

         Cash and cash equivalents totaled $1.1 million and $2.3 million as of September 30, 2003 and December 31, 2002, respectively. Working capital totaled $5.8 million and $5.3 million at September 30, 2003 and December 31, 2002, respectively.

         Cash used in operating activities was $11.0 million for the first nine months of 2003 compared to $4.1 million used in the first nine months of 2002. This decrease was primarily driven by an increase in accounts receivable over the first nine months of 2003, which in turn was driven by the substantial increase in revenue over the same period plus the fact that existing receivables were not acquired in some of the 2003 acquisitions.

         Net cash used in investing activities during the first nine months 2003 was $15.2 million compared to $11.3 million in the first nine months of 2002. Investing activities in 2003 were driven principally by $7.7 million related to our acquisitions of Regroup, CSI and G-Link, approximately $3.5 million in earn-out payments made in relation to 2002 performance targets in connection with prior acquisitions and $3.9 million for the purchase of furniture and equipment primarily related to the roll-out of Tech-Logis(TM), the Company's new web-based technology platform.

         Cash from financing activities in the first nine months of 2003 included a private placement of 4,470,000 shares of our common stock in exchange for net proceeds of approximately $5.6 million. During the first nine months of 2003, we utilized $17.1 million under our credit facility, principally in connection with the payment of earn-outs and the acquisitions of Regroup, G-Link and CSI, and received approximately $2.0 million related to the financing of certain equipment under a capital lease arrangement. The Company's line of credit balance at September 30, 2003 is made up principally of $12.2 million of outstanding borrowings and $5.5 million of outstanding checks offset by $0.6 million of deposits in transit.

         We may also receive proceeds in the future from the exercise of existing options and warrants. As of September 30, 2003, approximately 13.1 million options and warrants were outstanding. The proceeds received by the Company, if all options and warrants were exercised, would be approximately $16.9 million.

         On October 16, 2003, we completed the private placement of 5,983,500 shares of our common stock at a price of $2.20 per share, for gross proceeds of $13.2 million. In connection with this transaction, we paid a brokerage fee of four (4%) percent, or $0.5 million. We used the proceeds from the private placement to pay down outstanding borrowing under the credit facility. To satisfy a requirement of the private placement agreement, we have recently completed the registration of the shares issued in the private placement. The registration process, as completed, permits the public resale of the shares.

         To ensure that we have adequate near-term liquidity, we maintain a revolving credit facility of $20.0 million (the "Facility") with LaSalle Business Credit, Inc. that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility was increased in September 2003 from $15.0 million to provide for additional flexibility for the Company's acquisition and on-going working capital requirements. The Facility requires the Company and its subsidiaries to comply with certain financial covenants that may limit or otherwise govern the Company's ability to make acquisitions. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from our existing operations and any other businesses acquired during the year will be sufficient to support our corporate overhead and some portion of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

         Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with our historical business and acquisition model, (iv) the undrawn availability under the Facility must average $5.0 million for the 60 days preceding the acquisition and must be at least $5.0 million after giving effect for the acquisition, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, (vii) the aggregate cash disbursed to support the purchase and operation of our foreign operations must not exceed $11.3 million, and (viii) the number of permitted acquisitions is limited to four per year (excluding any acquisitions for which the purchase price is payable solely in stock). In the event that we were not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender's consent or retired the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

         As of November 14, 2003, we had no borrowings outstanding under our Facility and we had eligible accounts receivable sufficient to support access to the full amount of the Facility. However, the terms of our Facility are subject to certain financial covenants which may limit the amount otherwise available under the Facility. Principal among these are financial covenants that limit availability based upon measures of our cash flow, as well as a multiple of funded debt to consolidated EBITDA of our domestic operations. Under the funded debt to consolidated EBITDA covenant, our funded debt is limited to a multiple of 2.75 of our domestic EBITDA measured on a rolling four quarter basis. For example, based on a rolling four quarter domestic EBITDA of approximately $6.0 million, we would be limited to $16.5 million in funded debt. The domestic component of our current 2003 EBITDA guidance would provide capacity in excess of the $20.0 million availability under our Facility. If our rolling four quarter domestic EBITDA decreases, the availability under our Facility could be negatively impacted.

         We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. However, our ability to finance further acquisitions is limited by the availability of additional capital. We may finance acquisitions, however, using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

         We have used a significant amount of our available capital to finance acquisitions. Our acquisitions are normally structured with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses. We will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of the required payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of the earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity.

         The acquisition of Air Plus was completed subject to an earn-out arrangement of $17.0 million. We agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $6.0 million level. Based upon 2002 performance, former Air Plus shareholders were entitled to receive $3.0 million, and have excess earnings of $0.3 million as a carryforward against future earnings targets. Former Air Plus shareholders elected to receive $2.6 million of the earn-out payable for 2002 in cash with the balance paid in shares of the Company's common stock in April 2003.

         On April 4, 2002, we acquired SLIS, a Seattle-based privately-held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments in installments of $0.7 million in 2003, $1.0 million in 2004 through 2007 and $0.3 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other earn-out year exceeds the $2.0 million level. The Company has also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("SLIS' tier-two earn-out"). Under SLIS' tier-two earn-out, former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period in order for the former SLIS shareholders to receive the full $7.0 million in contingent earn-out payments. Based upon 2002 performance, former SLIS shareholders received $0.7 million on April 1, 2003, and have excess earnings of $2.3 million as a carryforward against future earnings targets.

         On May 30, 2002 we acquired United American, a Detroit-based privately-held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction is valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period in order for the former United American shareholder to receive the full $11.0 million in contingent earn-out payments. Based upon 2002 performance, the former United American shareholder received $0.2 million in the first quarter of 2003, and has an earnings shortfall of $1.0 million. In future years, earnings in excess of the $2.2 million earnings target would first be applied against the $1.0 million shortfall.

         On October 1, 2002 we acquired Stonepath Logistics Government Services, Inc. ("SLGS") (f/k/a Transportation Specialists, Inc.), a Northern Virginia-based privately-held provider of expedited domestic and international transportation services. The SLGS transaction capitalized on SLGS' existing base of government contract work in the Washington metropolitan area and served as a supplement to an existing Company-operated facility in that area. The transaction was valued at up to $1.1 million, consisting of cash of $0.5 million paid at closing, and a three-year earn-out arrangement. The Company agreed to pay the former SLGS shareholder $0.2 million for each year in the three-year earn-out period ending December 31, 2005, based upon the annual net revenue targets of $1.6 million. In the event there is a shortfall in net revenue, the earn-out payment will be reduced proportionally to the extent of the shortfall, provided no earn-out payment shall be made if net revenue for the year falls below $1.0 million. Shortfalls may be carried over or carried back to the extent that net revenue in any other pay-out year exceeds the $1.6 million level.

         On June 20, 2003, through our indirect wholly owned subsidiary, SLGS, we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $3.5 million level. The Company has also provided the former members of Regroup with an opportunity to earn an additional payment of $2.5 million if Regroup earns $3.5 million in pre-tax income during the 12 month period commencing July 1, 2003. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target ("Regroup's tier-two earn-out").

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

         On July 16, 2003, through our indirect wholly owned subsidiary, SLIS, we acquired the business of CSI, a Miami-based, privately held international freight forwarder and leading customs broker. The acquisition significantly enhanced our presence in Miami and provided a powerful platform to service Central America, South America, and the Caribbean. The transaction was valued at up to $3.8 million, consisting of cash of $1.4 million paid at the closing and up to an additional $2.4 million payable over a five-year earn-out period based upon the future financial performance of CSI. We agreed to pay the former CSI shareholders a total of $2.4 million in base earn-out payments in installments of $0.2 million in 2004, $0.5 million in 2005 through 2007 and $0.7 million in 2008, with each installment payable in full if CSI achieves pre-tax income of $0.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $0.8 million level.

         On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of G-Link which provide a full range of international logistics services, including international air and ocean transportation to a worldwide customer base of manufacturers and distributors. The G-Link transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing, a thirty (30%) interest in the subsidiaries which acquired the assets and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of G-Link. We agreed to pay the selling companies a total of $2.5 million in base earn-out payments in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if G-Link achieves pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $1.8 million level. As additional purchase price, the Company has also agreed to pay G-Link for excess net assets estimated at $1.5 million through the issuance of Company common stock, on a post-closing basis.

         On October 7, 2003, through our subsidiary, Stonepath Logistics (Hong
Kong) Limited, we agreed to acquire a seventy (70%) percent interest in the assets and operations of East Ocean Logistics Limited ("East Ocean"). East Ocean, based in Hong Kong, provides a full range of international logistics services, including air and ocean transportation. After the acquisition, the business of East Ocean will be combined with that of our subsidiary, Stonepath Logistics (Hong Kong) Limited. The transaction is valued at up to $2.625 million consisting of cash of $0.7 million and $0.35 million of the Company's common stock payable at the closing, plus up to an additional $1.575 million payable over a five-year period based upon the future financial performance of Stonepath Logistics (Hong Kong) Limited, including the former operations of East Ocean. The earn-out is scheduled to be paid in installments of $0.3 million with each installment payable in full if Stonepath Logistics (Hong Kong) Limited, achieves pre-tax net income of at least $1.15 million in each of the earn-out years. In the event there is a shortfall in pre-tax net income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax net income in any other pay-out year exceeds the $1.15 million level. As additional purchase price, on a post-closing basis, the Company has also agreed to pay East Ocean for 70% of its closing date working capital, to the extent its closing date working capital exceeds the average level of working capital during the one-year period prior to the closing.

         On November 10, 2003, through a wholly-owned subsidiary, we agreed to purchase a 55% interest in Shanghai-based Shaanxi Sunshine Express, Ltd. ("Shaanxi"). Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction is valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company's common stock payable at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out is scheduled to be paid in installments of $1.1 million, with each installment payable in full if Shaanxi achieves pre-tax net income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax net income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax net income in any other pay-out year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company has agreed to pay Shaanxi for 55% of its closing date working capital.

         The following table summarizes our contingent base earn-out payments for our completed transactions, assuming full payout (in thousands)(1)(2)(3):

                                                                          Stonepath Group, Inc.
                                                                Schedule of Contingent Earn-Out Payments

                                              2004          2005            2006          2007          2008          Total
                                           ---------      ---------      ---------      --------      --------      ---------
Earn-out Payments
Domestic(4)                                $ 6,540.0      $ 9,040.0      $ 8,050.0      $2,500.0      $2,500.0      $28,630.0
International                                1,463.0        2,097.0        2,097.0       2,469.0         735.0        8,861.0
                                           ---------      ---------      ---------      --------      --------      ---------
Total Earn-Out Payments                    $ 8,003.0      $11,137.0      $10,147.0      $4,969.0      $3,235.0      $37,491.0
                                           =========      =========      =========      ========      ========      =========

Prior Year Pre-Tax Earnings Targets (5)

Domestic                                   $ 8,806.0      $12,306.0      $12,306.0      $3,500.0      $3,500.0      $40,418.0
International                                3,060.0        4,553.0        4,553.0       5,609.0         947.0       18,722.0
                                           ---------      ---------      ---------      --------      --------      ---------
Total Pre-tax Earnings Targets             $11,866.0      $16,859.0      $16,859.0      $9,109.0      $4,447.0      $59,140.0
                                           =========      =========      =========      ========      ========      =========

Earn-Outs as a Percentage of Pre-Tax
 Earnings Targets

Domestic                                       74.3%          73.5%          65.4%         71.4%         71.4%          70.8%
International                                  47.8%          46.1%          46.1%         44.0%         77.6%          47.3%
Combined                                       67.4%          66.1%          60.2%         54.6%         72.7%          63.4%

----------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).
(2) During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if the applicable acquired companies generate an incremental $37.0 million in pre-tax earnings.
(3)      Only closed transactions are reflected in this schedule
(4) Excludes $2.5 million contingent purchase price payable to the former owners of Regroup in the third quarter of 2004 subject to the acquired operations achieving a $3.5 million earnings target for the twelve-month period commencing July 1, 2003.
(5) Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangibles created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs.

         On May 6, 2003, we settled litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the Plaintiffs' claims were without merit, we chose to settle the matter at that time in order to remove any cloud of uncertainty created by nominal claims in excess of $20.0 million, to avoid future litigation costs and to mitigate the diversion of management attention from operations.

         Notwithstanding the settlement, the Company remains subject to one remaining material legal proceeding that arose prior to our transition to a logistics business. That proceeding is identified in Item 1 of Part II of this Quarterly Report on Form 10-Q. Although we believe that the claims asserted in the proceeding are without merit, and we intend to vigorously defend this matter, there is the possibility that the Company could incur material expenses in the defense and resolution of this matter.

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

         A significant customer of the Regroup business has, according to public statements, recently defaulted upon its secured lending arrangements and has publicly threatened bankruptcy proceedings. To the extent this customer enters bankruptcy, we could incur possible earnings charges for some portion or all of our outstanding receivables from this customer, which as of November 10, 2003 were approximately $1.0 million. It is currently premature to speculate on the actions that may be taken by this customer, and the impact those actions may have on us. We are actively monitoring the situation. The cash flow impact of any such charges, however, may be mitigated under our earn-out arrangements with Regroup.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which provides new guidance with respect to the consolidation of all unconsolidated entities, including special purpose entities. The Company is reviewing its minority interest investment in MagRabbit-UAFS, LLC to determine what, if any, impact the adoption of Interpretation No. 46 may have on its consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of SFAS No. 150 has not had, and is not expected to have, a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and its line of credit. The Company does not have any derivative financial instruments in its investment portfolio. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at September 30, 2003, the change in interest expense would have had an immaterial impact on the Company's results of operations. The Company does not expect any material loss with respect to its investment portfolio.

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

         On October 12, 2000, Emergent Capital Investment Management, LLC ("Emergent") filed suit against the Company and two of its officers in the United States District Court for the Southern District of New York contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, Emergent alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20.0 million and the Company actually raised $50.0 million. Emergent seeks a return of its $2.0 million purchase price of Series C shares. In June of 2001, the Company moved for summary judgment in this case.

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

         On October 2, 2001, the District Court entered an order granting summary judgment to the defendants in the first case filed by Emergent and dismissing Emergent's second complaint for failure to state a claim upon which relief can be granted. The District Court allowed Emergent 20 days to file a second amended complaint as to the second action only. On October 21, 2001, Emergent did file a second amended complaint in the second action. The second amended complaint did not raise any new factual allegations regarding Emergent's participation in the offering.

         The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the District Court entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The District Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On September 4, 2003, the Second Circuit Court of Appeals entered an opinion affirming in part and reversing in part the District Court's order of dismissal with prejudice. As a result, the Second Circuit remanded the case back to the District Court for further proceedings. The Second Circuit upheld the dismissal of some of Emergent's claims and determined that Emergent had stated a claim in its complaint with respect to the remainder of the claims. The Court of Appeals also clarified some of the legal standards applicable to Emergent's remaining claims. The Company believes that it has substantial defenses to Emergent's claims and intends to vigorously defend this action on remand to the District Court.

         The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

         On August 20, 2003, we issued 50,000 shares of our common stock to American Maple Leaf Financial Corporation in settlement of payments due under a consulting arrangement entered into and performed during 2000. The shares were valued for the purpose of this settlement at $0.1 million ($2.70 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering.

         On August 8, 2003, we issued an aggregate of 356,433 shares of our common stock to G-Link Express Pte., Ltd. and G-Link Express (Cambodia) Pte., Ltd. in partial consideration for the acquisitions of the assets and operations of the Singapore and Cambodia offices of the G-Link Group of companies. The shares were valued, for the purposes of the acquisition, at $0.9 million ($2.56 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering.

         On October 16, 2003, we issued 5,983,500 shares of our common stock at $2.20 per share, to the accredited investors identified below in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering. In connection with this transaction, we realized gross proceeds of approximately $13.2 million and paid to Stonegate Securities, Inc. a brokerage fee consisting of cash commissions of approximately $0.5 million or four (4%) percent.

Name                                                     Shares of Common Stock
----                                                     ----------------------
A.C. Israel Enterprises, Inc.                                           150,000
A. Spector Capital, LLC                                                 100,000
Atlas Capital (Q.P.), L.P.                                               47,125
Atlas Capital Master Fund, L.P.                                         141,375
Boston Partners Asset                                                   750,000
   Management, L.P.
Chilton Small Cap Partners, LP                                          131,976
   c/o Chilton Investment Company, Inc.
Chilton Small Cap International, LP                                     268,024
   c/o Chilton Investment Company, Inc.
Crestview Capital Fund II, L.P.                                         100,000
The Frost National Bank, F/b/o Renaissance US Growth Investment          75,000
   Trust PLC Trust No. W00740100
The Frost National Bank, F/b/o Renaissance Capital Growth &              75,000
   Income Fund III, Inc.; Trust No. W00740000
Gryphon Master Fund, LP                                                 100,000
HSBC Global Custody, Nominee (U.K.) Limited, Designation                150,000
   No. 896414
MicroCapital Fund, LP                                                   100,000
Peter A Massaniso                                                        50,000
Porter Partners, LP                                                     100,000
Pequot Scout Fund, LP c/o Pequot Capital Management, Inc.               125,000
Pequot Navigator Onshore Fund, LP c/o Pequot Capital                    125,000
   Management, Inc.
Sherleigh Associates, Inc.                                              700,000
   Profit Sharing Plan, Jack Silver Trustee
Smith Barney Investment Funds, Inc., Smith Barney Small Cap             850,000
   Value Fund
Southwell Partners, L.P.                                              1,300,000
Weiss, Peck & Greer Investments, a division of Robeco USA, L.L.C.       342,400
Westpark Capital, LP                                                     45,000
WPG Tudor Fund                                                          157,600
                                                                      ---------

TOTAL                                                                 5,983,500
                                                                      =========

         On or about October 24, 2003, we issued 45,548 shares of our common stock to the accredited investors identified below in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering. The shares were issued in lieu of approximately $108,405 of liquidated damages that were owed by us as a result of a delay in the registration of shares of common stock issued in the private placement transaction that closed on March 6, 2003. There were no fees associated with the issuance of the 45,548 shares of common stock.

Name                                                     Shares of Common Stock
----                                                     ----------------------
Sherleigh Associates, Inc. Profit Sharing Plan                           12,478
George C. Clairmont 5-8-51 Trust                                          1,872
Ingleside Company                                                         6,240
BFS US Special Opportunities Trust PLC                                   12,478
Renaissance US Growth Investment Trust PLC                                6,240
Renaissance Capital Growth & Income Fund III, Inc.                        6,240
                                                                         ------

TOTAL                                                                    45,548
                                                                         ======

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

         4.27 Form of subscription agreement by and between the Company and certain holders of common stock (including exhibit providing for registration rights)(1)

         4.28 Amendment to Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated September 12, 2003(1)

         4.29 Form of subscription agreement by and between the Company and the holders of 45,548 common shares (including exhibit providing for registration rights)(1)

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

--------------------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-3 No. 333-110231, filed with the SEC on November 4, 2003.

(b) Reports on Form 8-K

         o On July 7, 2003, the Company filed a Current Report on Form 8-K dated June 20, 2003, reporting under Item 2 on the acquisition of the business of Regroup Express, LLC

         o On July 17, 2003, the Company furnished under Item 9 - "Regulation FD Disclosure" of Form 8-K, a copy of a press release that was issued on July 17, 2003, relating to matters raised by the Securities and Exchange Commission over the Company's allocation of purchase price to amortizable intangibles.

         o On August 7, 2003, the Company filed an Amendment to its Current Report on Form 8-K dated June 20, 2003, providing the financial statements under
Item 7 relating to its recent acquisition of Regroup Express, LLC

         o On August 13, 2003, the Company filed a Current Report on Form 8-K dated August 8, 2003, reporting under Item 2 on the acquisition of a 70% interest in the Singapore and Cambodian operations of the G-Link Group of companies, and including financial statements under Item 7 thereof.

         o On August 15, 2003, the Company furnished under Item 7- "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 9 - "Regulation FD Disclosure" of Form 8-K a copy of its earnings press release that was issued on August 14, 2003. This release, which is required under Item 12, "Results of Operations and Financial Condition", was included under Item 9 pursuant to interim guidance provided by the SEC.

         o On August 28, 2003, the Company filed an Amendment to its Current Report on Form 8-K dated June 20, 2003, providing under Item 7(b) amendments to the pro forma financial statements provided with respect to the acquisition of Regroup Express, LLC

         o On August 28, 2003, the Company filed an Amendment to its Current Report on Form 8-K dated August 8, 2003, providing under Item 7(b) amendments to the pro forma financial statements provided with respect to the acquisition of the Singapore and Cambodian operations of the G-Link Group of companies.

         o On September 9, 2003, the Company filed a Current Report on Form 8-K dated September 5, 2003, providing under Item 5 disclosure relative to an increase in the Company's credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STONEPATH GROUP, INC.


Date:  November 14, 2003                /s/ Dennis L. Pelino
                                        -------------------------------------
                                        Dennis L. Pelino
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors



Date:  November 14, 2003                /s/ Bohn H. Crain
                                        -------------------------------------
                                        Bohn H. Crain
                                        Chief Financial Officer and Treasurer




Date:  November 14, 2003                /s/ Thomas L. Scully
                                        -------------------------------------
                                        Thomas L. Scully
                                        Vice President and Controller and
                                        Principal Accounting Officer