Form 10-K/A
period 2002-12-31
STONEPATH GROUP INC
filed 2004-01-20
CIK 1093546

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   -----------
                          Amendment No. 2 to Form 10-K
                          ----------------------------

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

                    Documents Incorporated by Reference: None

               Index to Exhibits appears at page 18 of this Report
----------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

================================================================================

                                Explanatory Note


         This Form 10-K/A is being filed to restate the consolidated statement of operations of the Company for the year ended December 31, 2002 included under
Item 8 of Part II, and to make certain conforming changes to the Selected Financial Data table included under Item 6 of Part II and to the narrative disclosures included within "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Items 7 and 7A of Part II. The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International Services division, with no resulting impact on our consolidated net revenue, EBITDA or net income. A description of the restatement can be found under Footnote 2 to our consolidated financial statements. The Financial Outlook section previously included in Item 7 of Part II of our Form 10-K/A has been omitted as it has been superceded by subsequent guidance provided by us. Except as otherwise specifically noted, all information contained herein is as of December 31, 2002 and does not reflect any events or changes in information that may have occurred subsequent to that date.


         This Form 10-K/A is being amended solely to reflect restated financial information. Accordingly, all other items that remain unaffected are omitted in this filing.



                              STONEPATH GROUP, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                      [INCLUSIVE OF REVISED SECTIONS ONLY]



PART II.................................................................................................................1

         Item 6.    Selected Financial Data.............................................................................1

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............3

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................16

         Item 8.    Financial Statements and Supplementary Data........................................................16


PART III...............................................................................................................16

         Item 14.   Controls and Procedures............................................................................16


PART IV................................................................................................................18

         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................18



SIGNATURES.............................................................................................................58


                                     PART II


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

Consolidated Statement of Operations Data:
(in thousands, except per share amounts)

                                                             Stonepath Group, Inc.                                Air Plus
                                      ----------------------------------------------------------------    -------------------------
                                                            Year ended December 31,
                                      ----------------------------------------------------------------
                                                                                                          Six Months     Year ended
                                       Restated                                                           ended June      December
                                         2002          2001          2000         1999         1998        30, 2001       31, 2000
                                      ----------    ---------     ---------    ---------     ---------     --------       ---------
Revenues                              $  122,788    $  15,598     $       -    $       -     $       -     $ 26,015       $  56,201
Cost of transportation                    84,478        9,741             -            -             -       15,679          31,856
                                      ----------    ---------     ---------    ---------     ---------     --------       ---------
Net revenues                              38,310        5,857             -            -             -       10,336          24,345
Operating expenses                        35,956       10,409         7,420        2,761             -        9,660          20,544
                                      ----------    ---------     ---------    ---------     ---------     --------       ---------
Income (loss) from operations              2,354       (4,552)       (7,420)      (2,761)            -          676           3,801
Other income (expense)                       128        1,295         2,065       (2,812)            -          (24)            (11)
                                      ----------    ---------     ---------    ---------     ---------     --------       ---------
Income (loss) from continuing
   operations before income taxes          2,482       (3,257)       (5,355)      (5,573)            -          652           3,790
Income taxes                                 102            -             -            -             -            -               -
                                      ----------    ---------     ---------    ---------     ---------     --------       ---------
Income (loss) from continuing
   operations                              2,380       (3,257)       (5,355)      (5,573)            -          652           3,790
Loss from discontinued  operations             -      (13,863)      (30,816)     (18,258)      (12,737)           -               -
                                      ----------    ---------     ---------    ---------     ---------     --------       ---------
Net income (loss)                          2,380      (17,120)      (36,171)     (23,831)      (12,737)         652           3,790
Preferred stock dividends                 15,020       (4,151)      (45,751)      (6,605)      (15,251)           -               -
                                      ----------    ---------     ---------    ---------     ---------     --------       ---------
Net income (loss) attributable to
   common stockholders                $   17,400    $ (21,271)    $ (81,922)   $ (30,436)    $ (27,988)    $    652       $   3,790
                                      ==========    =========     =========    =========     =========     ========       =========
Basic earnings (loss) per common share:
    Continuing operations             $     0.79    $   (0.36)    $   (2.89)   $   (1.15)    $       -
    Discontinued operations                 -           (0.68)        (1.75)       (1.73)        (5.94)
                                      ----------    ---------     ---------    ---------     ---------
                                      $     0.79    $   (1.04)    $   (4.64)   $   (2.88)    $   (5.94)
                                      ==========    ==========    =========    =========     =========
Diluted earnings (loss) per common
   share:(1)
    Continuing operations             $     0.08    $   (0.36)    $   (2.89)   $   (1.15)    $       -
    Discontinued operations                 -           (0.68)        (1.75)       (1.73)        (5.94)
                                      ----------    ---------     ---------    ---------     ---------
                                      $     0.08    $   (1.04)    $   (4.64)   $   (2.88)    $   (5.94)
                                      ==========    ==========    =========    =========     =========
Weighted average common shares:
    Basic                                 22,155       20,510        17,658       10,558         4,711
                                      ==========    ==========    =========    =========     =========
    Diluted                               29,233       20,510        17,658       10,558         4,711
                                      ==========    ==========    =========    =========     =========

Consolidated Balance Sheet Data:
(in thousands)
                                                               Stonepath Group, Inc.
                                                                     December 31,
                                      ----------------------------------------------------------------
                                          2002           2001        2000        1999           1998
                                      ----------       --------    --------     --------     ---------
Cash and cash equivalents             $    2,266       $ 15,228    $ 29,100     $  3,127     $       1
Working capital (deficit)                  5,634         15,259      27,713       (4,213)       (8,750)
Total assets                              55,166         40,803      44,911       13,989           372
Long-term debt and redeemable
   preferred stock                             -              -           -        4,516             -
Stockholders' equity (deficit)            35,431         32,432      43,326        1,701        (8,750)

-----------------
 (1) Diluted earnings per common share for 2002 excludes the impact of the July 18, 2002 exchange transaction with the holders of the Company's Series C Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                Explanatory Note

This Form 10-K/A is being filed to restate our consolidated statement of operations for the year ended December 31, 2002, and to make certain conforming changes to the narrative disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International Services division, with no resulting impact on our consolidated net revenue, EBITDA or net income. A description of the restatement can be found under Footnote 2 to our consolidated financial statements. The "Financial Outlook" section contained therein has been omitted as it has been superceded by subsequent guidance provided by us. Except as otherwise specifically noted, all information contained herein is as of December 31, 2002 and does not reflect any events or changes in information that may have occurred subsequent to that date.

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

         Year ended December 31, 2002 (historical) compared to year ended December 31, 2001 (historical)

      The following table summarizes our historical total revenues, net transportation revenues and other revenues (in thousands):

                                                                                                 Change
                                                                                        --------------------------
                                                        2002
                                                      Restated            2001           Amount           Percent
                                                      --------          --------        --------
Total revenues                                        $122,788          $ 15,598        $107,190            687.2%
                                                      ========          ========        ========

Transportation revenues                                113,510            15,174          98,336             648.1
Cost of transportation                                  84,478             9,741          74,737             767.2
                                                      --------          --------        --------
Net transportation revenues                             29,032             5,433          23,599             434.5
            Net transportation margins                   25.6%             35.8%

Customs brokerage                                        6,290                --           6,290                NM
Warehousing and other
     value added services                                2,988               424           2,564             604.7
                                                      --------          --------        --------
                    Total net revenues                $ 38,310          $  5,857        $ 32,453             554.1
                                                      ========          ========        ========

      Total revenues were $122.8 million for the year ended December 31, 2002, an increase of $107.2 million or 687.2% over total revenues of $15.6 million for the comparable period in 2001. $56.7 million or 52.9% of the increase in total revenues was attributable to the operations of the businesses we acquired in 2002; $5.3 million or 4.9% was due to an increase in Air Plus' revenues for the fourth quarter of 2002 over the comparable period in 2001 ("organic growth"); and the remaining $45.2 million or 42.2% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

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

     Net transportation margins decreased to 25.6% for the year ended December 31, 2002 from 35.8% for the comparable period in 2001. This decrease in net transportation margins is primarily the result of the addition of our International Services platform, which traditionally has lower margins, in the second quarter of 2002.

      The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenues (in thousands):

                                                           2002                         2001                        Change
                                                   ----------------------    ------------------------      ----------------------
                                                    Amount       Percent      Amount          Percent       Amount        Percent
                                                   ---------     -------     --------         -------      ---------      -------
Net revenues                                       $  38,310       100.0%    $  5,857           100.0%     $  32,453        554.1%
                                                   ---------      ------     --------          ------      ---------
Personnel costs                                       19,089        49.8        5,997           102.4         13,092        218.3
Other selling, general and administrative costs       14,680        38.3        3,917            66.9         10,763        274.8
Depreciation and amortization                          2,187         5.7          495             8.4          1,692        341.8
                                                   ---------      ------     --------          ------      ---------
Total operating costs                                 35,956        93.8       10,409           177.7         25,547        245.4
                                                   ---------      ------     --------          ------      ---------
Income (loss) from operations                          2,354         6.2       (4,552)          (77.7)         6,906         NM
Other income (expense)                                   128         0.3        1,295            22.1         (1,167)       (90.1)
                                                   ---------      ------     --------          ------      ---------
Income (loss) from operations before
    income taxes                                       2,482         6.5       (3,257)          (55.6)         5,739         NM
Income taxes                                             102         0.3           --              --            102         NM
                                                   ---------      ------     --------          ------      ---------
Income (loss) from continuing                          2,380         6.2       (3,257)          (55.6)         5,637         NM
    operations
Loss from discontinued operations                         --          --      (13,863)         (236.7)        13,863         NM
                                                   ---------      ------     --------          ------      ---------
Net income (loss)                                      2,380         6.2      (17,120)         (292.3)        19,500         NM
Preferred stock dividends                             15,020        39.2       (4,151)          (70.9)        19,171         NM
                                                   ---------      ------     --------          ------      ---------
Net income (loss) attributable to common
    stockholders                                   $  17,400        45.4%    $(21,271)         (363.2)%    $  38,671         NM
                                                   =========      ======     ========          ======      =========

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

         Year ended December 31, 2001 (historical) compared to year ended December 31, 2000 (historical)

      The following table summarizes our historical total revenues, net transportation revenues and other revenues (in thousands):

                                                                                                 Change
                                                                                       --------------------------
                                                        2001             2000           Amount           Percent
                                                      --------          ------         -------          ---------
Total revenues                                        $ 15,598          $   --         $15,598              NM
                                                      ========          ======         =======

Transportation revenues                                 15,174              --          15,174              NM
Cost of transportation                                   9,741              --           9,741              NM
                                                      --------          ------         -------
Net transportation revenues                              5,433              --           5,433              NM
            Net transportation margins                   35.8%              --              --              --

Customs brokerage                                           --              --              --              NM
Warehousing and other
     value added services                                  424              --             424              NM
                                                      --------          ------         -------
                    Total net revenues                $  5,857          $   --         $ 5,857              NM
                                                      ========          ======         =======

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

      The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenues (in thousands):

                                                           2001                         2000                        Change
                                                   ----------------------    ------------------------      ----------------------
                                                    Amount       Percent      Amount          Percent       Amount        Percent
                                                   ---------     -------     --------         -------      ---------      -------
Net revenues                                       $   5,857       100.0%    $     --              --      $   5,857           NM
                                                   ---------      ------     --------          ------      ---------
Personnel costs                                        5,997       102.4        4,263              --          1,734         40.7%
Other selling, general and administrative costs        3,917        66.9        3,126              --            791         25.3
Depreciation and amortization                            495         8.4           31                            464      1,496.8
                                                   ---------      ------     --------          ------      ---------
Total operating costs                                 10,409       177.7        7,420              --          2,989         40.3
                                                   ---------      ------     --------          ------      ---------
Loss from operations                                  (4,552)      (77.7)      (7,420)             --          2,868         38.7
Other income                                           1,295        22.1        2,065              --           (770)       (37.3)
                                                   ---------      ------     --------          ------      ---------
Loss from continuing operations before
    income taxes                                      (3,257)      (55.6)      (5,355)             --          2,098         39.2
Income taxes
                                                          --          --           --              --             --           --
Loss from continuing operations                       (3,257)      (55.6)      (5,355)             --          2,098         39.2
Loss from discontinued operations                    (13,863)     (236.7)     (30,816)             --         16,953         55.0
                                                   ---------      ------     --------          ------      ---------
Net loss                                             (17,120)     (292.3)     (36,171)             --         19,051         52.7
Preferred stock dividends                             (4,151)      (70.9)     (45,751)             --         41,600         90.9
                                                   ---------      ------     --------          ------      ---------
Net loss attributable to common
    stockholders                                   $ (21,271)     (363.2)%   $(81,922)             --      $  60,651         74.0
                                                   =========      ======     ========          ======      =========

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

      Year ended December 31, 2002 (unaudited pro forma) compared to year ended December 31, 2001 (unaudited pro forma)

      The following table summarizes our total revenues, net transportation revenues and other revenues on a pro forma basis (in thousands):

                                                                                                 Change
                                                                                       --------------------------
                                                        2002            2001
                                                      Restated        Restated          Amount           Percent
                                                      --------        --------         -------          ---------
Total revenues                                        $145,902        $119,857         $26,045            21.7%
                                                      ========        ========         =======

Transportation revenues                                134,310         111,589          22,721             20.4
Cost of transportation                                 100,748          82,455          18,293             22.2
                                                      --------        --------         -------
Net transportation revenues                             33,562          29,134           4,428             15.2
            Net transportation margins                   25.0%           26.1%              --               --

Customs brokerage                                        8,333           6,799           1,534             22.6
Warehousing and other
     value added services                                3,259           1,469           1,790            121.9
                                                      --------        --------         -------
                    Total net revenues                $ 45,154        $ 37,402         $ 7,752             20.7
                                                      ========        ========         =======

      Despite 2002's sluggish economy, pro forma total revenues were $145.9 million in 2002, an increase of 21.7% over pro forma total revenues of $119.9 million in 2001.

      Pro forma transportation revenues were $134.3 million for the year ended December 31, 2002, an increase of 20.4% over pro forma transportation revenues of $111.6 million for the comparable period in 2001. The increase is due to the opening of three Domestic terminals and four International terminals during 2002, the contribution for the full year from six Domestic terminals opened in 2001, as well as organic growth. $88.7 million or 66.0% of the 2002 pro forma transportation revenues was attributable to our Domestic operations, while $45.6 million or 34.0% was attributable to our International operations. $76.3 million or 68.4% of the 2001 pro forma transportation revenues was attributable to our Domestic operations, while $35.3 million or 31.6% was attributable to our International operations.

      Pro forma net transportation revenues were $33.6 million for the year ended December 31, 2002, an increase of $4.4 million or 15.2% over pro forma net transportation revenues of $29.1 million for the comparable period in 2001.

      Pro forma net revenues were $45.2 million in 2002, an increase of 20.7% over pro forma net revenues of $37.4 million in 2001.

      Pro forma net transportation margins decreased to 25.0% for the year ended December 31, 2002 from 26.1% for the comparable period in 2001. This decrease in pro forma net transportation margins is primarily the result of a larger proportionate increase in our international services, which traditionally have lower margins, in 2002. For 2002, pro forma net transportation margins were 30.5% and 14.4% for our Domestic and International operations, respectively. For 2001, pro forma net transportation margins were 32.0% and 13.6% for our Domestic and International operations, respectively.

      The following table summarizes certain statement of operations data as a percentage of our net revenues on a pro forma basis (in thousands):

                                                         Restated                     Restated
                                                           2002                         2001                        Change
                                                   ----------------------    ------------------------      ----------------------
                                                    Amount       Percent      Amount          Percent       Amount        Percent
                                                   ---------     -------     --------         -------      ---------      -------
  Net revenues                                     $  45,154      100.0%     $ 37,402          100.0%      $   7,752        20.7%
                                                   ---------      ------     --------          ------      ---------

  Personnel costs                                     22,214        49.2       17,377            46.5          4,837         27.8
  Other selling, general and administrative           18,398        40.7       18,180            48.6            218          1.2
                                                   ---------      ------     --------          ------      ---------

  Total operating costs                               40,612        89.9       35,557            95.1          5,055         14.2
                                                   ---------      ------     --------          ------      ---------

  Income from operations                               4,542        10.1        1,845             4.9          2,697        146.2
  Other income (expense)                                  14          --          (13)             --             27        NM
                                                   ---------      ------     --------          ------      ---------

  Income from continuing  operations  before
      income taxes                                     4,556        10.1        1,832             4.9          2,724        148.7
  Income taxes                                           187         0.4           50             0.1            137        274.0
                                                   ---------      ------     --------          ------      ---------

  Income from continuing operations                $   4,369        9.7%     $  1,782            4.8%      $   2,587        145.2%
                                                   =========      ======     ========          ======      =========

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

                                                                        Year ended December 31, 2002
                                    -----------------------------------------------------------------------------------------------
                                                               Restated
                                        Restated                Global           United American
                                       historical        January 1- April 4,   January 1- May 30,     Pro forma          Restated
                                    Stonepath Group              2002                  2002           adjustments        pro forma
                                    ---------------      -------------------   ------------------     -----------        ----------
Total revenues                        $  122,788             $  10,707             $  12,407           $     --          $  145,902
Cost of transportation                    84,478                 7,049                 9,221                                100,748
                                      ----------             ---------             ---------           --------           ---------

                                                                                                             --

Net revenues                              38,310                 3,658                 3,186                 --              45,154

Personnel costs                           19,089                 1,642                 1,407                 76(1)           22,214
Other selling, general and
    administrative costs                  16,867                   763                   880               (112)(2)          18,398
                                      ----------             ---------             ---------           --------           ---------

Income from operations                     2,354                 1,253                   899                 36               4,542

Other income (expense)
  Interest income                             91                    --                    --                (73)(3)              18
  Other, net                                  37                    27                  (68)                 --                  (4)
                                      ----------             ---------             ---------           --------           ---------
Income before income taxes
                                           2,482                 1,280                   831                (37)              4,556
Income taxes                                 102                    36                    22                (27)(4)             187
                                      ----------             ---------             ---------           --------           ---------


Net income                            $    2,380             $   1,244             $     809           $   (64)           $   4,369
                                      ==========             =========             =========           ========           =========

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

                                                                   Year ended December 31, 2001
                                 -------------------------------------------------------------------------------------------------
                                                         Air Plus
                                   Historical          January 1 -        Restated          United         Pro forma     Restated
                                 Stonepath Group     October 4, 2001       Global          American       adjustments    pro forma
                                 ---------------     ---------------      --------         --------       -----------    ----------
Total revenues                      $  15,598           $  41,224         $ 41,598         $ 21,437        $     --       $ 119,857
Cost of transportation                  9,741              26,527           30,548           15,639              --          82,455
                                    ---------           ---------         --------         --------        --------       ---------

Net revenues                            5,857              14,697           11,050            5,798              --          37,402

Personnel costs                         5,997               5,985            6,571            2,557          (3,733)(1)      17,377
Other selling, general and
    administrative costs                4,412               6,697            3,386            2,325           1,360(2)       18,180
                                    ---------           ---------         --------         --------        --------       ---------

Income (loss) from operations          (4,552)              2,015            1,093              916           2,373           1,845

Other income (expense)
  Interest income                       1,286                 (43)             (89)             (23)           (957)(3)         174
  Other, net                                9                (196)              --               --              --            (187)
                                    ---------           ---------         --------         --------        --------       ---------

Income (loss) before
  income    taxes                      (3,257)              1,776            1,004              893           1,416           1,832
Income taxes                               --                  --               --               --              50(4)           50
                                    ---------           ---------         --------         --------        --------       ---------

Net income (loss)                   $ (3,257)           $   1,776         $  1,004         $    893        $  1,366       $   1,782
                                    =========           =========         ========         ========        ========       =========


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

Disclosures About Contractual Obligations

      The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2002:

                                                                        Payments Due By Period
                                             ---------------------------------------------------------------------------
Contractual Obligations                       Less than                                       More than
                                                1 year        1 - 3 years      3- 5 years      5 years          Total
                                             -----------      -----------     ----------       ---------     -----------
Operating lease obligations                   $3,782,000      $ 5,726,000     $2,435,000       $ 611,000     $12,554,000

Other long-term liabilities reflected on
the Registrant's balance sheet under GAAP(a)   3,880,000               --             --              --       3,880,000

Letter of credit                                 160,000               --             --              --         160,000
                                             -----------      -----------     ----------       ---------     -----------

Total contractual obligations                  7,822,000        5,726,000      2,435,000         611,000      16,594,000

Contingent earn-out obligations (b)                   --       14,900,000      7,450,000         255,000      22,605,000
                                             -----------      -----------     ----------       ---------     -----------

Total contractual and contingent obligations $ 7,822,000      $20,626,000     $9,885,000       $ 866,000     $39,199,000
                                             ===========      ===========     ==========       =========     ===========

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

         The following table summarizes our contingent base earn-out payments (in thousands)(1)(2)

                                                2004        2005        2006         2007       2008        Total
                                              ---------   ---------   ---------    ---------   -------    ----------
Earn-out payments:
   Domestic                                   $   6,450   $   6,450   $   5,450    $      --   $    --    $   18,350
   International                                  1,000       1,000       1,000        1,000       255         4,255
                                              ---------   ---------   ---------    ---------   -------    ----------

Total earn-out payments                       $   7,450   $   7,450   $   6,450    $   1,000   $   255    $   22,605
                                              =========  ==========   =========    =========   =======    ==========

Prior year pre-tax earnings targets.(3)

   Domestic                                   $   8,686   $   8,686   $   8,686    $      --   $   - -    $   26,058
   International                                  2,000       2,000       2,000        2,000       510         8,510
                                              ---------   ---------   ---------    ---------   -------    ----------

   Total pre-tax earnings targets             $  10,686   $  10,686   $  10,686    $   2,000   $    510   $   34,568
                                              =========  ==========   =========    =========   =======    ==========

Earn-outs as a percentage of prior year pre-tax earnings targets:

   Domestic                                       74.3%       74.3%       62.7%           --        --          70.4%
   International                                  50.0%       50.0%       50.0%        50.0%     50.0%         50.0%
   Combined                                       69.7%       69.7%       60.4%        50.0%     50.0%         65.4%

----------------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2) During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $8.0 million if the applicable acquired companies generate an incremental $17.0 million in pre-tax earnings.

(3) Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangible created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs.

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

Item 8. Financial Statements and Supplementary Data

      Our financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and footnotes related thereto, revised to reflect the restatement thereof as more fully discussed in
Note 2 to the consolidated financial statements, are included within Item 15(a) of this Report and may be found at pages 22 through 49. Predecessor combined financial statements for Air Plus for the year ended December 31, 2000 and footnotes related thereto are also included within Item 15(a) of this Report and may be found at pages 50 through 56. Schedule II - Valuation and Qualifying Accounts, may be found on page 57.

                                    PART III

Item 14.   Controls and Procedures

Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Other than as discussed in the third paragraph of this Item 14, there have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

         At the end of December 2003, it was determined that the Company's consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002 would need to be restated, as a result of an error discovered in the legacy accounting processes of Stonepath Logistics International Services, Inc. (f/k/a "Global Transportation Systems, Inc.") and Global Container Line, Inc, its wholly owned subsidiary. The Company determined that a process error existed which resulted in the failure to eliminate certain intercompany transactions in consolidation. This process error had been embedded within the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.

         The Company believes that the presence of this error, in and of itself, constitutes a reportable condition as defined under standards established by the American Institute of Certified Public Accountants. A reportable condition is a significant deficiency in the design or operation of internal controls, which could adversely affect an organization's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company has commenced an overall review of its internal controls over financial reporting. As part of the assessment of its internal controls over financial reporting, the Company will focus on its recent growth in terms of both size and complexity, coupled with the fact that its finance and accounting functions are largely decentralized. Although this review is not yet completed, the Company has initiated an immediate change in process to correct the error that occurred and to reduce the likelihood that a similar error could occur in the future.

         As of the date of this Report, the Company believes it has a plan that, when completed, will eliminate the reportable condition described above. There were no other changes during the fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's disclosure controls and procedures.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

         1.       Consolidated Financial Statements:
                      Independent Auditors' Report............................................................   22
                  Consolidated Balance Sheets as of December 31, 2002 and 2001................................   23
                  Consolidated Statements of Operations for the Years Ended
                      December 31, 2002 (As restated), 2001 and 2000..........................................   24
                  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                      for the Years Ended December 31, 2002, 2001 and 2000....................................   25
                  Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 2002, 2001 and 2000........................................................   27
                  Notes to Consolidated Financial Statements..................................................   28

         2.       Predecessor Combined Financial Statements:
                      Independent Auditors' Report............................................................   50
                  Combined Statements of Operations for the Year Ended
                      December 31, 2000, and the Six Months Ended June 30, 2001 and 2000 (Unaudited)..........   51
                  Combined Statements of Changes in Shareholders' Equity and Comprehensive Income
                      for the Year Ended December 31, 2000 and the Six Months Ended June 30, 2001
                      (Unaudited).............................................................................   52
                  Combined Statements of Cash Flows for the Year Ended
                      December 31, 2000 and the Six Months Ended June 30, 2001 and 2000 (Unaudited)...........   53
                  Notes to Combined Financial Statements......................................................   54


         3.       Consolidated Financial Statement Schedule:
                  Schedule II - Valuation and Qualifying Accounts.............................................   57

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated statement of operations for the year ended December 31, 2002.


                                  /s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2003, except
  as to Note 18, which is
  as of March 10, 2003 and
  Note 2, which is as of
  January 7, 2004

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                                                                          2002                 2001
                                                                                       -----------         ------------
                                        Assets
Current assets:
     Cash and cash equivalents                                                         $ 2,266,108         $ 15,227,830
     Accounts receivable, less allowances for doubtful accounts
        of $320,000 and $167,000 at 2002 and 2001, respectively                         21,799,983            7,303,426
     Loans receivable from related parties                                                  39,593               64,589
     Prepaid expenses                                                                      963,102              618,873
     Assets of discontinued operations                                                     300,000              415,845
                                                                                       -----------         ------------

                         Total current assets                                           25,368,786           23,630,563
Goodwill                                                                                20,311,150           10,822,816
Furniture and equipment, net                                                             3,233,677            1,737,603
Acquired intangibles, net                                                                5,042,555            4,322,333
Note receivable, related party                                                             262,500                   --
Other assets                                                                               946,847              289,574
                                                                                       -----------         ------------

                         Total assets                                                  $55,165,515         $ 40,802,889
                                                                                       ===========         ============

                           Liabilities and Stockholders' Equity

     Current liabilities:
     Accounts payable                                                                  $12,873,703         $  5,353,656
     Earn-out payable                                                                    3,879,856                   --
     Accrued payroll and related expenses                                                1,195,275            1,427,315
     Accrued expenses                                                                    1,786,100            1,590,272
                                                                                       -----------         ------------

                         Total current liabilities                                      19,734,934            8,371,243
                                                                                       -----------         ------------

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        Series C, convertible, issued and outstanding: 3,750,479 shares at 2001                 --                3,750
        Series D, convertible, issued and outstanding: 360,745 shares at 2002
          (liquidation preference: $21,644,700)                                                361                   --
     Common stock, $.001 par value, 100,000,000 shares authorized; issued and
        outstanding: 23,453,414 shares and 20,903,110 shares at 2002 and 2001,              23,453               20,903
     respectively
     Additional paid-in capital                                                        196,235,064          210,730,999
     Accumulated deficit                                                              (160,711,891)      (178,112,368)
     Deferred compensation                                                               (116,406)            (211,638)
                                                                                       -----------         ------------

                         Total stockholders' equity                                     35,430,581           32,431,646
                                                                                       -----------         ------------

                         Total liabilities and stockholders' equity                    $55,165,515         $ 40,802,889
                                                                                       ===========         ============



          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                            Restated
                                                                              2002              2001              2000
                                                                        ---------------   ---------------    --------------
Total revenue                                                           $   122,787,625   $    15,597,889    $           --

Cost of transportation                                                       84,477,430         9,740,774                --
                                                                        ---------------   ---------------    --------------

Net revenue                                                                  38,310,195         5,857,115                --
Personnel costs                                                              19,089,069         5,997,245         4,262,646
Other selling, general and administrative costs                              14,679,960         3,916,601         3,125,929
Depreciation and amortization                                                 2,186,951           495,046            31,275
                                                                        ---------------   ---------------    --------------

Income (loss) from operations                                                 2,354,215        (4,551,777)       (7,419,850)
Other income (expense):
    Interest income                                                              90,680         1,285,657         2,080,140
    Interest expense                                                                 --            (4,102)          (15,713)
    Other income                                                                 37,311            13,153                --
                                                                        ---------------   ---------------    --------------

Income (loss) from continuing operations before income taxes                  2,482,206        (3,257,069)       (5,355,423)
Income taxes                                                                    101,877                --                --
                                                                        ---------------   ---------------    --------------

Income (loss) from continuing operations                                      2,380,329        (3,257,069)       (5,355,423)
Discontinued operations:
     Loss from discontinued operations                                               --       (13,862,713)      (30,815,850)
                                                                        ---------------   ---------------    --------------

Net income (loss)                                                             2,380,329       (17,119,782)      (36,171,273)
Preferred stock dividends and effect of redemption                           15,020,148        (4,151,198)      (45,750,830)
                                                                        ---------------   ---------------    --------------

Net income (loss) attributable to common stockholders                   $    17,400,477   $   (21,270,980)   $  (81,922,103)
                                                                        ===============   ===============    ==============

Basic earnings (loss) per common share -
     Continuing operations                                              $          0.79   $         (0.36)   $        (2.89)
     Discontinued operations                                                         --             (0.68)            (1.75)
                                                                        ---------------   ---------------    --------------

         Earnings (loss) per common share                               $          0.79   $         (1.04)   $        (4.64)
                                                                        ===============   ===============    ==============
Diluted earnings (loss) per common share -
     Continuing operations                                              $          0.08   $         (0.36)   $        (2.89)
     Discontinued operations                                                         --             (0.68)            (1.75)
                                                                        ---------------   ---------------    --------------

     Earnings (loss) per common share                                   $         0.08    $         (1.04)   $        (4.64)
                                                                        ===============   ===============    ==============

Basic weighted average common shares outstanding                             22,154,861        20,510,345        17,657,913
                                                                        ===============   ===============    ==============

Diluted weighted average common shares outstanding                           29,232,568        20,510,345        17,657,913
                                                                        ===============   ===============    ==============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years ended December 31, 2002, 2001 and 2000

                                    Preferred stock,   Preferred stock,
                                       Series C           Series D                       Common stock
                                  ------------------   ----------------  -------------------------------------------
                                                                                                       Stonepath
                                                                              Net Value, Inc.         Group, Inc.      Additional
                                                                         -------------------------------------------     paid-in
                                    Shares    Amount    Shares  Amount      Shares     Amount     Shares      Amount     capital
                                  ---------   ------   -------  ------   ----------   -------   ----------   -------  ------------
Balances at December 31, 1999            --   $   --        --   $  --    1,037,338   $ 1,038   15,522,807   $15,523  $103,946,136

Net loss                                 --       --        --      --           --        --           --        --            --
Other comprehensive loss:
  Unrealized loss on available-
  for-sale securities                    --       --        --      --           --        --           --        --            --

Comprehensive loss

Issuance of warrants                     --       --        --      --           --        --           --        --     7,391,691
Issuance of common stock,
  net of cancellations                   --       --        --      --       60,250        60    1,494,822     1,495    10,478,493
Issuance of preferred stock,
  Series C, net                   4,166,667    4,167        --      --           --        --           --        --    40,878,920
Completion of in-process merger
   with Net Value, Inc.                  --       --        --      --   (1,092,588)   (1,093)   1,754,132     1,754          (661)
Contributed capital                      --       --        --      --           --        --           --        --       853,319
Series B preferred stock
  conversion                             --       --        --      --           --        --    1,180,180     1,180     4,304,734
Series C preferred stock
  conversion                       (779,793)    (779)       --      --           --        --      779,793       779            --
Preferred stock dividends           270,196      269        --      --           --        --           --        --    45,642,097
Treasury stock                           --       --        --      --       (5,000)       (5)    (312,200)     (312)   (1,203,044)
Compensatory common stock,
  options and warrants
  issued, net of cancellations           --       --        --      --           --        --           --        --    (1,368,356)
Amortization of deferred
  stock-based compensation               --       --        --      --           --        --           --        --            --
                                  ---------   ------   -------   -----   ----------   -------   ----------   -------  ------------
Balances at December 31, 2000     3,657,070    3,657        --      --           --        --   20,419,534    20,419   210,923,329

Net loss                                 --       --        --      --           --        --           --        --            --
Other comprehensive income:
  Unrealized gain on
  available-for-sale securities          --       --        --      --           --        --           --        --            --

Comprehensive loss

Issuance of contingent warrants          --       --        --      --           --        --           --        --       562,370
Exercise of options and warrants         --       --        --      --           --        --      200,000       200       199,800
Series C preferred stock
  conversion                       (205,660)    (206)       --      --           --        --      205,660       206            --
Preferred stock dividends           299,069      299        --      --           --        --           --        --     3,588,529
Compensatory common stock,
  options and warrants
  issued, net of cancellations           --       --        --      --           --        --       77,916        78    (4,543,029)
Amortization of deferred
  stock-based compensation               --       --        --      --           --        --           --        --            --
                                  ---------   ------   -------   -----   ----------   -------   ----------   -------  ------------
Balances at December 31, 2001     3,750,479    3,750        --      --           --        --   20,903,110    20,903   210,730,999


Net income                               --       --        --      --           --        --           --        --            --

Exercise of options and
  warrants                               --       --        --      --           --        --      440,808       441       424,740
Series C preferred stock
  conversion                     (3,913,220)  (3,913)  360,745     361           --        --    2,109,496     2,109   (16,971,597)
Preferred stock dividends           162,741      163        --      --           --        --           --        --     1,952,729
Compensatory warrants issued             --       --        --      --           --        --           --        --        95,000
Amortization of deferred
  stock-based compensation               --       --        --      --           --        --           --        --         3,193
                                  ---------   ------   -------   -----   ----------   -------   ----------   -------  ------------

Balances at December 31, 2002            --   $   --   360,745   $ 361           --   $    --   23,453,414   $23,453  $196,235,064
                                  =========   ======   =======   =====   ==========   =======   ==========   =======  ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
       Consolidated Statements of Stockholders' Equity and Comprehensive
                           Income (Loss) (continued)
                  Years ended December 31, 2002, 2001 and 2000

                                                        Accumulated
                                                           other           Deferred                                 Total
                                      Accumulated      comprehensive      stock-based                            comprehensive
                                        deficit             loss          compensation            Total          income (loss)
                                      ------------     -------------      ------------        ------------       -------------
Balances at December 31, 1999         $(74,919,285)              --       $(27,342,172)       $  1,701,240

Net loss                                36,171,273               --                 --         (36,171,273)      $ (36,171,273)
Other comprehensive loss:
  Unrealized loss on
  available-for-sale securities                 --           (8,688)                --              (8,688)             (8,688)
                                                                                                                 -------------

Comprehensive loss                                                                                               $ (36,179,961)
                                                                                                                 =============

Issuance of warrants                            --               --                 --           7,391,691
Issuance of common stock, net of
  cancellations                                 --               --                 --          10,480,048
Issuance of preferred stock,
  Series C, net                                 --               --                 --          40,883,087
Completion of in-process merger with
Net Value, Inc.                                 --               --                 --                  --
Contributed capital                             --               --                 --             853,319
Series B preferred stock conversion             --               --                 --           4,305,914
Series C preferred stock conversion             --               --                 --                  --
Preferred stock dividends              (45,750,830)              --                 --            (108,464)
Treasury stock                                  --               --                 --          (1,203,361)
Compensatory common stock, options
  and warrants issued, net of
  cancellations                                 --               --          1,368,356                  --
Amortization of deferred stock-based
  compensation                                  --               --         15,202,092          15,202,092
                                     -------------         --------       ------------        ------------
Balances at December 31, 2000         (156,841,388)          (8,688)       (10,771,724)         43,325,605

Net loss                               (17,119,782)              --                 --         (17,119,782)      $ (17,119,782)
Other comprehensive income:
  Unrealized gain on
  available-for-sale securities                 --            8,688                 --               8,688               8,688
                                                                                                                 -------------

Comprehensive loss                                                                                               $ (17,111,094)
                                                                                                                 =============

Issuance of contingent warrants           (562,370)              --                 --                  --
Exercise of options and warrants                --               --                 --             200,000
Series C preferred stock conversion             --               --                 --                  --
Preferred stock dividends               (3,588,828)              --                 --                  --
Compensatory common stock, options
  and warrants issued, net of
  cancellations                                 --               --          4,845,297             302,346
Amortization of deferred stock-based
  compensation                                  --               --          5,714,789           5,714,789
                                     -------------         --------       ------------        ------------
Balances at December 31, 2001         (178,112,368)              --           (211,638)         32,431,646


Net income                               2,380,329               --                 --           2,380,329       $   2,380,329
                                                                                                                 =============

Exercise of options and warrants                --               --                 --             425,181
Series C preferred stock conversion     16,973,040               --                 --                  --
Preferred stock dividends               (1,952,892)              --                 --                  --
Compensatory warrants issued                    --               --                 --              95,000
Amortization of deferred stock-based
  compensation                                  --               --             95,232              98,425
                                     -------------         --------       ------------        ------------
Balances at December 31, 2002        $(160,711,891)        $     --       $   (116,406)       $ 35,430,581
                                     =============         ========       ============        ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                           2002                2001                 2000
                                                                       -----------         ------------         ------------
Cash flows from operating activities:
   Net income (loss)                                                   $ 2,380,329         $(17,119,782)        $(36,171,273)

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                    2,186,951              495,046            1,620,855
        Stock-based compensation - continuing operations                    98,425            2,394,106            3,395,755
        Interest paid with common stock                                         --                   --              216,511
        Loss from disposal of furniture and equipment                        4,560              101,126                   --
   Changes in assets and liabilities, net of effect of acquisitions:
         Accounts receivable                                            (5,731,830)           1,205,807                   --
         Other assets                                                     (160,903)            (133,499)             (96,347)
         Accounts payable and accrued expenses                             639,201             (470,871)              87,696
    Discontinued operations - working capital changes
         and non-cash items                                                     --           13,025,075           25,166,329
                                                                       -----------         ------------         ------------

                   Net cash used in operating activities                  (583,267)            (502,992)          (5,780,474)
                                                                       -----------         ------------         ------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                     (10,497,306)         (18,011,262)                  --
   Purchases of furniture and equipment                                 (1,812,750)            (280,670)            (232,488)
   Proceeds from sale of furniture and equipment                                --               32,926                   --
   Loans made                                                             (350,000)                  --             (350,000)
   Discontinued operations:
        Advances to affiliate companies                                         --             (552,000)          (2,004,841)
        Collections on advances to affiliate companies                          --            1,000,000              105,000
        Purchase of available for sale securities                               --             (452,900)                  --
        Proceeds from sale of available for sale securities                     --               57,910                   --
        Acquisition of ownership interests in affiliate companies               --             (200,000)         (13,820,000)
        Proceeds from sale of ownership interests in affiliate
          companies                                                        115,000            6,285,953              100,000
                                                                       -----------         ------------         ------------

                   Net cash used in investing activities               (12,545,056)         (12,120,043)         (16,202,329)
                                                                       -----------         ------------         ------------

Cash flows from financing activities:
   Issuance of common stock                                                425,181              200,000            1,099,602
   Payment of equity financing fees                                        (25,000)                  --                   --
   Payment of debt financing fees                                         (233,580)                  --                   --
   Net repayments on short-term debt                                            --           (1,448,786)             (28,281)
   Payment of long-term debt                                                    --                   --              (79,034)
   Issuance of preferred stock and warrants                                     --                   --           48,274,760
   Purchase and retirement of treasury stock                                    --                   --           (1,203,361)
   Payment of preferred stock dividend, Series B                                --                   --             (108,464)
                                                                       -----------         ------------         ------------

                   Net cash provided by (used in) financing
                     activities                                            166,601           (1,248,786)          47,955,222
                                                                       -----------         ------------         ------------

                   Net increase (decrease) in cash and cash
                     equivalents                                       (12,961,722)         (13,871,821)          25,972,419
Cash and cash equivalents, beginning of year                            15,227,830           29,099,651            3,127,232
                                                                       -----------         ------------         ------------

Cash and cash equivalents, end of year                                 $ 2,266,108         $ 15,227,830         $ 29,099,651
                                                                       ===========         ============         ============

Cash paid for interest                                                 $        --         $      4,102         $     29,153
                                                                       ===========         ============         ============

Cash paid for income taxes                                             $    84,959         $         --         $      2,586
                                                                       ===========         ============         ============

Supplemental disclosure of non-cash investing and financing activities:

   Increase in goodwill related to accrued earn-out payments           $ 3,879,856         $         --         $         --
                                                                       ===========         ============         ============
   Issuance of warrants in connection with private placement           $    95,000         $         --         $         --
                                                                       ===========         ============         ============

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

(2)   Restatement of Previously Reported Consolidated Financial Statements

      In August 2003, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2002 and the first two quarters of 2003. That restatement related to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and
      (ii) revising the amortization method and life used for such assets. The amounts appearing in the accompanying consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations and cash flows for the years then ended reflect the effect of that restatement and are considered "previously reported" for purposes of this Form 10-K/A.

      During the third week of December 2003, and in the course of conducting a regularly scheduled review of internal controls and centralization of the financial reporting process, the Company discovered an error in the legacy accounting process of its International Services division. Due to the error in the legacy accounting process, the division failed to eliminate in the consolidation process certain intercompany transactions between Stonepath Logistics International Services, Inc. (formerly known as "Global Transportation Systems, Inc.") and Global Container Line, Inc., its wholly-owned subsidiary which operates as a non-vessel operating common carrier. This resulted in an overstatement of revenues and a corresponding overstatement of the cost of transportation, with no resulting impact on net revenues, EBITDA or net income. The Company has determined that this error had been embedded in the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.

      The effects of this restatement on the previously reported consolidated statement of operations for the year ended December 31, 2002 are summarized below.



                                                    Year Ended
                                                December 31, 2002
                                          --------------------------------
                                               As
                                           Previously           As
                                            Reported         Restated
                                          --------------  ----------------
Selected Statement of Operations Data:
Total revenue                             $139,649,219     $122,787,625
Cost of transportation                     101,339,024       84,477,430

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

Year ended December 31:                                        2002             2001               2000
                                                           -------------   --------------    ----------------
Net income (loss) attributable to common stockholders:
As reported                                                $ 17,400,477    $ (21,270,980)     $  (81,922,103)
Add: stock-based employee compensation expense included
     in reported net income (loss), net of tax                   92,566        5,713,168           7,584,654
Deduct:  Total stock-based compensation expense
     determined under fair value method for all awards,
     net of tax                                              (1,922,051)     (10,040,316)         (6,517,739)
                                                           ------------    -------------      --------------
Pro forma                                                  $ 15,570,992    $ (25,598,128)     $  (80,855,188)
                                                           ============    =============      ==============

Basic earnings (loss) per common share:
     As reported                                                  $0.79           $(1.04)             $(4.64)
     Pro forma                                                     0.70            (1.25)              (4.58)

Diluted earnings (loss) per common share:
     As reported                                                  $0.08           $(1.04)             $(4.64)
     Pro forma                                                     0.02            (1.25)              (4.58)

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

           During the years ended December 31, 2001 and 2000, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive. The following table indicates the calculation of earnings per share for the year ended December 31, 2002:

                                                                                      Net                        Per Share
                                                                                     Income          Shares       Amount
                                                                                 -------------     ----------   -----------
  Net income                                                                     $   2,380,329
  Less: Preferred stock dividend                                                    (1,952,892)
  Plus: Redemption of Series C Preferred Stock in exchange transaction (see
        Note 12)                                                                    16,973,040
                                                                                 -------------

  Basic Earnings per Common Share
  Net income attributable to common stockholders                                    17,400,477     22,154,861    $    0.79
                                                                                                                 =========

  Effect of Dilutive Securities
    Options and warrants                                                                    --      3,331,275
    Convertible preferred stock                                                    (15,020,148)     3,746,432
                                                                                 -------------     ----------
  Diluted Earnings Per Common Share
  Net income attributable to common stockholders plus assumed conversions        $   2,380,329     29,232,568    $    0.08
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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001


                                                                As of
                                                          April 4, 2002
                                                         ---------------
                                                          (in thousands)
      Current assets                                       $     3,664
      Furniture and equipment                                      169
      Other assets                                                 149
      Intangible asset                                             340
      Goodwill                                                   4,463
                                                           -----------

               Total assets acquired                             8,785
                                                           -----------

      Current liabilities                                        3,319
                                                           -----------
               Total liabilities assumed                         3,319
                                                           -----------

      Net assets acquired                                  $     5,466
                                                           ===========

      The acquired intangible asset is a covenant-not-to-compete which has a useful life of five years. The $4,463,000 of goodwill was assigned to the Company's international business unit and is deductible for income tax purposes.

      On May 30, 2002, the Company acquired all of the issued and outstanding common shares of United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. ("United American"), a Detroit-based privately held provider of expedited transportation services. The United American transaction provided the Company with a new time-definite service offering focused on the automotive industry. The purchase price was $5,100,000 in cash at closing and up to an additional $11,000,000 payable over a four-year earn-out period based upon the future financial performance of United American. The Company agreed to pay the former United American shareholder a total of $5,000,000 base earn-out payments in installments of $1,250,000 in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2,200,000 in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2,200,000 level. The Company has also provided the former United American shareholder with additional incentive to generate earnings in excess of the base $2,200,000 annual earnings target ("tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated from a certain pre-acquisition customer in excess of $8,800,000 generated during the four year earn-out period subject to a maximum additional earn-out opportunity of $6,000,000. United American would need to generate cumulative earnings of $20,800,000 over the four year earn-out period to receive the full $11,000,000 in contingent earn-out payments.

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

                                                                    As of
                                                                May 30, 2002
                                                               --------------
                                                               (in thousands)
      Current assets                                             $    5,150
      Furniture and equipment                                           161
      Other assets                                                       88
      Intangible assets                                               1,625
      Goodwill                                                        1,235
                                                                 ----------

           Total assets acquired                                      8,259
                                                                 ----------

      Current liabilities                                             3,111
                                                                 ----------

           Total liabilities assumed                                  3,111
                                                                 ----------

      Net assets acquired                                        $    5,148
                                                                 ==========

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

      The following unaudited pro forma information is presented as if the material acquisitions had occurred on January 1, 2001 (in thousands):

                                                          Years ended December 31,
                                                      -------------------------------
                                                         Restated         Restated
                                                           2002             2001
                                                      -------------     -------------
      Total revenue                                   $     145,902     $     119,857
                                                      =============     =============
      Net revenue                                     $      45,154     $      37,402
                                                      =============     =============
      Net income                                      $       4,369     $       1,782
                                                      =============     =============
      Net income (loss) attributable
         to common stockholders                       $      19,389     $      (2,369)
                                                      =============     =============
      Basic earnings (loss) per common share          $        0.88     $       (0.12)
                                                      =============     =============
      Diluted earnings (loss) per common share        $        0.15     $       (0.12)
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

(6)   Acquired Intangible Assets

      Information with respect to acquired intangible assets is as follows:

                                                                             December 31,
                                                   -----------------------------------------------------------------
                                                                2002                              2001
                                                   -------------------------------   -------------------------------
                                                                                        Gross
                                                   Gross Carrying    Accumulated       Carrying       Accumulated
                                                       Amount       Amortization        Amount        Amortization
                                                   ---------------  --------------   --------------  ---------------
         Amortizable intangible assets:
              Customer relationship                $   5,980,000    $   1,533,667    $   4,415,000   $     276,000
              Covenants-not-to-compete                   760,000          163,778          200,000          16,667
                                                   -------------    -------------    -------------   --------------
         Total                                     $   6,740,000    $   1,697,445    $   4,615,000   $     292,667
                                                   =============    =============    =============   ==============

        Aggregate amortization expense:

               For the year ended December 31, 2002                 $   1,404,778
                                                                    ==============

               Estimated aggregate amortization expense:

                    For the year ended December 31, 2003            $   1,313,000
                    For the year ended December 31, 2004                1,020,000
                    For the year ended December 31, 2005                  735,000
                    For the year ended December 31, 2006                  535,000
                    For the year ended December 31, 2007                  369,000

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(7)   Furniture and Equipment

      Furniture and equipment consists of the following:

                                                      December 31,
                                              --------------------------
                                                 2002           2001
                                              ------------  ------------

           Furniture and office equipment     $  2,761,837  $  1,290,469
           Computer software                       986,942       512,593
           Leasehold improvements                  400,968        95,419
           Vehicles                                 40,167        21,697
                                              ------------  ------------
                                                 4,189,914     1,920,178
           Less: accumulated depreciation         (956,237)     (182,575)
                                              ------------  ------------
                                              $  3,233,677  $  1,737,603
                                              ============  ============

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

(9)   Income Taxes

      Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities that give rise to the temporary difference. The tax effects of temporary differences that give rise to the Company's deferred tax accounts are as follows:

                                                                                    December 31,
                                                                          ---------------------------------
                                                                               2002              2001
                                                                          ---------------    --------------
        Deferred tax assets:
             Accruals                                                     $                  $
                                                                                  52,000            141,000
             Equity in losses of affiliate companies                             432,000            578,000
             Amortization and depreciation                                            --            129,000
             Deferred compensation and warrants                               11,066,000         11,540,000
             Capital loss carryforward                                         2,475,000          2,314,000
             Federal and state deferred tax benefits
                arising from net operating loss carryforwards                  8,922,000          9,448,000
                                                                          --------------     --------------
        Total                                                                 22,947,000         24,150,000
        Less:  valuation allowance                                           (22,852,000)       (24,150,000)
                                                                          --------------     --------------
        Net deferred tax assets                                                   95,000                 --
        Deferred tax liabilities:
             Amortization and depreciation                                       (95,000)                --
                                                                          --------------     --------------
        Net deferred taxes                                                $           --     $           --
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

       Income tax expense is as follows:       Years ended December 31,
                                          ------------------------------------
                                                2002                2001
                                          ---------------      ---------------
           Current:
           Federal                        $           --       $           --
           State                                 101,877                   --
                                          ---------------      --------------
                                          $      101,877       $           --
                                          ===============      ==============

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

      Leases

      The Company leases equipment, office and warehouse space under operating leases expiring at various times through 2010. Total rent expense related to continuing operations for the years ended December 31, 2002, 2001 and 2000 was $4,750,000, $969,000 and $72,000, respectively. Future minimum lease payments are as follows:

        Year ending
        December 31,      Third-party     Related Party       Total              Subrentals             Net
        ------------      -----------     -------------       -----              ----------             ---
            2003          $ 3,778,000        $144,000      $ 3,922,000           $(140,000)         $ 3,782,000
            2004            3,055,000         144,000        3,199,000            (141,000)           3,058,000
            2005            2,643,000          72,000        2,715,000             (47,000)           2,668,000
            2006            1,390,000              --        1,390,000                  --            1,390,000
            2007            1,045,000              --        1,045,000                  --            1,045,000
        Thereafter            611,000              --          611,000                  --              611,000
                          -----------        --------      -----------           ---------          -----------
           Total          $12,522,000        $360,000      $12,882,000           $(328,000)         $12,554,000
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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(11)  Contingencies

      Purchase Agreements

      Assuming minimum pre-tax income levels are achieved by Air Plus, Global, United American and TSI, the Company will be required to make future contingent consideration payments by April 1 of the respective year as follows (in thousands):

                              2004         2005        2006         2007          2008        Total
                            --------    ---------    --------     --------      -------      -------
    Air Plus                 $5,000       $5,000      $4,000      $    --         $ --       $14,000
    Global                    1,000        1,000       1,000        1,000          255         4,255
    United                    1,250        1,250       1,250           --           --         3,750
    TSI                         200          200         200           --           --           600
                             ------       ------      ------       ------         ----       -------
    Total                    $7,450       $7,450      $6,450       $1,000         $255       $22,605
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

      Preferred Stock Dividends

      The components of the preferred stock dividends are as follows:

                                                                  2002                 2001                2000
                                                            --------------       --------------      --------------
    Series B Preferred Stock cash dividend                  $          --        $          --       $     (108,464)

    Series C Preferred Stock dividend payable in kind           (1,952,892)          (3,588,828)         (3,034,039)

    Non-cash credit:  excess of carrying value of
      Series C Preferred Stock over the fair value of
      Series D Convertible Preferred Stock                      16,973,040                   --                  --

    Non-cash charge:  issuance of contingent warrants                   --             (562,370)                 --

    Non-cash charge: beneficial conversion feature on
      Series C Preferred Stock                                          --                   --         (42,608,327)
                                                            --------------       --------------      --------------
                                                            $   15,020,148       $   (4,151,198)     $  (45,750,830)
                                                            ==============       ==============      ==============

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

      The components of deferred compensation are as follows:

                                                                          Consultants
                                                                         And Advisory
                                                       Employees             Board            Total
                                                      -----------        -----------       -----------
        Balance at December 31, 1999                  $ 7,162,000        $20,180,172       $27,342,172
        Deferred compensation recorded                 20,325,684          4,195,356        24,521,040
        Cancellations and fair value adjustments       (9,223,100)       (16,666,296)      (25,889,396)
        Amortization to stock-based compensation       (7,584,654)        (7,617,438)      (15,202,092)
                                                      -----------        -----------       -----------
        Balance at December 31, 2000                   10,679,930             91,794        10,771,724

        Deferred compensation recorded
                                                            1,207             19,450            20,657
        Cancellations and fair value adjustments       (4,756,331)          (109,623)       (4,865,954)
        Amortization to stock-based compensation       (5,713,168)            (1,621)       (5,714,789)
                                                      -----------        -----------       -----------
        Balance at December 31, 2001                      211,638                 --           211,638
        Deferred compensation recorded                         --              3,193             3,193
        Amortization to stock-based compensation          (95,232)            (3,193)          (98,425)
                                                      -----------        -----------       -----------
        Balance at December 31, 2002                  $   116,406       $         --       $   116,406
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

      Stock-based compensation is reflected in the accompanying consolidated statements of operations as follows:

                                              Years ended December 31,
                                           ------------------------------------
                                            2002        2001           2000
                                            ----        ----           ----

         Personnel costs                   $98,425    $2,394,106    $ 3,395,755
         Loss from discontinued
           operations                           --     3,320,683     12,515,712
                                           -------    ----------    -----------

         Total                             $98,425    $5,714,789    $15,911,467
                                           =======    ==========    ===========

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
                                                             ==========

         The following table summarizes information about options outstanding and exercisable as of December 31, 2002:

                                         Outstanding Options                         Exercisable Options
                          --------------------------------------------------- -----------------------------------
                                       Weighted Average
            Range of        Number        Remaining        Weighted Average      Number       Weighted Average
         Exercise Prices  Outstanding   Contractual Life    Exercise Price    Exercisable      Exercise Price
         ------------------------------------------------- ------------------ ------------- ---------------------
            $0.50 - $1.00    5,107,500     6.8 years            $   0.82         4,588,187      $   0.84
            $1.21 - $2.00    3,661,200     9.3 years                1.34           157,394          1.64
            $2.05 - $4.00      415,000     8.0 years                2.76           191,500          3.18
           $6.38 - $10.00       74,000     1.2 years                9.51            72,750          9.56
          $12.50 - $17.50      189,600     1.2 years               15.00           189,600         15.00
                             ---------                                           ---------
         Total               9,447,300     7.6 years            $   1.46         5,199,431       $  1.59
                             =========                                           =========

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

                                                                     Year ended December 31, 2002
                                                   --------------------------------------------------------------
                                                                      Restated
                                                   Domestic         International                        Restated
                                                   Services           Services        Corporate            Total
                                                   --------           --------        ---------          --------
    Revenues from external customers               $78,319            $44,469        $       --          $122,788
    Intersegment revenues                               76                 15                --                91
    Revenues from significant customer              40,164                 --                --            40,164
    Segment operating income                           584              1,770                --             2,354


    Segment assets                                  41,863             13,867              (564)           55,166
    Segment goodwill                                15,103              5,208                --            20,311
    Depreciation and amortization                    2,036                151                --             2,187
    Capital expenditures                               788                349               676             1,813

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

(17)  Quarterly Information (Unaudited)

      The following is a summary of certain unaudited quarterly financial information for fiscal 2002 and 2001:

                                                                               Quarter ended
                                                   ------------------------------------------------------------------------
                                                                          Restated          Restated          Restated
    2002 (1)                                           March 31           June 30         September 30       December 31
    --------                                           --------           -------         ------------       -----------
    Revenues                                       $    13,065,560    $    28,524,745    $    37,881,049   $    43,316,271
    Cost of transportation                               8,645,969         19,739,026         25,884,973        30,207,462
                                                   ---------------    ---------------    ---------------   ---------------
    Net revenues                                   $     4,419,591    $     8,785,719    $    11,996,076   $    13,108,809
                                                   ===============    ===============    ===============   ===============


    Net income (loss)                              $    (1,226,954)   $       268,264    $     1,991,482   $     1,347,537
    Preferred stock dividends and effect of
      redemption                                          (887,772)          (892,116)        16,800,036                --
                                                   ---------------    ---------------    ---------------   ---------------
    Net income (loss) attributable to common
      stockholders                                 $    (2,114,726)   $      (623,852)   $    18,791,518   $     1,347,537
                                                   ===============    ===============    ===============   ===============
    Earnings (loss) per common share (2):
      Basic                                        $        (0.10)    $        (0.03)    $         0.82    $         0.06
                                                   ===============    ===============    ===============   ===============
      Diluted                                      $        (0.10)    $        (0.03)    $         0.07    $         0.04
                                                   ===============    ===============    ===============   ===============


                                                                               Quarter ended
                                                   -----------------------------------------------------------------------
     2001 (1)                                          March 31           June 30         September 30       December 31
     --------                                          --------           -------         ------------       -----------

     Revenues                                      $            --    $            --    $            --   $    15,597,889
     Cost of transportation                                     --                 --                 --         9,740,774
                                                   ---------------    ---------------    ---------------   ---------------
     Net revenues                                  $            --    $            --    $            --   $     5,857,115
                                                   ===============    ===============    ===============   ===============

     Income (loss) from continuing operations      $    (1,241,281)   $    (2,036,713)   $      (677,031)  $       697,956
     Loss from discontinued operations                  (7,483,862)          (245,513)        (1,845,232)       (4,288,106)
                                                   ---------------    ---------------    ---------------   ---------------

     Net loss                                           (8,725,143)        (2,282,226)        (2,522,263)       (3,590,150)
     Preferred stock dividends                          (1,428,038)          (891,804)          (918,660)         (912,696)
                                                   ---------------    ---------------    ---------------   ---------------

     Net loss attributable to common stockholders  $   (10,153,181)   $    (3,174,030)   $    (3,440,923)  $    (4,502,846)
                                                   ===============    ===============    ===============   ===============

     Loss per share - basic and diluted:
     Continuing operations (2)                     $         (0.13)   $         (0.14)   $         (0.08)  $         (0.01)
     Discontinued operations                                 (0.37)            ( 0.01)             (0.09)            (0.21)
                                                   ---------------    ---------------    ---------------   ---------------
     Net loss to common shareholders               $         (0.50)   $         (0.15)   $         (0.17)  $         (0.22)
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

                                            /s/ KPMG LLP

Minneapolis, Minnesota
September 24, 2001

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                        Combined Statements of Operations


                                                   Year ended                   Six months ended June 20,
                                                December 31, 2000               2001                 2000

                                                                           (unaudited)           (unaudited)
Revenues                                         $   56,201,458            $ 26,014,801         $  19,698,634

Operating expenses:
  Purchased transportation                          (31,856,174)            (15,678,882)          (11,525,749)
  Salaries, wages and benefits                      (11,805,734)             (4,653,885)           (3,268,444)
  Depreciation and amortization                        (424,803)               (240,787)             (162,484)
  Rent                                               (2,097,615)             (1,348,087)             (961,851)
  Other selling, general and
     Administrative                                  (6,216,391)             (3,417,458)           (2,134,739)
                                                 --------------            ------------         -------------

        Total operating expenses                    (52,400,717)            (25,339,099)          (18,053,267)
                                                 --------------            ------------         -------------
        Income from operations                        3,800,741                 675,702             1,645,367

Other income (expense)
   Interest and dividend income                          55,542                   8,080                15,686
   Interest expense (affiliate)                         (21,929)                (31,848)              (15,948)
   Other net                                            (44,465)                     --                66,961
                                                 --------------            ------------         -------------

        Total other income (expense)                    (10,852)                (23,768)               66,699
                                                 --------------            ------------         -------------

         Net earnings                            $    3,789,889            $    651,934         $   1,712,066
                                                ===============            ============         =============

See accompanying notes to combined financial statements.

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
 Combined Statements of Changes in Shareholders' Equity and Comprehensive Income

                                        M.G.R., Inc., d/b/a            Distribution
                                          Air Plus Limited            Services, Inc.         Contract Air, Inc.
                                            common stock               common stock             common stock
                                            no par value               no par value             no par value
                                         -------------------     ---------------------      -------------------
                                                                                                                         Retained
                                         Shares      Amount      Shares         Amount      Shares       Amount          earnings
                                         ------     --------     ------         ------      ------       ------          ----------
Balances at December 31, 1999            17,700     $301,500     10,000         $1,000      17,700       $1,770          $3,118,019

Comprehensive income

  Net earnings                               --           --         --             --          --           --           3,789,889
  Unrealized gain on marketable
    securities                               --           --         --             --          --           --                  --

Total comprehensive income
Distributions to shareholders                --           --         --             --          --           --          (3,350,732)
                                         ------     --------     ------         ------      ------       ------          ----------

Balances at December 31, 2000            17,700      301,500     10,000          1,000      17,700        1,770          $3,557,176

Comprehensive income:
  Net earnings                               --           --         --             --          --           --             651,934
  Unrealized loss on marketable
    securities                               --           --         --             --          --           --                  --

Total comprehensive income
Distributions to shareholders                --           --         --             --          --           --            (624,417)
                                         ------     --------     ------         ------      ------       ------          ----------

Balances at June 30, 2001 (unaudited)    17,700     $301,500     10,000         $1,000      17,700       $1,770          $3,584,693
                                         ======     ========     ======         ======      ======       ======          ==========



                                            Accumulated
                                              other
                                           comprehensive
                                              income
                                              (loss)           Total
                                            ------------    -----------

Balances at December 31, 1999               $    85,951    $  3,508,240

Comprehensive income
  Net earnings                                       --       3,789,889
  Unrealized loss on marketable
    securities                                  (70,339)        (70,339)
                                                           ------------

Total comprehensive income                                    3,719,550
Distributions to shareholders                        --      (3,350,732)
                                            -----------    ------------

Balances at December 31, 2000                    15,612       3,877,058

Comprehensive income:
  Net earnings                                       --         651,934
  Unrealized loss on marketable
    securities                                 (184,980)      (184,980)
                                                           ------------

Total comprehensive income                                     466,954
Distributions to shareholders                        --      (624,417)
                                            -----------    ------------


Balances at June 30, 2001 (unaudited)       $  (169,368)   $  3,719,595
                                            ===========    ============

See accompanying notes to combined financial statements.

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                        Combined Statements of Cash Flows

                                                                        Year ended            Six months ended June 30,
                                                                    December 31, 2000          2001               2000
                                                                    -----------------      ------------       -------------
                                                                                            (unaudited)        (unaudited)
Cash flows from operating activities:

        Net earnings                                                  $  3,789,889         $    651,934       $   1,712,066
            Adjustments to reconcile net earnings to
              net cash provided by operating activities:
               Depreciation and amortization                               424,803              240,787             162,484
               Bad debt provision                                          403,797               19,930              15,494
               Loss (gain) on sale of marketable                            44,465                   --             (66,961)
                 securities
           Changes in assets and liabilities
               Accounts receivable                                      (3,839,503)           3,097,052           2,073,523
               Prepaid expenses                                           (127,140)            (102,043)            (89,849)
               Other assets                                                (45,398)               7,695                 266
               Accounts payable                                          3,204,764           (3,211,203)         (2,066,747)
               Accrued expenses                                            (25,282)             277,096           (194,691)
                                                                      ------------         ------------       -------------
                    Net cash provided by
                      operating activities                               3,830,395              981,248           1,545,585
                                                                      ------------         ------------       -------------

Cash flows from investing activities:
             Proceeds from sale of property and
               equipment                                                    21,434                   --                  --
             Purchase of property and equipment                           (768,273)            (164,512)           (108,195)
             Purchase of marketable securities                              (3,132)            (253,275)                 --
             Proceeds from sale of marketable
               securities                                                  146,445               25,000             103,320
                                                                      ------------         ------------       -------------

                    Net cash used in investing
                      activities                                          (603,526)            (392,787)             (4,875)
                                                                      ------------         ------------       -------------

Cash flows from financing activities:
             Short-term borrowings                                              --              250,000                  --
             Proceeds from notes to shareholders                           452,773                   --                  --
             Repayments of notes to shareholders                                --             (466,892)           (260,965)
             Distributions to shareholders                              (3,350,732)            (624,417)         (1,170,497)
                                                                      ------------         ------------       -------------

                    Net cash used in financing
                      activities                                        (2,897,959)            (841,309)         (1,431,462)
                                                                      ------------         ------------       -------------

                    Net increase (decrease) in
                      cash and cash equivalents                            328,910             (252,848)            109,248
Cash and cash equivalents at beginning of period                           510,755              839,665             510,755
                                                                      ------------         ------------       -------------

Cash and cash equivalents at end of period                            $    839,665         $    586,817       $     620,003
                                                                      ============         ============       =============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                        $     21,929         $     29,660       $      15,948
                                                                      ============         ============       =============

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

                M.G.R., Inc. d/b/a AIR PLUS LIMITED, DISTRIBUTION
                     SERVICES, INC., and CONTRACT AIR, INC.
                     Notes to Combined Financial Statements

                      Year ending           Third                 Related
                     December 31,           Party                  party
                     ------------         ----------             ---------
                         2001             $1,614,895               312,000
                         2002              1,432,104               312,000
                         2003                894,183               256,000
                         2004                789,353               144,000
                         2005                784,101                72,000
                      Thereafter             267,926                    --
                                          ----------             ---------
                                          $5,782,562             1,096,000
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

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                              STONEPATH GROUP, INC.

                                                                 Column C - Additions
                                                                 --------------------

                                                                                (2)
                                          Column B -             (1)           Charged
                                          Balance at          Charged to       to other        Column D            Column E -
         Column A -                      beginning of         costs and        accounts-      Deductions-          Balance at
         Description                        period             expenses        describe        describe          end of period
         -----------                     ------------         ----------       ----------     ------------       -------------
Allowance for doubtful accounts:

   Year ended December 31, 2002            $167,000            $153,000         $    --          $    --           $320,000
                                           ========            ========         =======          =======           ========

   Year ended December 31, 2001            $     --            $167,000         $    --          $    --           $167,000
                                           ========            ========         =======          =======           ========

   Year ended December 31, 2000            $     --            $     --         $    --          $    --           $     --
                                           ========            ========         =======          =======           ========

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on January 16, 2004.


                          STONEPATH GROUP, INC.

                        BY: /s/ Dennis L. Pelino
                        ------------------------
                                Dennis L. Pelino, (Chairman of the Board of
                                Directors and Chief Executive Officer)

                        BY: /s/ Bohn H. Crain
                        ---------------------
                                Bohn H. Crain (Chief Financial Officer)

                        BY: /s/ Thomas L. Scully
                        ------------------------
                                Thomas L. Scully (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated:

SIGNATURE                  TITLE                                     DATE
---------                  -----                                     ----
/s/ Dennis L. Pelino       Chairman of the Board of Directors and
--------------------       Chief Executive Officer                    January 16, 2004
Dennis L. Pelino

/s/ J. Douglass Coates     Director                                   January 16, 2004
----------------------
Douglass Coates


/s/John Springer           Director                                   January 16, 2004
----------------
John Springer


/s/ David R. Jones         Director                                   January 16, 2004
------------------
David R. Jones


/s/ Aloysius T. Lawn, IV   Director                                   January 16, 2004
------------------------
Aloysius T. Lawn, IV


/s/ Robert McCord          Director                                   January 16, 2004
-----------------
Robert McCord

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