Form 10-Q/A
period 2003-03-31
STONEPATH GROUP INC
filed 2004-01-20
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2
                                  to Form 10-Q

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

                        Commission File number 001-16105


                              STONEPATH GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   65-0867684
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                         1600 Market Street, Suite 1515
                             Philadelphia, PA 19103
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (215) 979-8370
                                                           --------------

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

                                                     STONEPATH GROUP, INC.
                                                             INDEX

                                                                                                                        Page
                                                                                                                        ----
Part I.      FINANCIAL INFORMATION.......................................................................................  1

          Item 1. Financial Statements
                  Consolidated Balance Sheets (Unaudited) at March 31, 2003 and
                  December 31, 2002......................................................................................  1

                  Consolidated Statements of Operations (Unaudited-As Restated)
                  Three months ended March 31, 2003 and 2002.............................................................  2

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three months ended March 31, 2003 and 2002.............................................................  3

                  Notes to Unaudited Consolidated Financial Statements...................................................  4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................  11

          Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................  27

          Item 4. Controls and Procedures................................................................................  27

Part II.     OTHER INFORMATION...........................................................................................  28

          Item 1. Legal Proceedings......................................................................................  28

          Item 2. Changes in Securities and Use of Proceeds..............................................................  28

          Item 3. Defaults Upon Senior Securities........................................................................  29

          Item 4. Submission of Matters to a Vote of Security Holders....................................................  29

          Item 5. Other Information......................................................................................  29

          Item 6. Exhibits and Reports on Form 8-K.......................................................................  29

          SIGNATURES....................................................................................................   31

                                Explanatory Note

         This Form 10-Q/A is being filed to restate our unaudited consolidated statements of operations for the three months ended March 31, 2003, and to make certain conforming changes to the narrative disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International Services division, with no resulting impact on our consolidated net revenue, EBITDA or net loss. A description of the restatement can be found under Footnote 2 to our unaudited consolidated financial statements. The "Financial Outlook" section within Item 2 of our Form 10-Q/A has been omitted as it has been superceded by subsequent guidance provided by us. Part II of the Form 10-Q/A has been subject to no modification as of and for the periods reflected. Except as otherwise specifically noted, all information contained herein is as of March 31, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date. This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that certain exhibits that were previously filed with the Form 10-Q/A have been omitted).

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                 STONEPATH GROUP, INC.
                                              Consolidated Balance Sheets
                                                      (UNAUDITED)
                                                                                  March 31, 2003    December 31, 2002
                                                                                  --------------    -----------------
                                  Assets
Current assets:
    Cash and cash equivalents                                                      $   2,669,053        $   2,266,108
    Accounts receivable, net                                                          19,411,377           21,799,983
    Loans receivable from related parties                                                 33,344               39,593
    Prepaid expenses                                                                   1,254,482              963,102
                                                                                   -------------          -----------
          Total current assets                                                        23,368,256           25,068,786

Goodwill                                                                              20,311,150           20,311,150
Furniture and equipment, net                                                           4,748,038            3,233,677
Acquired intangibles, net                                                              4,748,882            5,042,555
Note receivable, related party                                                           262,500              262,500
Other assets                                                                             965,135            1,246,847
                                                                                   -------------          -----------
                                                                                   $  54,403,961        $  55,165,515
                                                                                   =============          ===========

                   Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                               $   8,663,265        $  12,873,703
    Earn-out payable                                                                   1,060,706            3,879,856
    Accrued payroll and related expenses                                                 643,861            1,195,275
    Accrued expenses                                                                   3,012,072            1,786,100
                                                                                   -------------          -----------

          Total liabilities                                                           13,379,904           19,734,934
                                                                                   -------------          -----------

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

                                                STONEPATH GROUP, INC.
                                        Consolidated Statements of Operations
                                                     (UNAUDITED)

                                                                                     Three months ended March 31,
                                                                                     ----------------------------
                                                                                      2003                  2002
                                                                                      ----                  ----
                                                                                    Restated
                                                                                  (See Note 2)
Total revenue                                                                      $38,572,441           $13,065,560
Cost of transportation                                                              26,388,801             8,645,969
                                                                                   -----------           -----------

Net revenue                                                                         12,183,640             4,419,591

Personnel costs                                                                      6,563,080             2,593,076
Other selling, general and administrative costs                                      4,302,373             2,665,579
Depreciation and amortization                                                          589,778               443,347
Litigation settlement                                                                  750,000                    --
                                                                                   -----------           -----------

Loss from operations                                                                   (21,591)           (1,282,411)

Other income
   Interest income                                                                      14,767                55,457
   Other, net                                                                           14,740                    --
                                                                                   -----------           -----------

Income (loss) before income taxes                                                        7,916            (1,226,954)
Income taxes                                                                            15,221                    --
                                                                                   -----------           -----------

Net loss                                                                                (7,305)           (1,226,954)

Preferred stock dividends                                                                   --              (887,772)
                                                                                   -----------           -----------

Net loss attributable to common stockholders                                       $    (7,305)          $(2,114,726)
                                                                                   ===========           ===========

Basic loss per common share(1)                                                     $        --           $     (0.10)
                                                                                   ===========           ===========

Diluted loss per common share(1)                                                   $        --           $     (0.10)
                                                                                   ===========           ===========

Basic weighted average common shares outstanding                                    24,764,810            20,903,110
                                                                                   ===========           ===========

Diluted weighted average common shares outstanding                                  24,764,810            20,903,110
                                                                                   ===========           ===========


(1) Includes effect of preferred stock dividends in 2002.

See accompanying notes to unaudited consolidated financial statements.

                                                STONEPATH GROUP, INC.
                                        Consolidated Statements of Cash Flows
                                                     (UNAUDITED)

                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                      2003                  2002
                                                                                      ----                  ----
Cash flow from operating activities:
Net loss                                                                           $    (7,305)          $(1,226,954)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                       589,778               443,347
   Stock-based compensation                                                             23,808                47,938
   Loss on disposal of furniture and equipment                                              --                 3,362
Changes in assets and liabilities:
   Accounts receivable                                                               2,388,606             1,874,300
   Other assets                                                                         32,107              (140,062)
   Accounts payable and accrued expenses                                            (3,697,654)           (3,571,777)
                                                                                   -----------           -----------
          Net cash used in operating activities                                       (670,660)           (2,569,846)
                                                                                   -----------           -----------

Cash flows from investing activities:
   Purchases of furniture and equipment                                             (1,734,218)             (111,423)
   Acquisition of business                                                             (70,000)                   --
   Payment of earn-out                                                              (2,819,150)                   --
                                                                                   -----------           -----------
          Net cash used in investing activities                                     (4,623,368)             (111,423)
                                                                                   -----------           -----------

Cash flows from financing activities:
   Issuance of common stock, net of costs                                            5,696,973                    --
                                                                                   -----------           -----------
          Net cash provided by financing activities                                  5,696,973                    --
                                                                                   -----------           -----------
          Net increase (decrease) in cash and cash equivalents                         402,945            (2,681,269)

Cash and cash equivalents at beginning of year                                       2,266,108            15,227,830
                                                                                   -----------           -----------
Cash and cash equivalents at end of period                                         $ 2,669,053           $12,546,561
                                                                                   ===========           ===========

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

(2)      Restatement of Previously Reported Consolidated Financial Statements

         In August 2003, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2002 and the first two quarters of 2003. That restatement related to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. The amounts appearing in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2003 reflect the effect of that restatement and are considered "previously reported" for purposes of this Form 10-Q/A.

         During the third week of December 2003, and in the course of conducting a regularly scheduled review of internal controls and centralization of the financial reporting process, the Company discovered an error in the legacy accounting process of its International Services division. Due to the error in the legacy accounting process, the division failed to eliminate in the consolidation process certain intercompany transactions between Stonepath Logistics International Services, Inc. (formerly known as "Global Transportation Systems, Inc.") and Global Container Line, Inc., its wholly-owned subsidiary which operates as a non-vessel operating common carrier. This resulted in an overstatement of revenues and a corresponding overstatement of the cost of transportation, with no resulting impact on net revenues, EBITDA or net loss. The Company has determined that this error had been embedded in the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.

         The effects of this restatement on the previously reported consolidated statement of operations for the three months ended March 31, 2003 are summarized below.
                                             Three months ended March 31, 2003
                                             ---------------------------------

                                                    As
                                                Previously             As
                                                 Reported           Restated
                                                 --------           --------
Selected Statement of Operations Data:
      Total revenue                           $   45,365,204     $   38,572,441
      Cost of transportation                      33,181,564         26,388,801

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

                                                                                        Three months ended March 31,
                                                                                        ----------------------------

                                                                                        2003                    2002
                                                                                        ----                    ----
Net loss attributable to common stockholders:
As reported                                                                           $  (7,305)             $(2,114,726)
Add:   stock-based employee compensation expense
    included in reported net loss                                                        22,618                   47,938
Deduct:   total stock-based compensation expense determined under
    fair value method for all awards                                                   (894,318)                (423,100)
                                                                                      ---------              -----------
Pro forma net loss attributable to common stockholders                                $(879,005)             $(2,489,888)
                                                                                      =========              ===========

Basic loss per common share:
    As reported                                                                       $      --              $     (0.10)
    Pro forma                                                                             (0.04)                   (0.12)

Diluted loss per common share:
    As reported                                                                       $      --              $     (0.10)
    Pro forma                                                                             (0.04)                   (0.12)


(4)      Revolving Credit Facility

         To ensure adequate financial flexibility, in May 2002 the Company secured a $15.0 million revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. The Company expects that the cash flow from operations of the subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with the acquisitions. Therefore, the Company anticipates that the primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At March 31, 2003, based on available collateral and outstanding letter of credit commitments, there was $14.8 million available for borrowing under the Facility.

(5)      Commitments and Contingencies

         On May 6, 2003, the Company elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although it was believed that the plaintiffs' claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, payable $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying March 31, 2003 unaudited consolidated statement of operations and in accrued expenses in the accompanying March 31, 2003 unaudited consolidated balance sheet.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003



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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003


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

                                                                             Three months ended March 31, 2003
                                                                             ---------------------------------
                                                                              Restated
                                                            Domestic        International                   Restated
                                                            Services          Services        Corporate       Total
                                                            --------          --------        ---------       -----
Revenue from external customers                              $23,774           $14,798               --      $38,572
Intersegment revenue                                              34                28               --           62
Revenue from significant customer                              9,835                --               --        9,835
Income (loss) from operations                                    262               466             (750)         (22)

Segment assets                                                38,539            14,056            1,809       54,404
Segment goodwill                                              15,309             5,002               --       20,311
Depreciation and amortization                                    521                69               --          590
Capital expenditures                                             344                37            1,353        1,734

         The revenue in the table below is allocated to geographic areas based upon the location of the customer.

                                                                           Three months ended March 31,
                                                                           ----------------------------

                                                                        2003                          2002
                                                                        ----                          ----
                                                                      Restated
                                                                                  (in thousands)
Total revenue:

          United States                                                $38,123                      $13,066
          Hong Kong                                                        449                           --
                                                                       -------                      -------

             Total                                                     $38,572                      $13,066
                                                                       ======                       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                Explanatory Note

         This Form 10-Q/A is being filed to restate our unaudited consolidated statements of operations for the three months ended March 31, 2003, and to make certain conforming changes to the narrative disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International Services division, with no resulting impact on our consolidated net revenue, EBITDA or net loss. A description of the restatement can be found under Footnote 2 to our unaudited consolidated financial statements. The "Financial Outlook" section within Item 2 of our Form 10-Q/A has been omitted as it has been superceded by subsequent guidance provided by us. Part II of the Form 10-Q/A has been subject to no modification as of and for the periods reflected. Except as otherwise specifically noted, all information contained herein is as of March 31, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date. This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that certain exhibits that were previously filed with the Form 10-Q/A have been omitted).

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

         Quarter ended March 31, 2003 (Actual) compared to quarter ended March 31, 2002 (Actual)

         The following table compares our historical total revenue, net transportation and other revenue (in thousands):

                                                                 Quarter ended March 31,
                                                                 -----------------------
                                                         2003            2002          Percent
                                                         ----            ----          -------
                                                       Restated
Total revenue                                           $38,572        $13,066           195.2%
                                                        =======        =======

Transportation revenue                                  $35,780        $12,583           184.4
Cost of transportation                                   26,388          8,646           205.2
                                                        -------        -------
Net transportation revenue                                9,392          3,937           138.6

        Net transportation margins                         26.2%          31.3%

Customs brokerage                                         1,864             --              NM
Warehousing and other
        value added services                                928            483            92.1
                                                        -------        -------
                 Total net revenue                      $12,184        $ 4,420           175.7%
                                                        =======        =======

         Total revenue was $38.6 million in the first quarter of 2003, an increase of 195.2% over total revenue of $13.1 million in the first quarter of 2002. $20.9 million or 82.0% of the increase in total revenue was attributable to acquisitions with $4.6 million or 18.0% of the increase attributable to organic growth. Net transportation revenue was $9.4 million in the first quarter of 2003, an increase of 138.6% over net transportation revenue of $3.9 million in the first quarter of 2002. $3.9 million or 72.6% of the increase in net transportation revenue was attributable to acquisitions with $1.6 million or 27.4% of the increase attributable to organic growth. Net revenue was $12.2 million in the first quarter of 2003, an increase of 175.7% over net revenue of $4.4 million in the first quarter of 2002. $6.0 million or 76.3% of the increase in net revenue was attributable to acquisitions with $1.8 million or 23.7% of the increase attributable to organic growth. Net transportation margins decreased to 26.2% for the first quarter of 2003 from 31.3% for the first quarter of 2002. This decrease in historical transportation margins is primarily the result of the acquisition of the International Services platform, which traditionally has lower margins.

         The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                           Quarter ended March 31,
                                                                           -----------------------

                                                            2003                      2002                    Change
                                                            ----                      ----                    ------

                                                     Amount       Percent      Amount      Percent       Amount    Percent
                                                    -------       -------      -------     -------       ------    -------
Net revenue                                         $12,184         100.0      $ 4,420      100.0        $7,764      175.7
                                                    -------       -------      -------     ------        ------

Personnel costs                                       6,563          53.9        2,593        58.7        3,970      153.1
Other selling, general and administrative             4,303          35.3        2,666        60.3        1,637       61.4
Depreciation and amortization                           590           4.8         443         10.0          147       33.2
Litigation settlement                                   750           6.2           --          --          750         NM
                                                    -------       -------      -------     ------        ------
Total operating costs                                12,206         100.2        5,702       129.0        6,504      114.1
                                                    -------       -------      -------     ------        ------
Loss from operations                                    (22)         (0.2)      (1,282)      (29.0)       1,260         NM
Other income, net                                        30           0.2           55         1.2          (25)     (45.5)
                                                    -------       -------      -------     ------        ------
Loss before income taxes                                  8            --       (1,227)      (27.8)       1,235         NM
Income taxes                                             15           0.1           --          --           15         NM
                                                    -------       -------      -------     ------        ------
Net loss                                                 (7)         (0.1)      (1,227)      (27.8)       1,220         NM
Preferred stock dividends                                --            --         (888)      (20.1)         888         NM
                                                    -------       -------      -------     ------        ------
Net loss attributable to common stockholders        $    (7)         (0.1)     $(2,115)      (47.9)      $2,108         NM
                                                    =======       =======      =======     =======       ======

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

                                                              Three months ended March 31, 2002
                                                              ---------------------------------

                                     Historical         Restated                           Pro forma            Restated
                                  Stonepath Group        Global       United American     adjustments           pro forma
                                  ---------------        ------       ---------------     -----------           ---------
Total revenue                       $13,065,560        $9,469,178       $7,505,346         $      --           $30,040,084
Cost of transportation                8,645,969         5,961,164        5,668,470                --            20,275,603
                                    -----------        ----------       ----------         ---------           -----------
Net revenue                           4,419,591         3,508,014        1,836,876                --             9,764,481

Personnel costs                       2,593,076         1,511,120          620,278            57,540 (1)         4,782,014
Other selling, general and
     administrative costs             2,665,579           772,196          809,601                --             4,247,376
Depreciation and amortization           443,347            11,703            9,450           120,000 (2)           584,500
                                    -----------        ----------       ----------         ---------           -----------
Income (loss) from operations        (1,282,411)        1,212,995          397,547          (177,540)              150,591

Other income (expense)
  Interest income                        55,457               281                            (55,457)(3)               281
  Other, net                                 --             1,333          (39,337)               --               (38,004)
                                    -----------        ----------       ----------         ---------           -----------
Income (loss) before income
  taxes                              (1,226,954)        1,214,609          358,210          (232,997)              112,868
Income taxes                                 --                --               --            12,779 (4)            12,779
                                    -----------        ----------       ----------         ---------           -----------
Net income (loss)                    (1,226,954)        1,214,609          358,210          (245,776)              100,089

Preferred stock dividends              (887,772)               --               --                --              (887,772)
                                    -----------        ----------       ----------         ---------           -----------
Net income (loss) attributable
      to common stockholders        $(2,114,726)       $1,214,609       $  358,210         $(245,776)          $  (787,683)
                                    ===========        ==========       ==========         =========           ===========

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

         The following table compares our actual total revenue, net transportation revenue and other revenue for March 31, 2003 to our pro forma data for March 31, 2002 to provide comparable data as if the Material Acquisitions had been acquired effective January 1, 2002 (in thousands):

                                                                      Quarter ended March 31,
                                                                      ----------------------
                                                                                                Percent
                                                                         2003       2002        Change
                                                                         ----       ----        ------
                                                                       Restated   Restated
    Total revenue                                                      $38,572     $30,040        28.4%
                                                                       =======     =======

    Transportation revenue                                             $35,780     $27,383        30.7
    Cost of transportation                                              26,388      20,276        30.2
                                                                       -------     -------
    Net transportation revenue                                           9,392       7,107        32.2
           Net transportation margins                                     26.2%       26.0%
    Customs brokerage                                                    1,864       1,939        (3.9)
    Warehousing and other
           value added services                                            928         718        29.2
                                                                       -------     -------
                                    Total net revenue                  $12,184     $ 9,764        24.8%
                                                                       =======     =======

         Total revenue was $38.6 million in the first quarter of 2003, an increase of 28.4% over total pro forma revenue of $30.0 million in the first quarter of 2002. This increase in total revenue was driven principally by growth in transportation revenue. Net transportation revenue was $9.4 million in the first quarter of 2003, an increase of 32.2% over pro forma net transportation revenue of $7.1 million in the first quarter of 2002. Net transportation margins were relatively flat quarter on quarter. Net revenue was $12.2 million in the first quarter of 2003, an increase of 24.8% over pro forma net revenue of $9.8 million in the first quarter of 2002, driven primarily by an increase in net transportation revenue.

         The following table summarizes certain statement of operations data as a percentage of our net revenue on an actual basis for 2003 and on a pro forma basis in 2002 as if the Material Acquisitions had been acquired effective January 1, 2002 (in thousands):

                                                                           Quarter ended March 31,
                                                                           -----------------------
                                                          2003                    2002                    Change
                                                          ----                    ----                    ------

                                                    Amount     Percent      Amount     Percent       Amount       Percent
                                                    ------     -------      ------     -------       ------       -------
Net revenue                                        $12,184      100.0%      $9,765      100.0%       $2,419          24.8%
                                                   -------      -----       ------      -----        ------

Personnel costs                                      6,563       53.9        4,782       49.0         1,781          37.2
Other selling, general and administrative            4,303       35.3        4,247       43.5            56           1.3
Depreciation and amortization                          590        4.8          585        6.0             5           0.9
Litigation settlement                                  750        6.2           --         --           750            NM
                                                   -------      -----       ------      -----        ------

Total operating costs                               12,206      100.2        9,614       98.5         2,592          27.0
                                                   -------      -----       ------      -----        ------

Income (loss) from operations                          (22)      (0.2)         151        1.5          (173)       (114.6)
Other income (expense)                                  30        0.2          (38)      (0.4)           68            NM
                                                   -------      -----       ------      -----        ------

Income before income taxes                               8         --          113        1.1          (105)        (92.9)
Income taxes                                            15        0.1           13        0.1             2          15.4
                                                   -------      -----       ------      -----        ------

Net income (loss)                                  $    (7)      (0.1)%     $  100        1.0%       $ (107)       (107.0)%
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

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs. Although a portion of these NOLs may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of these NOLs to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which are immaterial to the Company's quarterly financial results.

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

         The following table summarizes our contingent base earn-out payments (in thousands)(1)(2):

                                                       2004       2005      2006      2007     2008      Total
                                                     -------    -------   -------    ------   ------    -------
Earn-out payments:
    Domestic                                         $ 6,540    $ 6,540   $ 5,550    $   --   $   --    $18,630
    International                                      1,000      1,000     1,000     1,000      255      4,255
                                                     -------    -------   -------    ------   ------    -------
Total earn-out payments                              $ 7,540    $ 7,540   $ 6,550    $1,000   $  255    $22,885
                                                     =======    =======   =======    ======   ======    =======


Prior year pre-tax earnings targets(3):

    Domestic                                         $ 8,806    $ 8,806   $ 8,806    $    -   $    -    $26,418
    International                                      2,000      2,000     2,000     2,000      510      8,510
                                                     -------    -------   -------    ------   ------    -------

    Total pre-tax earnings targets                   $10,806    $10,806   $10,806    $2,000   $  510    $34,928
                                                     =======    =======   =======    ======   ======    =======


Earn-outs as a percentage of prior year pre-tax earnings targets:

    Domestic                                            74.3%      74.3%     63.0%       --       --       70.5%
    International                                       50.0%      50.0%     50.0%     50.0%    50.0%      50.0%
    Combined                                            69.8%      69.8%     60.6%     50.0%    50.0%      65.5%

(1) Includes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

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

Item 4.  Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Other than as discussed in the third paragraph of this Item 4, there have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                              STONEPATH GROUP, INC.

Date: January 16, 2004                     Dennis L. Pelino
                                           -------------------------------------
                                           Dennis L. Pelino
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors

Date: January 16, 2004                     Bohn H. Crain
                                           -------------------------------------
                                           Bohn H. Crain
                                           Chief Financial Officer and Treasurer

Date: January 16, 2004                     Thomas L. Scully
                                           -------------------------------------
                                           Thomas L. Scully
                                           Vice President and Controller and
                                           Principal Accounting Officer