Form 10-Q/A
period 2003-06-30
STONEPATH GROUP INC
filed 2004-01-20
CIK 1093546

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


                        Commission file number 001-16105


                              STONEPATH GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                 65-0867684
 ------------------------------           ------------------------------------
   (State or Jurisdiction of              (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                         1600 Market Street, Suite 1515
                             Philadelphia, PA 19103
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (215) 979-8370
                                                           --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [_] No [X]


         There were 29,128,373 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at July 31, 2003.

                                  STONEPATH GROUP, INC.


                                          INDEX



                                                                                    Page
                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2003
                  and December 31, 2002 ...............................................1


                  Consolidated Statements of Operations (Unaudited - As restated)
                  Three and six months ended June 30, 2003 and 2002....................2

                  Consolidated Statements of Cash Flows (Unaudited)
                  Six months ended June 30, 2003 and 2002..............................3

                  Notes to Unaudited Consolidated Financial Statements.................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........33

         Item 4.  Controls and Procedures.............................................33


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

         Item 4.  Submission of Matters to a Vote of Security Holders ................36

         Item 5.  Other Information ..................................................37

         Item 6.  Exhibits and Reports on Form 8-K ...................................37

         SIGNATURES...................................................................39

                                Explanatory Note



         This Form 10-Q/A is being filed to restate our unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and to make certain conforming changes to the narrative disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International Services division, with no resulting impact on our consolidated net revenue, EBITDA or net income (loss). A description of the restatement can be found under Footnote 2 to our unaudited consolidated financial statements. The "Financial Outlook" section within Item 2 of our Form 10-Q/A has been omitted as it has been superceded by subsequent guidance provided by us. Part II of the Form 10-Q/A has been subject to no modification as of and for the periods reflected. Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date. This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that certain exhibits that were previously filed with the Form 10-Q/A have been omitted).


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                           STONEPATH GROUP, INC.
                                   Condensed Consolidated Balance Sheets
                                                (UNAUDITED)


                                                                     June 30, 2003          December 31, 2002
                                                                     ---------------        -----------------
                           Assets
Current assets:
   Cash                                                              $       360,131        $       2,266,108

   Accounts receivable, net                                               26,111,674               21,799,983
   Other current assets                                                    2,253,212                1,002,695
                                                                     ---------------        -----------------

               Total current assets                                       28,725,017               25,068,786

Goodwill and acquired intangibles, net                                    29,771,743               25,353,705
Furniture and equipment, net                                               6,754,063                3,233,677
Other assets                                                               1,418,302                1,509,347
                                                                     ---------------        -----------------

                                                                     $    66,669,125        $      55,165,515
                                                                     ===============        =================



             Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit - bank                                             $     5,618,000        $              --
   Accounts payable                                                       11,754,894               12,873,703
   Accrued expenses                                                        4,130,994                2,981,375
   Earn-out payable                                                               --                3,879,856
   Interim financing agreement, current portion                              607,382                       --
                                                                     ---------------        -----------------
               Total current liabilities                                  22,111,270               19,734,934

Interim financing agreement, net of current portion                        1,353,570                       --
                                                                     ---------------        -----------------

               Total liabilities                                          23,464,840               19,734,934

                                                                     ---------------        -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized; Series D, convertible, issued and outstanding:
     360,745 shares (Liquidation preference: $21,644,700)                        361                      361
   Common stock, $.001 par value, 100,000,000 shares
     authorized; issued and outstanding: 29,037,973 and 23,453,414
     shares at 2003 and 2002, respectively                                    29,038                   23,453
   Additional paid-in capital                                            203,833,429              196,235,064
   Accumulated deficit                                                  (160,589,753)            (160,711,891)
   Deferred compensation                                                     (68,790)                (116,406)

                                                                     ---------------        -----------------

               Total stockholders' equity                                 43,204,285               35,430,581
                                                                     ---------------        -----------------

                                                                     $    66,669,125        $      55,165,515
                                                                     ===============        =================



     See accompanying notes to unaudited consolidated financial statements.

                                           STONEPATH GROUP, INC.
                                   Consolidated Statements of Operations
                                                (UNAUDITED)

                                               Three months ended June 30,     Six months ended June 30,
                                              ----------------------------    ---------------------------
                                                  2003             2002           2003            2002
                                                Restated         Restated       Restated        Restated
                                              (See Note 2)     (See Note 2)   (See Note 2)    (See Note 2)
                                              ------------     -----------    -----------     -----------
Total revenue                                 $46,333,898      $28,524,745    $84,906,339     $41,590,305
Cost of transportation                         32,228,800       19,739,026     58,617,601      28,384,995
                                              -----------      -----------    -----------     -----------

Net revenue                                    14,105,098        8,785,719     26,288,738      13,205,310

Personnel costs                                 7,003,018        4,526,918     13,566,098       7,119,994
Other selling, general
   and administrative costs                     6,058,820        3,520,735     10,361,193       6,186,314
Depreciation and amortization                     570,451          523,119      1,160,229         966,466
Litigation settlement                                  --               --        750,000              --
                                              -----------      -----------    -----------     -----------
Income (loss) from operations                     472,809          214,947        451,218      (1,067,464)

Other income, net                                  54,620           53,317         84,127         108,774
                                              ------------     -----------    -----------     -----------

Income (loss) from continuing
   operations before income taxes                 527,429          268,264        535,345        (958,690)
Income taxes                                       42,995               --         58,216              --
                                              -----------      -----------    -----------     -----------
Income (loss) from continuing operations          484,434          268,254        477,129        (958,690)
Loss from discontinued operations, net
   of tax                                        (354,991)              --       (354,991)             --
                                              -----------      -----------    -----------     -----------
Net income (loss)                                 129,443          268,264        122,138        (958,690)

Preferred stock dividends                              --         (892,116)            --      (1,779,888)
                                              -----------      -----------    -----------     -----------

Net income (loss) attributable
   to common stockholders                     $   129,443      $  (623,852)   $   122,138     $(2,738,578)
                                              ===========      ===========    ===========     ===========

Basic earnings (loss) per common share -
   Continuing operations(1)                   $      0.02      $     (0.03)   $      0.02     $     (0.13)
   Discontinued operations                          (0.02)              --          (0.02)             --
                                              -----------      -----------    -----------     -----------

   Earnings (loss) per common share           $        --      $     (0.03)   $        --     $     (0.13)
                                              ===========      ===========    ===========     ===========

Diluted earnings (loss) per common
share -
   Continuing operations(1)                   $      0.01      $     (0.03)   $      0.01     $     (0.13)
   Discontinued operations                          (0.01)              --          (0.01)             --
                                              -----------      -----------    -----------     -----------

   Earnings (loss) per common share           $        --      $     (0.03)   $        --     $     (0.13)
                                              ===========      ===========    ===========     ============


Basic weighted average shares
   outstanding                                 28,410,129       21,227,481     26,597,540      21,066,192
                                              ===========      ===========    ===========     ===========

Diluted weighted average shares and
   share equivalents outstanding               38,082,567       21,227,481     35,305,458      21,066,192
                                              ===========      ===========    ===========     ===========

(1) Includes effect of preferred stock dividends in 2002.




     See accompanying notes to unaudited consolidated financial statements.

                                          STONEPATH GROUP, INC.
                                  Consolidated Statements of Cash Flows
                                               (UNAUDITED)

                                                                              Six months ended June 30,
                                                                            ----------------------------
                                                                                2003           2002
                                                                            -----------     ------------
Cash flow from operating activities:
Net income (loss)                                                           $   122,138     $   (958,690)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                           1,160,229          966,466
      Stock-based compensation                                                   47,616           48,282
      Issuance of common stock in litigation settlement                         350,000               --
      Discontinued operations - issuance of common stock to consultant          128,000
      Loss on disposal of furniture and equipment                                    --            4,208

Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                    (4,311,691)      (1,715,635)
      Other assets                                                           (1,069,842)         (59,375)
      Accounts payable and accrued expenses                                    (213,966)      (1,962,253)
                                                                            -----------     ------------
             Net cash used in operating activities                           (3,787,516)      (3,676,997)
                                                                            -----------     ------------

Cash flows from investing activities:
      Purchases of furniture and equipment                                   (3,905,048)        (326,525)
      Acquisitions of businesses, net of cash acquired                       (3,770,000)      (9,805,403)
      Loans made                                                               (320,909)        (350,000)
      Payment of earn-out                                                    (3,476,856)              --
      Discontinued operations - investing activities                                 --          115,000
                                                                            -----------     ------------
             Net cash used in investing activities                          (11,472,813)     (10,366,928)
                                                                            -----------     ------------

Cash flows from financing activities:
      Issuance of common stock in private placement, net of costs             5,670,539               --
      Net proceeds from line of credit - bank                                 5,618,000               --
      Proceeds from financing of equipment                                    1,960,952               --
      Proceeds from issuance of common stock upon exercise of options
        and warrants                                                            104,861          367,683

                                                                            -----------     ------------
             Net cash provided by financing activities                       13,354,352          367,683
                                                                            -----------     ------------

             Net decrease in cash and cash equivalents                       (1,905,977)     (13,676,242)

Cash and cash equivalents at beginning of year                                2,266,108       15,227,830
                                                                            -----------     ------------

Cash and cash equivalents at end of period                                  $   360,131     $  1,551,588
                                                                            ===========     ============

Supplemental disclosure of non-cash investing activities
     Issuance of common stock in connection with acquisition of Regroup     $ 1,000,000     $         --
     Issuance of common stock in connection with payment of earnout         $   443,300     $         --



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

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operation results of other supply chain service provides.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


(2)   Restatement of Previously Reported Consolidated Financial Statements


         In August 2003, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2002 and the first two quarters of 2003. That restatement related to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. The amounts appearing in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2002, and the related consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002 reflect the effect of that restatement and are considered "previously reported" for purposes of this Form 10-Q/A.

         During the third week of December 2003, and in the course of conducting a regularly scheduled review of internal controls and centralization of the financial reporting process, the Company discovered an error in the legacy accounting process of its International Services division. Due to the error in the legacy accounting process, the division failed to eliminate in the consolidation process certain intercompany transactions between Stonepath Logistics International Services, Inc. (formerly known as "Global Transportation Systems, Inc.") and Global Container Line, Inc., its wholly-owned subsidiary which operates as a non-vessel operating common carrier. This resulted in an overstatement of revenues and a corresponding overstatement of the cost of transportation, with no resulting impact on net revenues, EBITDA or net income
(loss). The Company has determined that this error had been embedded in the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.

         The effects of this restatement on the previously reported consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 are summarized below.

                                            Three months ended June 30, 2003    Three months ended June 30, 2002
                                            --------------------------------    --------------------------------
                                                 As                                 As
                                             Previously              As          Previously              As
                                              Reported            Restated        Reported            Restated
                                            -----------          -----------    -----------          -----------
Selected Statement of Operations Data:

   Total revenue                            $54,407,172          $46,333,898    $32,689,603          $28,524,745
   Cost of transportation                    40,302,074           32,228,800     23,903,884           19,739,026


                                             Six months ended June 30, 2003     Six months ended June 30, 2002
                                            --------------------------------    -------------------------------
                                                As                                  As
                                            Previously                As         Previously              As
                                             Reported              Restated       Reported            Restated
                                            -----------          -----------    -----------          -----------
Selected Statement of Operations Data:

   Total revenue                            $99,772,376          $84,906,339    $45,755,163          $41,590,305
   Cost of transportation                    73,483,638           58,617,601     32,549,853           28,384,995

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

                    Furniture and equipment                          $   50
                    Goodwill and other intangible assets              4,910
                                                                     ------
                      Total assets acquired                          $4,960
                                                                     ======

         The following unaudited pro forma information is presented as if the acquisition of Regroup had occurred on January 1, 2002:

                                    Three months ended June 30,    Six months ended June 30,
                                    ---------------------------    -------------------------
                                       2003           2002            2003         2002
                                     Restated       Restated        Restated     Restated
                                    -----------    -----------     -----------  -----------
Revenues                            $50,121,793    $31,311,075     $93,209,247  $47,101,976

Income (loss) from continuing
  operations                            725,950        463,337         945,567     (773,554)
Net income (loss)                       370,959       (428,779)        590,576   (2,553,442)
Earnings (loss) per share:
     Basic                          $      0.01    $     (0.02)    $      0.02  $     (0.12)
     Diluted                        $      0.01    $     (0.02)    $      0.02  $     (0.12)

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


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

                                                          Three months ended June 30,           Six months ended June 30,
                                                        -------------------------------    -----------------------------------
                                                          2003                  2002          2003                    2002
                                                        ---------             ---------    -----------             -----------
Net income (loss) attributable to common stockholders:
As reported                                             $ 129,443             $(623,852)   $   122,138             $(2,738,578)
Add: stock-based employee compensation expense
   included in reported net income (loss)                  22,617                   344         45,235                  48,282
Deduct: total stock-based compensation expense
   determined under fair value method for all
   awards                                                (490,328)             (314,161)    (1,275,707)               (628,322)
                                                        ---------             ---------    -----------             -----------

Pro forma net loss attributable to
   common stockholders                                  $(338,268)            $(937,669)   $(1,108,334)            $(3,318,618)
                                                        =========             =========    ===========             ===========

Basic earnings (loss) per common share:
   As reported                                          $      --             $   (0.03)   $        --             $     (0.13)
   Pro forma                                                (0.01)                (0.04)         (0.04)                  (0.16)

Diluted earnings (loss) per common share:
   As reported                                          $      --             $   (0.03)   $        --             $     (0.13)
   Pro forma                                                (0.01)                (0.04)         (0.04)                  (0.16)

(5)   Revolving Credit Facility

         To ensure adequate financial flexibility, in May 2002 the Company secured a $15,000,000 revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. The Company expects that the cash flow from operations of the subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with the acquisitions. Therefore, the Company anticipates that the primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


         Interest expense for the three- and six-month periods ended June 30, 2003 amounted to $4,000. The Company did not incur any interest expense in the comparable prior year periods.


         At June 30, 2003, based on available collateral and outstanding letter of credit commitments, there was $9,200,000 available for borrowing under the Facility (see Note 11).


(6)   Commitments and Contingencies


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

         The Company entered into a master lease agreement with LaSalle National Leasing Corporation effective June 6, 2003 to provide up to $2,750,000 in financing for the deployment of the Tech-LogisTM operating system and the unrelated installation of sorting equipment to automate the operations of one of the Company's strategic logistics centers. As part of this arrangement, the Company entered into an interim financing agreement which enabled the Company to finance its purchase of the assets discussed above while the costs of the lease arrangement were being accumulated. As of June 30, 2003, there was $1,961,000 outstanding under the interim financing agreement.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


         During the six months ended June 30, 2003, the Company issued warrants to purchase 297,000 shares of its common stock at an exercise price of $1.49 per share. The Company issued these warrants to a private placement agent in connection with the private placement of the Company's common stock described above.

         During the six months ended June 30, 2003, warrants issued to non-employees for the purchase of 241,296 shares of the Company's common stock were exercised. The Company canceled warrants to purchase 136,399 shares of its common stock in connection with a cashless exercise by the holder.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003

                                                             Three months ended June 30, 2003
                                                -----------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                     Restated
                                                 Services          Services         Corporate       Total
                                                ---------        -------------      ---------      --------

Revenue from external customers                 $  24,061          $  22,273        $      --      $ 46,334
Intersegment revenue                                    6                 29               --            35
Income (loss) from operations                        (166)               639               --           473


                                                             Three months ended June 30, 2002
                                                -----------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                     Restated
                                                 Services          Services         Corporate       Total
                                                ---------        -------------      ---------      --------

Revenue from external customers                 $  16,345          $  12,180        $      --      $ 28,525
Intersegment revenue                                   --                 --               --            --
Income (loss) from operations                         (98)               313               --           215


                                                              Six months ended June 30, 2003
                                                -----------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                     Restated
                                                 Services          Services         Corporate       Total
                                                ---------        -------------      ---------      --------

Revenue from external customers                 $  47,835          $  37,071        $      --      $ 84,906
Intersegment revenue                                   40                 57               --            97
Income (loss) from operations                          95              1,106             (750)          451


Segment assets                                     47,238             15,778            3,653        66,669
Segment goodwill and intangibles, net              24,309              5,463               --        29,772

                                                              Six months ended June 30, 2002
                                                -----------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                     Restated
                                                 Services          Services         Corporate       Total
                                                ---------        -------------      ---------      --------

Revenue from external customers                 $  29,317          $  12,273        $      --      $ 41,590
Intersegment revenue                                   --                 --               --            --
Income (loss) from operations                      (1,110)                43               --        (1,067)

Segment assets                                     33,307             10,028            1,300        44,635
Segment goodwill and intangibles, net              17,303              4,513               --        21,816

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


         The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):


                        Three months ended June 30,    Six months ended June 30,
                        ---------------------------    -------------------------
                            2003          2002           2003          2002
                          Restated      Restated       Restated      Restated
                          --------      --------       --------      --------
 Total revenue:

    United States         $ 45,780      $ 28,525       $ 83,903      $ 41,590
    Hong Kong                  554            --          1,003            --
                          --------      --------       --------      --------
       Total              $ 46,334      $ 28,525       $ 84,906      $ 41,590
                          ========      ========       ========      ========

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2003


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                                Explanatory Note


         This Form 10-Q/A is being filed to restate our unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and to make certain conforming changes to the narrative disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International sales division, with no resulting impact on our consolidated net revenue, EBITDA or net income (loss). A description of the restatement can be found under Footnote 2 to our unaudited consolidated financial statements. The "Financial Outlook" section within Item 2 of our Form 10-Q/A has been omitted as it has been superceded by subsequent guidance provided by us. Part II of the Form 10-Q/A has been subject to no modification as of and for the periods reflected. Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date. This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that certain exhibits that were previously filed with the Form 10-Q/A have been omitted).



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

Results of Operations

         Quarter  ended June 30, 2003 compared to quarter ended June 30, 2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                   Quarter ended June 30,
                                               ----------------------------
                                                 2003       2002    Percent
                                               Restated   Restated   Change
                                               --------   --------  -------

Total revenue                                   $46,334    $28,525     62.4%
                                                =======    =======



Transportation revenue                          $42,582    $26,012     63.7
Cost of transportation                           32,229     19,739     63.3
                                                -------    -------
   Net transportation revenue                   $10,353    $ 6,273     65.0
            Net transportation margins            24.3%      24.1%


Customs brokerage                                 2,178      1,748     24.6
Warehousing and other
   value added services                           1,574        765    105.8
                                                -------    -------
                     Total net revenue          $14,105    $ 8,786     60.5
                                                =======    =======

         Total revenue was $46.3 million in the second quarter of 2003, an increase of $17.8 million or 62.4% over total revenue of $28.5 million in the second quarter of 2002. For the second quarter of 2003, $11.9 million, or 66.9% of the increase in revenues was attributed principally to organic growth in the Domestic platform while $5.9 million or 33.1% of the increase was attributable to organic growth in the International platform.


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


         The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                           Quarter ended June 30,
                                                   -----------------------------------------------------------------------
                                                           2003                      2002                    Change
                                                   ------------------------  -----------------------  --------------------
                                                    Amount      Percent      Amount      Percent       Amount      Percent
                                                   ---------    --------    ---------    --------      ------      -------
Net revenue                                        $ 14,105        100.0    $   8,786       100.0      $ 5,319       60.5
                                                   --------     --------    ---------    --------      -------
Personnel costs                                       7,003         49.7        4,527        51.5        2,476       54.7
Other selling, general and administrative             6,059         43.0        3,521        40.1        2,538       72.1
Depreciation and amortization                           570          4.0          523         6.0           47        9.0
                                                   --------     --------    ---------    --------      -------
Total operating costs                                13,632         96.7        8,571        97.6        5,061       59.0
                                                   --------     --------    ---------    --------      -------
Income from operations                                  473          3.3          215         2.4          258      120.0
Other income, net                                        54          0.4           53         0.6            1        1.9
                                                   --------     --------    ---------    --------      -------
Income from continuing operations
   before income taxes                                  527          3.7          268         3.0          259       96.6
Income taxes                                            (43)        (0.3)          --          --          (43)        NM
                                                   --------     --------    ---------    --------      -------
Net income from continuing operations                   484          3.4          268         3.0          216       80.6
Loss from discontinued operations                      (355)        (2.5)          --          --         (355)        NM
                                                   --------     --------    ---------    --------      -------
Net income (loss)                                       129          0.9          268         3.0         (139)     (51.9)
Preferred stock dividends                                --           --         (892)      (10.1)         892         NM
                                                   --------     --------    ---------    --------      -------
Net income (loss) attributable to common
   stockholders                                    $    129          0.9    $    (624)       (7.1)     $   753      120.7
                                                   ========     ========    =========    =========     =======

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

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal net operating loss carryforwards ("NOLs"). Although a portion of this NOL may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the NOLs to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which are immaterial to the Company's quarterly financial results.

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

         Net income attributable to common stockholders was $0.1 million in the second quarter of 2003, an improvement of $0.8 million over a net loss attributable to common stockholders of $0.6 million in the second quarter of 2002, primarily due to the effect of the $0.9 million preferred stock dividend. Basic and diluted earnings per common share were $0.01 and $0.0, respectively for the second quarter of 2003 compared to a loss of $0.03 per basic and diluted common share for the second quarter of 2002.

         Six months ended June 30, 2003 compared to six months ended June 30,
2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                            Six months ended June 30,
                                                   --------------------------------------
                                                       2003           2002       Percent
                                                     Restated       Restated      Change
                                                   ------------     ---------    --------
         Total revenue                                $84,906       $41,590       104.2%
                                                      =======       =======

         Transportation revenue                       $78,362       $38,594       103.0
         Cost of transportation                        58,617        28,385       106.5
                                                      -------       -------

         Net transportation revenue                   $19,745       $10,209        93.4
                     Net transportation margins         25.2%         26.5%

         Customs brokerage                              4,042         1,748       131.2
         Warehousing and other
              value added services                      2,502         1,248       100.5
                                                      -------       -------
                              Total net revenue       $26,289       $13,205        99.1
                                                      =======       =======

         Total revenue was $84.9 million in the first six months of 2003, an increase of $43.3 million or 104.2% over total revenue of $41.6 million in the first six months of 2002. For the first six months of 2003, $22.6 million, or 52.2%, of the increase in revenues was attributed to growth in the Domestic platform with an incremental five months of operations of United American accounting for $9.9 million of the growth; $20.7 million, or 47.8% of the increase was attributed to growth in the International platform with an incremental three months of operations of SLIS accounting for $15.4 million of the growth.

         Net transportation revenue was $19.7 million in the first six months of 2003, an increase of $9.5 million or 93.4% over net transportation revenue of $10.2 million in the first six months of 2002. For the first six months of 2003, $6.5 million, or 68.4% of the increase in net transportation revenues was attributed to growth in the Domestic platform while $3.0 million, or 31.6% of the increase was attributed to growth in the International platform. Net transportation margins decreased to 25.2% for the first six months of 2003 from 26.5% for the first six months of 2002. This decrease in historical transportation margins is primarily the result of the additional relative contribution of our International Services platform which traditionally generates lower transportation margins.


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

      The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                          Six months ended June 30,
                                                    ----------------------------------------------------------------------
                                                           2003                      2002                  Change
                                                    --------------------    --------------------      --------------------
                                                     Amount      Percent      Amount     Percent         Amount    Percent
                                                    -------      -------    --------    --------      ---------    -------
Net revenue                                         $26,289        100.0    $ 13,205       100.0      $  13,084       99.1
                                                    -------      -------    --------    --------      ---------
Personnel costs                                      13,566         51.6       7,120        53.9          6,446       90.5
Other selling, general and administrative            10,361         39.4       6,186        46.9          4,175       67.5
Depreciation and amortization                         1,161          4.4         966         7.3            195       20.1
Litigation settlement                                   750          2.9          --          --            750         NM
                                                    -------      -------    --------    --------      ---------
Total operating costs                                25,838         98.3      14,272       108.1         11,566       81.0
                                                    -------      -------    --------    --------      ---------
Income (loss) from operations                           451          1.7      (1,067)       (8.1)         1,518      142.3
Other income, net                                        84          0.3         108         0.8            (24)     (22.0)
                                                    -------      -------    --------    --------      ---------
Income (loss) from continuing operations before
   income taxes                                         535          2.0        (959)       (7.3)         1,494      155.8
Income taxes                                            (58)        (0.2)         --          --            (58)        NM
                                                    -------      -------    --------    --------      ---------
Net income (loss) from continuing operations            477          1.8        (959)       (7.3)         1,436      149.7
Loss from discontinued operations                      (355)        (1.3)         --          --           (355)        NM
                                                    -------      -------    --------    --------      ---------
Net income (loss)                                       122          0.5        (959)       (7.3)         1,081      112.7
Preferred stock dividends                                --           --      (1,780)      (13.5)         1,780      100.0
                                                    -------      -------    --------    --------      ---------
Net income (loss) attributable to common            $   122          0.5    $ (2,739)      (20.8)     $   2,861      104.5
   stockholders                                     =======      =======    ========    ========      =========

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

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs. Although a portion of this NOL may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the NOLs to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes which are immaterial to the Company's quarterly financial results.

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

         To ensure that we have adequate near-term liquidity, we maintain a revolving credit facility of $15.0 million (the "Facility") with LaSalle Business Credit, Inc. that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants that may limit or otherwise govern the Company's ability to make acquisitions. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. At June 30, 2003, advances plus checks then outstanding stood at $5.6 million. This amount was subsequently increased to approximately $11.3 million as of August 14, 2003, to finance the acquisitions of the Singapore offices of G Link Express Pte. Ltd. and the Cambodia offices of G Link Express (Cambodia) Pte. Ltd. (collectively "G-Link") and Customs Services International, Inc. ("CSI"). Thus, we have limited availability under Facility until we are able to reduce the level of our outstanding advances and are otherwise limited in our ability to make future acquisitions. We expect that the cash flow from our existing operations and any other subsidiaries acquired during the year will be sufficient to support our corporate overhead and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

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

         On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of G Link which provide a full range of international logistics services, including international air and ocean transportation to a worldwide customer base of manufacturers and distributors. The G-Link transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing, a thirty (30%) interest in the subsidiaries which acquired the assets and an additional $2.5 million payable over a four year earn-out period based upon the future financial performance of G-Link. We agreed to pay the selling companies a total of $2.5 million in base earn-out payments in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if G-Link achieves pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other pay-out year exceeds the $1.8 million level. As additional purchase price, the Company has also agreed to pay G-Link for excess working capital estimated at $1.6 million through the issuance of Company common stock, on a post-closing basis.

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

         The following table summarizes our contingent base earn-out payments, assuming full payout (in thousands)(1)(2):

                                                  2004       2005      2006        2007        2008       Total
                                                -------    -------    -------     -------     -------    -------
Earn-out payments:
   Domestic                                     $ 6,540    $ 9,040    $ 8,050     $ 2,500     $ 2,500    $28,630
   International                                  1,463      2,097      2,097       2,469         735      8,861
                                                -------    -------    -------     -------     -------    -------
Total earn-out payments                         $ 8,003    $11,137    $10,147     $ 4,969     $ 3,235    $37,491
                                                =======    =======    =======     =======     =======    =======

Prior year pre-tax earnings targets(3)::

   Domestic                                     $ 8,806    $12,306    $12,306     $ 3,500     $ 3,500    $40,418
   International                                  3,060      4,553      4,553       5,609         947     18,722
                                                -------    -------    -------     -------     -------    -------
   Total pre-tax earnings targets               $11,866    $16,859    $16,859     $ 9,109     $ 4,447    $59,140
                                                =======    =======    =======     =======     =======    =======

Earn-outs as a percentage of prior year pre-tax earnings targets:

   Domestic                                       74.3%      73.5%      65.4%       71.4%       71.4%      70.8%
   International                                  47.8%      46.1%      46.1%       44.0%       77.6%      47.3%
   Combined                                       67.4%      66.1%      60.2%       54.6%       72.7%      63.4%

----------------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2) During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if the applicable acquired companies generate an incremental $37.0 million in pre-tax earnings.

(3) Aggregate pre-tax earnings targets presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangibles created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs.

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

         (3) Proposal to approve amendments to the Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan to increase the number of shares of the Company's Common Stock which may be issued thereunder:


            For               Against           Uninstructed         Abstain
            ---               -------           ------------         --------
          5,512,798          1,623,146           11,942,490           27,726

         (4) Proposal to ratify appointment of KPMG LLP as independent auditors for the Company:

            For                Against          Abstain
            ---                -------          -------

         18,623,300            464,279          18,581


Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits 2.6, 2.7, 2.8, 4.6 and 4.24 were included within the Form 10-Q/A filed with the SEC on August 28, 2003 and have been omitted from this filing as they are subject to no modification. Exhibits 31.1, 31.2,
        32.1 and 32.2 are included herein:


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

--------------------
(1) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 20, 2003.

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

                                           STONEPATH GROUP, INC.



Date:  January 16, 2004                    /s/Dennis L. Pelino
                                           -------------------------------------
                                           Dennis L. Pelino
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors




Date:  January 16, 2004                    /s/Bohn H. Crain
                                           -------------------------------------
                                           Bohn H. Crain
                                           Chief Financial Officer and Treasurer





Date:  January 16, 2004                    /s/Thomas L. Scully
                                           -------------------------------------
                                           Thomas L. Scully
                                           Vice President and Controller and
                                           Principal Accounting Officer