Form 10-Q/A
period 2003-09-30
STONEPATH GROUP INC
filed 2004-01-20
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1
                                  to Form 10-Q



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


                        1600 Market Street, Suite 1515
                             Philadelphia, PA 19103
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (215) 979-8370
                                                           --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


There were 36,212,369 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at October 24, 2003.

                              STONEPATH GROUP, INC.


                                      INDEX



                                                                                    Page
                                                                                    ----

Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets (Unaudited) at
                  September 30, 2003 and December 31, 2002.............................1

                  Consolidated Statements of Operations (Unaudited - As Restated)
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

                  Notes to Unaudited Consolidated Financial Statements.................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........37

         Item 4.  Controls and Procedures.............................................37


Part II. Other Information

         Item 1.  Legal Proceedings ..................................................39

         Item 2.  Changes in Securities and Use of Proceeds ..........................40

         Item 3.  Defaults Upon Senior Securities ....................................42

         Item 4.  Submission of Matters to a Vote of Security Holders ................42

         Item 5.  Other Information ..................................................42

         Item 6.  Exhibits and Reports on Form 8-K ...................................42

         SIGNATURES...................................................................44

                                Explanatory Note

This Form 10-Q/A is being filed to restate our unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and to make certain conforming changes to the narrative disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International Services division, with no resulting impact on our consolidated net revenue, EBITDA or net income. A description of the restatement can be found under Footnote 2 to our unaudited consolidated financial statements. The "Financial Outlook" section within Item 2 of our Form 10-Q has been omitted as it has been superceded by subsequent guidance provided by us. Part II of the Form 10-Q has been subject to no modification as of and for the periods reflected. Except as otherwise specifically noted, all information contained herein is as of September 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date. This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that certain exhibits that were previously filed with the Form 10-Q have been omitted).

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                           STONEPATH GROUP, INC.
                                   Condensed Consolidated Balance Sheets
                                                (Unaudited)

                                                                      September 30,            December 31,
                                                                           2003                    2002
                                                                     ---------------         ----------------
                           Assets
Current assets:
   Cash and cash equivalents                                        $     1,126,680        $       2,266,108
   Accounts receivable, net                                              42,934,264               21,799,983
   Other current assets                                                   1,515,620                1,002,695
                                                                    ---------------        -----------------

               Total current assets                                      45,576,564               25,068,786

Goodwill and acquired intangibles, net                                   34,373,863               25,353,705
Furniture and equipment, net                                              6,745,780                3,233,677
Other assets                                                              1,775,943                1,509,347
                                                                    ---------------        -----------------

                                                                    $    88,472,150        $      55,165,515
                                                                    ===============        =================

             Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit - bank                                            $    17,120,869        $               -
   Accounts payable                                                      17,154,318               12,873,703
   Accrued expenses                                                       4,864,416                2,981,375
   Earn-out payable                                                               -                3,879,856
   Capital lease obligation, current portion                                657,151                        -
                                                                    ---------------        -----------------


               Total current liabilities                                 39,796,754               19,734,934

Capital lease obligation, net of current portion                          1,297,760                        -
                                                                    ---------------        -----------------

               Total liabilities                                         41,094,514               19,734,934
                                                                    ---------------        -----------------

Minority interest in subsidiaries                                           876,203                        -
                                                                    ---------------        -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized;
      Series D, convertible, issued and outstanding: 325,125 and 360,745 shares at 2003 and 2002, respectively

      (Liquidation preference at September 30, 2003:                            325                      361

$19,507,500)
   Common stock, $.001 par value, 100,000,000 shares authorized;
       issued and outstanding: 29,989,628 and 23,453,414 shares at
       2003 and 2002, respectively                                           29,990                   23,453
   Additional paid-in capital                                           205,030,750              196,235,064
   Accumulated deficit                                                 (158,514,650)            (160,711,891)
   Deferred compensation                                                    (44,982)                (116,406)
                                                                    ---------------        -----------------

               Total stockholders' equity                                46,501,433               35,430,581
                                                                    ---------------        -----------------

                                                                    $    88,472,150        $      55,165,515
                                                                    ===============        =================

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three months ended September 30,   Nine months ended September 30,
                                              -------------------------------    --------------------------------
                                                  2003              2002             2003               2002
                                                Restated          Restated         Restated           Restated
                                              (See Note 2)      (See Note 2)     (See Note 2)       (See Note 2)
                                             -------------     -------------    --------------     -------------

Total revenue                                $  65,514,731     $  37,881,049    $  150,421,070     $  79,471,354
Cost of transportation                          46,858,613        25,884,973       105,476,214        54,269,968
                                             -------------     -------------    --------------     -------------

Net revenue                                     18,656,118        11,996,076        44,944,856        25,201,386

Personnel costs                                  9,143,082         5,595,409        22,709,180        12,715,352
Other selling, general
   and administrative costs                      5,816,699         3,755,204        16,177,892         9,941,520
Depreciation and amortization                      719,536           652,925         1,879,765         1,619,389
Litigation settlement and non-recurring
    costs                                          428,837                -          1,178,837                -
                                             -------------     -------------    --------------     -------------

Income from operations                           2,547,964         1,992,538         2,999,182           925,125

Other income (expense), net                       (215,391)           78,943          (131,264)          187,667
                                             -------------     -------------    --------------     -------------

Income from continuing operations
   before income taxes and minority interest     2,332,573         2,071,481         2,867,918         1,112,792
Income taxes                                       172,924            80,000           231,140            80,000
                                             -------------     -------------    --------------     -------------
Income from continuing operations before
    minority interest                            2,159,649         1,991,481         2,636,778         1,032,792
Minority interest                                   84,546                -             84,546                -
                                             -------------     -------------    --------------     -------------

Income from continuing operations                2,075,103         1,991,481         2,552,232         1,032,792

Loss from discontinued operations, net of tax            -                -           (354,991)               -
                                             -------------     -------------    --------------     -------------

Net income                                       2,075,103         1,991,481         2,197,241         1,032,792

Preferred stock dividends, net                          -         16,800,036                -         15,020,148
                                             -------------     -------------    --------------     -------------

Net income attributable
   to common stockholders                    $   2,075,103     $  18,791,517    $    2,197,241     $  16,052,940
                                             =============     =============    ==============     =============

Basic earnings (loss) per common share -
   Continuing operations(1)                  $        0.07     $        0.82    $         0.09     $        0.74
   Discontinued operations                               -                 -             (0.01)                -
                                             -------------     -------------    --------------     -------------

  Earnings per common share                  $        0.07     $        0.82    $         0.08     $        0.74
                                             =============     =============    ==============     =============

Diluted earnings (loss) per common
share -
   Continuing operations                     $        0.05     $        0.07    $         0.07     $        0.04
   Discontinued operations                               -                 -             (0.01)                -
                                             -------------     -------------    --------------     -------------

   Earnings per common share                 $        0.05     $        0.07    $         0.06     $        0.04
                                             =============     =============    ==============     =============


Basic weighted average shares outstanding       29,435,484        23,044,277        27,553,913        21,727,030
                                             =============     =============    ==============     =============

Diluted weighted average shares and
share equivalents outstanding                   39,918,712        28,374,323        36,788,338        28,704,801
                                             =============     =============    ==============     =============

     (1)   Includes effect of preferred stock dividends in 2002.

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine months ended September 30,
                                                                           ----------------------------------
                                                                                2003               2002
                                                                           ----------------    --------------
Cash flow from operating activities:
Net income                                                                $      2,197,241    $    1,032,792
Adjustments to reconcile net income to net cash used in operating activities:
      Minority interest in net income of subsidiaries                               84,546                 -
      Depreciation and amortization                                              1,879,765         1,619,389
      Stock-based compensation                                                      71,424            74,617
      Issuance of common stock in litigation settlement                            350,000                 -
      Discontinued operations - issuance of common stock to                        135,000                 -
      consultant
      Loss on disposal of furniture and equipment                                        -             4,560
Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                      (17,888,785)       (4,282,513)
      Other assets                                                                (730,370)         (127,394)
      Accounts payable and accrued expenses                                      2,882,398        (2,471,152)
                                                                          ----------------    --------------

            Net cash used in operating activities                              (11,018,781)       (4,149,701)
                                                                          ----------------    --------------

Cash flows from investing activities:
      Acquisitions of businesses, net of cash acquired                          (7,741,378)      (10,065,984)
      Purchases of furniture and equipment                                      (3,856,180)       (1,012,024)
      Loans made                                                                  (130,000)         (350,000)
      Payment of earn-out                                                       (3,476,856)                -
      Discontinued operations - investing activities                                     -           115,000
                                                                          ----------------    --------------

            Net cash used in investing activities                              (15,204,414)      (11,313,008)
                                                                          ----------------    --------------

Cash flows from financing activities:
      Issuance of common stock in private placement, net of costs                5,632,468                 -
      Net proceeds from line of credit - bank                                   17,120,869                 -
      Proceeds from financing of equipment                                       2,049,638                 -
      Principal payments on capital lease                                          (94,727)                -
      Proceeds from issuance of common stock upon exercise of                      293,701           367,683
      options and warrants
      Sale of minority interest in subsidiary                                       81,818                 -
                                                                          ----------------    --------------

            Net cash provided by financing activities                           25,083,767           367,683
                                                                          ----------------    --------------

            Net decrease in cash and cash equivalents                           (1,139,428)      (15,095,026)

Cash and cash equivalents at beginning of year                                   2,266,108        15,227,830
                                                                          ----------------    --------------

Cash and cash equivalents at end of period                                $      1,126,680    $      132,804
                                                                          ================    ==============

Supplemental disclosure of non-cash investing activities
     Issuance of common stock in connection with acquisitions             $      1,912,468    $            -
     Issuance of common stock in connection with payment of earn-out               443,300                 -
     Accrual for payment of acquisitions of net assets of G-Link to
        be settled in common stock                                               1,516,220                 -
     Issuance of common stock on conversion of Series D Convertible
        Preferred Stock                                                                356                 -
     Transfer of equipment in satisfaction of interim financing                    703,000                 -
     Issuance of common stock in satisfaction of liabilities                       155,250                 -
     Private placement costs incurred in prior period                              120,000


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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

(2)      Restatement of Previously Reported Consolidated Financial Statements

In August 2003, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2002 and the first two quarters of 2003. That restatement related to (i) allocating more value to the customer relationship intangible assets for the Company's acquisitions and (ii) revising the amortization method and life used for such assets. The amounts appearing in the accompanying consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2002 reflect the effect of that restatement and are considered "previously reported" for purposes of this Form 10-Q/A.

During the third week of December 2003, and in the course of conducting a regularly scheduled review of internal controls and centralization of the financial reporting process, the Company discovered an error in the legacy accounting process of its International Services division. Due to the error in the legacy accounting process, the division failed to eliminate in the consolidation process certain intercompany transactions between Stonepath Logistics International Services, Inc. (formerly known as "Global Transportation Systems, Inc.") and Global Container Line, Inc., its wholly-owned subsidiary which operates as a non-vessel operating common carrier. This resulted in an overstatement of revenues and a corresponding overstatement of the cost of transportation, with no resulting impact on net revenues, EBITDA or net income. The Company has determined that this error had been embedded in the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002. The effects of this restatement on previously reported consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 are summarized below.

                                         Three months ended September 30,    Three months ended September 30,
                                                       2003                                2002
                                         --------------------------------    -------------------------------
                                               As                                  As
                                           Previously            As            Previously            As
                                            Reported          Restated          Reported          Restated
                                         --------------    -------------     --------------    -------------
Selected Statement of Operations
Data:
   Total revenue                        $   77,343,013    $  65,514,731     $   43,860,010    $  37,881,049
   Cost of transportation                   58,686,895       46,858,613         31,863,934       25,884,973



                                         Nine months ended September 30,     Nine months ended September 30,
                                                      2003                                2002
                                         -------------------------------     -------------------------------
                                               As                                  As
                                           Previously            As            Previously            As
                                            Reported          Restated          Reported          Restated
                                         --------------    -------------     --------------    -------------

Selected Statement of Operations
Data:
   Total revenue                        $  177,115,389    $ 150,421,070     $   89,615,173    $  79,471,354
   Cost of transportation                  132,170,533      105,476,214         64,413,787       54,269,968

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

                    Furniture and equipment               $      50
                    Other intangible assets                   1,513
                    Goodwill                                  3,281
                                                          ---------
                      Total assets acquired               $   4,844
                                                          =========

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

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



            Current assets                          $    4,095
            Furniture and equipment                         81
            Other intangible assets                      1,770
            Goodwill                                     2,263
                                                    ----------
                  Total assets acquired                  8,209

            Current liabilities assumed                (1,810)

            Minority interest                            (710)
                                                    ----------

                  Net assets acquired               $    5,689
                                                    ==========



The following unaudited pro forma information is presented as if the acquisitions of Regroup and G-Link had occurred on January 1, 2002:

                                             Three months ended                      Nine months ended
                                                September 30,                          September 30,
                                       --------------------------------        -------------------------------
                                           2003              2002                  2003             2002
                                         Restated          Restated              Restated         Restated
                                       --------------    --------------        -------------    --------------

Revenue                               $       67,788    $       46,235        $     170,656    $       98,729
Income from continuing

     Operations                                1,956             2,375                3,261             1,675
Net income                                     1,956             2,375                2,906             1,675
Earnings per share:
     Basic                            $         0.06    $         0.10        $        0.10    $         0.07
     Diluted                          $         0.05    $         0.08        $        0.08    $         0.06

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

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

                                                        Three months ended September       Nine months ended September
                                                                    30,                                30,
                                                       -------------------------------    ------------------------------
                                                           2003              2002             2003             2002
                                                       --------------    -------------    --------------   -------------
Net income attributable to common stockholders:
As reported                                           $    2,075,103    $  18,791,517    $    2,197,241   $  16,052,940
Add: stock-based employee compensation expense
   included in reported net income                            22,618           24,246            67,853          72,528
Deduct: total stock-based compensation expense
   determined  under fair value  method for all awards       384,639          600,098         1,566,863         997,455
                                                      --------------    -------------    --------------   -------------

Proforma net income attributable to
   common stockholders                                $    1,713,082    $  18,215,665    $      698,231   $  15,128,013
                                                      ==============    =============    ==============   =============

Basic earnings per common share:
   As reported                                        $         0.07    $        0.82    $         0.08   $        0.74
   Pro forma                                                    0.06             0.79              0.03            0.70

Diluted earnings per common share:
   As reported                                        $         0.05    $        0.07    $         0.06   $        0.04
   Pro forma                                                    0.05             0.05              0.02               -

(5)      Revolving Credit Facility

The Company has a $20,000,000 revolving credit facility (the "Facility") collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility was increased in September 2003 from $15,000,000 to provide for additional flexibility for the Company's acquisition strategy and on-going working capital requirements. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. The Company expects that the cash flow from operations of the subsidiaries will be sufficient to support the corporate overhead of the Company and some portion of the contingent earn-out payments and other cash requirements associated with the acquisitions. Therefore, the Company anticipates that the primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

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

(6)      Commitments and Contingencies

On May 6, 2003, the Company settled litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although it was believed that the plaintiffs' claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, paid $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying unaudited consolidated statement of operations for the nine-months ended September 30, 2003.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

                                                           Three months ended September 30, 2003
                                               --------------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                      Restated
                                                 Services          Services         Corporate         Total
                                               ------------     --------------     -----------     ----------

Revenue from external customers               $     39,907     $       25,608     $         -     $   65,515
Intersegment revenue                                     7                 41               -             48
Income (loss) from operations                          370              2,607            (429)         2,548


                                                           Three months ended September 30, 2002
                                               --------------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                      Restated
                                                 Services          Services         Corporate         Total
                                               ------------     --------------     -----------     ----------


Revenue from external customers               $     21,616     $       16,265     $         -     $   37,881
Intersegment revenue                                     -                  -                             -
Income (loss) from operations                        1,080                912               -          1,992


                                                         Nine months ended September 30, 2003
                                               --------------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                      Restated
                                                 Services          Services         Corporate         Total
                                               ------------     --------------     -----------     ----------


Revenue from external customers               $     87,742     $       62,679     $         -     $  150,421
Intersegment revenue                                    47                 98               -            145
Income (loss) from operations                          465              3,713          (1,179)         2,999

Assets                                              49,039             29,005          10,428         88,472
Goodwill and acquired intangibles, net              23,811             10,563               -         37,374


                                                           Nine months ended September 30, 2002
                                               --------------------------------------------------------------
                                                                   Restated
                                                 Domestic        International                      Restated
                                                 Services          Services         Corporate         Total
                                               ------------     --------------     -----------     ----------


Revenue from external customers               $     50,933     $       28,538     $         -     $   79,471
Intersegment revenue                                     -                  -               -              -
Income (loss) from operations                          (29)               954               -            925
Assets                                              33,720             11,631             904         46,255
Goodwill and acquired intangibles, net              16,698              4,779               -         21,477

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                      Three months ended September 30,   Nine months ended September 30,
                                      -------------------------------    ------------------------------
                                         2003              2002             2003             2002
                                       Restated          Restated         Restated         Restated
                                      ------------    ---------------    ------------    -------------
     Total revenue:

        United States                $     64,063    $        37,881    $    147,966    $      79,471
        Asia                                1,452                  -           2,455                -
                                     ------------    ---------------    ------------    -------------


           Total                     $     65,515    $        37,881    $    150,421    $      79,471
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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                Explanatory Note

This Form 10-Q/A is being filed to restate our unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and to make certain conforming changes to the narrative disclosures within "Management's Discussion and Analysis of Financial Condition and Results of Operations." The restatement is to correct an overstatement of total revenue and cost of transportation, in like amounts, previously reported by our International Services division, with no resulting impact on our consolidated net revenue, EBITDA or net income. A description of the restatement can be found under Footnote 2 to our unaudited consolidated financial statements. The "Financial Outlook" section within Item 2 of our Form 10-Q has been omitted as it has been superceded by subsequent guidance provided by us. Part II of the Form 10-Q has been subject to no modification as of and for the periods reflected. Except as otherwise specifically noted, all information contained herein is as of September 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date. This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that certain exhibits that were previously filed with the Form 10-Q have been omitted).

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

Results of Operations

         Quarter ended September 30, 2003 compared to quarter ended September 30, 2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                                   Quarter ended September 30,
                                                        ---------------------------------------------------
                                                             2003              2002             Percent
                                                           Restated          Restated           Change
                                                        ---------------    -------------     --------------
          Total revenue                                         $65,515          $37,881              72.9%
                                                        ===============    =============


          Transportation revenue                                $60,245          $34,534              74.5%
          Cost of transportation                                 46,859           25,885              81.0%
                                                        ---------------    -------------

          Net transportation revenue                             13,386            8,649              54.8%
                      Net transportation margins                  22.2%            25.0%

          Customs brokerage                                       3,252            2,204              47.6%
          Warehousing and other
               value added services                               2,018            1,143              76.5%
                                                        ---------------    -------------
                               Total net revenue                $18,656          $11,996              55.5%
                                                        ===============    =============

         Total revenue was $65.5 million in the third quarter of 2003, an increase of $27.6 million or 72.9% over total revenue of $37.9 million in the third quarter of 2002. For the third quarter of 2003, $14.2 million, or 51.4%, of the increase in revenues was contributed by the Domestic Services platform while $13.4 million, or 48.6%, of the increase was contributed by the International Services platform. On a same store basis in the third quarter of 2003, the Domestic Services platform delivered $9.7 million, or 44.9% growth over the third quarter of 2002 and the International Services platform delivered $6.6 million, or 40.8% growth over the third quarter of 2002. For the third quarter of 2003, the acquisitions of Regroup Express LLC ("Regroup"), Customs Services International, Inc. ("CSI") and the Singapore and Cambodian based operations of the G-Link Group ("G-Link") contributed total revenue of $11.3 million.

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

         The following table compares certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                           Quarter ended September 30,
                                                  -------------------------------------------------------------------------------
                                                           2003                     2002                       Change
                                                  ------------------------  ----------------------  -----------------------------
                                                     Amount       Percent      Amount      Percent         Amount      Percent

Net revenue                                         $18,656        100.0%     $11,996       100.0%         $6,660        55.5%
Personnel costs                                       9,143         49.0%       5,595        46.6%          3,548        63.4%
Other selling, general and administrative             5,817         31.2%       3,755        31.3%          2,062        54.9%
Depreciation and amortization                           719          3.9%         653         5.4%             66        10.1%
Litigation settlement and non-recurring costs           429          2.3%           -         0.0%            429           NM
                                                  ---------     ---------   ---------    ---------     ----------
Income from operations                                2,548         13.7%       1,993        16.6%            555        27.9%
Other income (expense), net                            (215)        (1.2%)         79         0.7%           (294)     (372.2%)
                                                  ---------     ---------   ---------    ---------     ----------
Income from continuing operations before income       2,333         12.5%       2,072        17.3%            261        12.6%
    taxes and minority interest
Income taxes                                            173          0.9%          80         0.7%             93       116.3%
                                                  ---------     ---------   ---------    ---------     ----------
Income from continuing operations before              2,160         11.6%       1,992        16.6%            168         8.4%
    minority interest
Minority interest                                        85          0.5%          --         0.0%             85           NM
                                                  ---------     ---------   ---------    ---------     ----------
Income from continuing operations                     2,075         11.1%       1,992        16.6%             83         4.2%
Loss from discontinued operations, net of tax            --          0.0%          --         0.0%             --           --
                                                  ---------     ---------   ---------    ---------     ----------
Net income                                            2,075         11.1%       1,992        16.6%             83         4.2%
Preferred stock dividends, net                           --          0.0%      16,800       140.0%        (16,800)     (100.0%)
                                                  ---------     ---------   ---------    ---------     ----------
Net income attributable to common stockholders       $2,075         11.1%     $18,792       156.6%       $(16,717)      (89.0%)
                                                  =========     =========   =========    =========     ==========

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

         Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

         The following table compares our historical total revenue, net transportation revenue and other revenue (in thousands):

                                                                    Nine months ended September 30,
                                                            ------------------------------------------------
                                                                2003            2002             Percent
                                                              Restated        Restated           Change
                                                            -------------    ------------     --------------
          Total revenue                                         $150,421         $79,471              89.3%
                                                             ===========     ===========

          Transportation revenue                                $138,608         $73,128              89.5%
          Cost of transportation                                 105,476          54,270              94.4%
                                                             -----------     -----------

          Net transportation revenue                              33,132          18,858              75.7%
                      Net transportation margins                   23.9%           25.8%


          Customs brokerage                                        7,294           3,952              84.6%
          Warehousing and other
               value added services                                4,519           2,391              89.0%

                                                             -----------     -----------
                               Total net revenue                 $44,945         $25,201              78.3%
                                                             ===========     ===========


         Total revenue was $150.4 million in the first nine months of 2003, an increase of $70.9 million or 89.3% over total revenue of $79.5 million in the first nine months of 2002. For the first nine months of 2003, $36.8 million, or 51.9%, of the increase in revenues was contributed by the Domestic Services platform while $34.1 million, or 48.1%, of the increase was contributed by the International Services platform. Excluding revenues from the operations we acquired during 2002 and 2003, for the first nine months of 2003, the Domestic Services platform delivered $18.6 million of incremental revenues, or 41.6% growth over the first nine months of 2002. Revenues attributable to operations that were acquired either in 2002 or 2003 were $52.3 million.

         Net transportation revenue was $33.1 million in the first nine months of 2003, an increase of $14.3 million or 75.7% over net transportation revenue of $18.8 million in the first nine months of 2002. For the first nine months of 2003, $9.5 million, or 66.4% of the increase in net transportation revenues was attributed to growth in the Domestic Services platform while $4.8 million, or 33.6% of the increase was attributed to growth in the International Services platform. Net transportation margins decreased to 23.9% for the first nine months of 2003 from 25.8% for the first nine months of 2002. This decrease in historical transportation margins is primarily the result of the additional relative contribution of our International Services platform which traditionally generates lower transportation margins.


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

         The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                                          Nine months ended September 30,
                                                  ---------------------------------------------------------------------------------
                                                           2003                       2002
                                                                                                                 Change
                                                  ------------------------  -------------------------- ----------------------------
                                                     Amount       Percent         Amount       Percent       Amount      Percent

Net revenue                                         $44,945        100.0%        $25,201        100.0%      $19,744        78.3%
Personnel costs                                      22,709         50.5%         12,715         50.5%        9,994        78.6%
Other selling, general and administrative costs      16,178         36.0%          9,942         39.4%        6,236        62.7%
Depreciation and amortization                         1,880          4.2%          1,619          6.4%          261        16.1%
Litigation settlement and non-recurring costs         1,179          2.6%             --          0.0%        1,179           NM
                                                  ---------    ---------      ----------    ---------    ----------
Income from operations                                2,999          6.7%            925          3.7%        2,074       224.2%
Other income (expense), net                            (131)        (0.3%)           188          0.7%         (319)     (169.9%)
                                                  ---------    ---------      ----------    ---------    ----------
Income from continuing operations before income       2,868          6.4%          1,113          4.4%        1,755       157.7%
    taxes and minority interest
Income taxes                                            231          0.5%             80          0.3%          151       188.9%
                                                  ---------    ---------      ----------    ---------    ----------
Income from continuing operations before              2,637          5.9%          1,033          4.1%        1,604       155.3%
    minority interest
Minority interest                                        85          0.2%             --          0.0%           85           NM
                                                  ---------    ---------      ----------    ---------    ----------
Income from continuing operations                     2,552          5.7%          1,033          4.1%        1,519       147.1%
Loss from discontinued operations, net of tax          (355)        (0.8%)            --          0.0%         (355)          NM
                                                  ---------    ---------      ----------    ---------    ----------
Net income                                            2,197          4.9%          1,033          4.1%        1,164       112.7%
Preferred stock dividends, net                           --          0.0%         15,020         59.6%      (15,020)     (100.0%)
                                                  ---------    ---------      ----------    ---------    ----------
Net income attributable to common stockholders       $2,197          4.9%        $16,053         63.7%     $(13,856)      (86.3%)
                                                  =========    =========      ==========    =========    ==========

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

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs. Although a portion of this NOL may be subject to certain limitations, the Company expects it will be able to use approximately $21.7 million of the NOL to offset current and future federal taxable income. As a result, the Company is currently only subject to certain state and local taxes.

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

         Loss from discontinued operations totaled approximately $0.4 million and included $0.2 million recorded in connection with a property previously used in the Company's former internet business and $0.1 million related to a settlement with a consultant to the Company's former internet business which the Company satisfied through the issuance of 50,000 shares of Company common stock

         The Company had no preferred stock dividends in the first nine months of 2003 as compared to a net non-cash benefit of $15.0 million associated with the restructuring of our Series C Preferred Stock in the first nine months of 2002 . See Note 7 to the unaudited consolidated financial statements.

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

                             For the three months     For the nine months ended
                           ended September 30, 2003      September 30, 2003
                                   Restated

         Domestic                   44.9%                       41.6%
         International              40.8%                        N/A


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

         Net cash used in investing activities during the first nine months 2003 was $15.2 million compared to $11.3 million in the first nine months of 2002. Investing activities in 2003 were driven principally by $7.7 million related to our acquisitions of Regroup, CSI and G-Link, approximately $3.5 million in earn-out payments made in relation to 2002 performance targets in connection with prior acquisitions and $3.9 million for the purchase of furniture and equipment primarily related to the roll-out of Tech-LogisTM, the Company's new web-based technology platform.

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

         On April 4, 2002, we acquired SLIS a Seattle-based privately-held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments in installments of $0.7 million in 2003, $1.0 million in 2004 through 2007 and $0.3 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other earn-out year exceeds the $2.0 million level. The Company has also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("SLIS' tier-two earn-out"). Under SLIS' tier-two earn-out, former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period in order for the former SLIS shareholders to receive the full $7.0 million in contingent earn-out payments. Based upon 2002 performance, former SLIS shareholders received $0.7 million on April 1, 2003, and have excess earnings of $2.3 million as a carryforward against future earnings targets.

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


         The following table summarizes our contingent base earn-out payments for our completed transactions, assuming full payout (in thousands)(1)(2)(3):

                                                                  Stonepath Group, Inc.
                                                             Schedule of Contingent Earn-Out
                                                                        Payments

                                           2004           2005             2006            2007           2008            Total
                                        -----------    ------------    -------------    ------------   ------------   --------------
Earn-out Payments
Domestic(4)                            $   6,540.0    $    9,040.0    $     8,050.0    $    2,500.0   $    2,500.0   $     28,630.0
International                              1,463.0         2,097.0          2,097.0         2,469.0          735.0          8,861.0
                                       -----------    ------------    -------------    ------------   ------------   --------------
Total Earn-Out Payments                $   8,003.0    $   11,137.0    $    10,147.0    $    4,969.0   $    3,235.0   $     37,491.0
                                       ===========    ============    =============    ============   ============   ==============

Prior Year Pre-Tax Earnings Targets (5)

Domestic                               $   8,806.0    $   12,306.0    $    12,306.0    $    3,500.0   $    3,500.0   $     40,418.0
International                              3,060.0         4,553.0          4,553.0         5,609.0          947.0         18,722.0
                                       -----------    ------------    -------------    ------------   ------------   --------------
Total Pre-tax Earnings Targets         $  11,866.0    $   16,859.0    $    16,859.0    $    9,109.0   $    4,447.0   $     59,140.0
                                       ===========    ============    =============    ============   ============   ==============

Earn-Outs as a Percentage of Pre-Tax Earnings Targets

Domestic                                     74.3%           73.5%            65.4%           71.4%          71.4%            70.8%
International                                47.8%           46.1%            46.1%           44.0%          77.6%            47.3%
Combined                                     67.4%           66.1%            60.2%           54.6%          72.7%            63.4%

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

         Notwithstanding the settlement, the Company remains subject to one remaining material legal proceeding that arose prior to our transition to a logistics business. That proceeding is identified in Item 1 of Part II of this Quarterly Report on Form 10-Q/A. Although we believe that the claims asserted in the proceeding are without merit, and we intend to vigorously defend this matter, there is the possibility that the Company could incur material expenses in the defense and resolution of this matter.

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

         A significant customer of the Regroup business has, according to public statements, recently defaulted upon its secured lending arrangements and has publicly threatened bankruptcy proceedings. To the extent this customer enters bankruptcy, we could incur possible earnings for some portion or all of our outstanding receivables from this customer, which as of November 10, 2003 were approximately $1.0 million. It is currently premature to speculate on the actions that may be taken by this customer, and the impact those actions may have on us. We are actively monitoring the situation. The cash flow impact of any such charges, however, may be mitigated under our earn-out arrangements with Regroup.

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

Name                                                                       Shares of Common Stock
----                                                                       ----------------------
A.C. Israel Enterprises, Inc.                                                             150,000
A. Spector Capital, LLC                                                                   100,000
Atlas Capital (Q.P.), L.P.                                                                 47,125
Atlas Capital Master Fund, L.P.                                                           141,375
Boston Partners Asset                                                                     750,000
   Management, L.P.
Chilton Small Cap Partners, LP                                                            131,976
   c/o Chilton Investment Company, Inc.
Chilton Small Cap International, LP                                                       268,024
   c/o Chilton Investment Company, Inc.
Crestview Capital Fund II, L.P.                                                           100,000
The Frost National Bank, F/b/o Renaissance US Growth Investment                            75,000
   Trust PLC Trust No. W00740100
The Frost National Bank, F/b/o Renaissance Capital Growth &                                75,000
   Income Fund III, Inc.; Trust No. W00740000
Gryphon Master Fund, LP                                                                   100,000
HSBC Global Custody, Nominee (U.K.) Limited, Designation                                  150,000
   No. 896414
MicroCapital Fund, LP                                                                     100,000
Peter A Massaniso                                                                          50,000
Porter Partners, LP                                                                       100,000
Pequot Scout Fund, LP c/o Pequot Capital Management, Inc.                                 125,000
Pequot Navigator Onshore Fund, LP c/o Pequot Capital                                      125,000
   Management, Inc.
Sherleigh Associates, Inc.                                                                700,000
   Profit Sharing Plan, Jack Silver Trustee
Smith Barney Investment Funds, Inc., Smith Barney Small Cap                               850,000
   Value Fund
Southwell Partners, L.P.                                                                1,300,000
Weiss, Peck & Greer Investments, a division of Robeco USA, L.L.C.                         342,400
Westpark Capital, LP                                                                       45,000
WPG Tudor Fund                                                                            157,600
                                                                                      -----------

TOTAL                                                                                   5,983,500
                                                                                      ===========

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

Name                                                                        Shares of Common Stock
----                                                                        ----------------------
Sherleigh Associates, Inc. Profit Sharing Plan                                             12,478
George C. Clairmont 5-8-51 Trust                                                            1,872
Ingleside Company                                                                           6,240
BFS US Special Opportunities Trust PLC                                                     12,478
Renaissance US Growth Investment Trust PLC                                                  6,240
Renaissance Capital Growth & Income Fund III, Inc.                                          6,240
                                                                                      -----------

TOTAL                                                                                      45,548
                                                                                      ===========

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits 4.27, 4.28 and 4.29 were included within the Form 10-Q filed with the SEC on November 17, 2003 and have been omitted from this filing as they are subject to no modification. Exhibits 31.1, 31.2, 32.1 and 32.2 are included herein:


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


                                           STONEPATH GROUP, INC.



Date:  January 16, 2004                    /s/ Dennis L. Pelino
                                           -------------------------------------
                                           Dennis L. Pelino
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors




Date:  January 16, 2004                    /s/ Bohn H. Crain
                                           -------------------------------------
                                           Bohn H. Crain
                                           Chief Financial Officer and Treasurer





Date:  January 16, 2004                    /s/ Thomas L. Scully
                                           -------------------------------------
                                           Thomas L. Scully
                                           Vice President and Controller and
                                           Principal Accounting Officer