Form 10-K
period 2003-12-31
STONEPATH GROUP INC
filed 2004-03-15
CIK 1093546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-16105

STONEPATH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0867684 (I.R.S. Employer Identification No.)

1600 Market Street, Suite 1515, Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)

Registrant's telephone number, including area code: (215) 979-8370

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, par value $.001 per share	Name of each exchange on which registered: American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        YES         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES	NO

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2003 was $77,150,684 based upon the closing sale price of the Registrant's common stock on the American Stock Exchange of $2.72 on such date. See Footnote (1) below.

The number of shares outstanding of the Registrant's common stock as of March 1, 2004 was 39,004,242.

Documents Incorporated by Reference: None

Index to Exhibits appears at page 48 of this Report

(1)	The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

STONEPATH GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

i

Back to Contents

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to Our Business” and the risks discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Business

Overview

We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform which manages and arranges the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We also offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core services, we provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, Puerto Rico and ten locations in Asia, as well as an extensive network of independent carriers and service partners strategically located throughout the world.

Our objective is to build a leading global logistics services organization that integrates established logistics companies with innovative technologies. To that end, we are extending our network through a combination of synergistic acquisitions and the organic expansion of our existing operations.

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

As we integrate these companies, we intend to create additional stockholder value by: (1) improving productivity by adopting enhanced technologies and business processes; (2) improving transportation margins by leveraging our growing purchasing power; and (3) enhancing the opportunity for organic growth by cross-selling and offering expanded services.

Our strategy is designed to take advantage of shifting market dynamics. The third-party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, we believe the industry is positioned for further consolidation since it remains highly fragmented, and since customers are demanding the types of sophisticated and broad reaching services that can more effectively be handled by larger and more diverse organizations.

Through March 1, 2004, we have completed the acquisition of 16 logistics companies. The initial phase of our acquisition strategy was to develop a U.S.-based platform of service offerings. We accomplished this through the acquisition of M.G.R., Inc. (d/b/a “Air Plus”) on October 5, 2001 and Global Transportation Services, Inc. (“Global”) on April 4, 2002. Founded in 1990, Air Plus is a leading time-definite logistics company providing a full range of domestic transportation and distribution solutions including warehousing and order fulfillment. Air Plus services a customer base of manufacturers, distributors and national retail chains through its network of offices in North America and an extensive network of over 200 agents. Founded in 1985, Global provides a full range of international transportation and logistics solutions to a customer base of manufacturers and national retail chains. Global also provides customs brokerage, ocean forwarding, NVOCC services, consolidation and deconsolidation services, air import and export services and warehousing and distribution services.

Back to Contents

The next phase of our acquisition strategy was to supplement the organic growth of our organization through targeted “add-on” acquisitions that were intended to fill a strategic industry niche and offer complementary services to our existing customer base. We accomplished this by acquiring United American Freight Services, Inc. (“United American”) on May 30, 2002, Transport Specialists, Inc. (“TSI”) on October 1, 2002, Transportation Rail Warehousing Logistics, Inc. (“TRWL”) on January 31, 2003, Regroup Express LLC (“Regroup”) on June 20, 2003 and Customs Services International, Inc. (“CSI”) on July 16, 2003. United American, based in the Detroit, Michigan area, provides us with a division that supports the automotive industry, while both TSI and Regroup, based in Northern Virginia, and TRWL, based in Portland, Maine, service government agencies and the defense sector. CSI provides a full range of international freight forwarding and customs brokerage services out of its offices in Miami, Florida and El Paso, Texas, with a focus on Latin America, Europe and Asia.

Most recently, we completed a series of acquisitions that increased our presence in Asia with the goal of building Stonepath into a leading worldwide integrated logistics service organization. On August 8, 2003, we acquired a controlling interest in the Singapore and Cambodia based operations of the G-Link Group of companies, a regional logistics business headquartered in Singapore, with offices throughout Southeast Asia. We then acquired three Malaysian based offices of G-Link in December 2003. During December 2003, we also acquired controlling interests in East Ocean Logistics Ltd., a Hong Kong based company that specializes in international ocean freight services, Planet Logistics Pte. Ltd., a Singapore based company that focuses on international and intra-Asia air cargo services, and Group Logistics Pte. Ltd., a start-up providing air cargo services in Shanghai, PRC. On February 9, 2004, we increased our presence in Shanghai by acquiring a majority interest in Shaanxi Sunshine Cargo Services International Company, Ltd. (“Shaanxi”), a Class A licensed freight forwarder headquartered in Shanghai that has been operated by founder and President Andy Tsai since 1993. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution services, shipping services and special freight handling.

We have identified a number of additional companies that may be suitable acquisition candidates and we are in preliminary discussions with a select number of them.

There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to acquire and profitably manage additional businesses, our current reliance on a small number of key customers, the risks inherent in international operations, and the intense competition in our industry for customers and for the acquisition of additional businesses. For a more detailed discussion of these risks, see the section of this Item 1 entitled “Risks Particular to our Business.”

Industry Overview

As business requirements for efficient and cost-effective distribution services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, reduce order and cash-to-cash cycle lengths, perform manufacturing and assembly operations in lowest cost locations and distribute their products throughout global markets, often requiring expedited or time-definite shipment services. Furthermore, customers increasingly cite an efficient supply chain as a critical element in improving their financial performance. To remain competitive, successful companies need to not only achieve success in their core businesses, they must execute quickly and accurately.

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

We believe we can differentiate ourselves by focusing on time-definite supply chain solutions with capabilities across virtually every mode of transportation, as well as combining these services with other value-added logistics services, including pick-and-pack services, merge-in-transit, inventory management, Web-based order management, warehousing, reverse logistics, dedicated trucking and regional and local distribution. We also believe that we have a competitive advantage resulting from our extensive knowledge of logistics markets, information systems, the experience of our logistics managers and the market information we possess from our diverse customer base.

Back to Contents

Market penetration of third-party logistics providers (“3PLs”) is still relatively low. According to industry sources, total gross expenditures managed by third-party logistics services in the United States was approximately $65 billion in 2002, representing about 7% of the $910 billion in estimated domestic business logistics systems costs. For 2002, domestic non-asset based transportation management was estimated to have grown $19.5 billion, or 11.4% as compared to 2001.

Barring the risk of international crisis and armed conflicts, we believe that the third-party logistics industry in general, and that time-definite distribution in particular, is poised for continued growth. The growth in the use of third-party logistics services is being driven by a number of factors, including:

•	Outsourcing of Non-Core Activities. Companies are increasingly outsourcing freight forwarding, warehousing and other supply chain activities to allow them to focus on their core competencies. From managing purchase orders to the timely delivery of products, companies turn to 3PLs to manage these functions at a lower cost and more efficiently.

•	Globalization of Trade. As barriers to international trade are reduced or eliminated, companies are increasingly sourcing their parts, supplies and raw materials from the most cost competitive suppliers throughout the world. This places a greater emphasis on international freight management and just-in-time delivery. Outsourcing of manufacturing functions to, or locating company-owned manufacturing facilities in, low cost areas of the world also results in increased volumes of world trade.

•	Increased Need for Time-Definite Delivery. The need for just-in-time and other time-definite delivery has increased as a result of the globalization of manufacturing, greater implementation of demand-driven supply chains, the shortening of product cycles and the increasing value of individual shipments. Many businesses recognize that increased spending on time-definite supply chain management services can decrease overall manufacturing and distribution costs, reduce capital requirements and allow them to manage their working capital more efficiently by reducing inventory levels and inventory loss.

•	Consolidation of Logistics Function. As companies try to develop “partnering” relationships with fewer suppliers, they are consolidating the number of freight forwarders and supply chain management providers they use. This trend places greater pressure on regional or local freight forwarders and supply chain management providers to grow or become aligned with a global network. Larger freight forwarders and supply chain management providers benefit from economies of scale which enable them to negotiate reduced transportation rates with the carriers actually providing the transportation services and to allocate their overhead over a larger volume of transactions. Globally-integrated freight forwarders and supply chain management providers are better situated to provide a full complement of services, including pick-up and delivery, shipment via air, sea and/or ground transport, warehousing and distribution, and customs brokerage.

•	Increased Significance of Technology. Advances in technology are placing a premium on decreased transaction times and increased business-to-business activity. Companies have recognized the benefits of being able to transact business electronically. Accordingly, businesses increasingly are seeking the assistance of supply chain service providers with sophisticated information technology systems which facilitate real-time transaction processing and Web-based shipment monitoring.

According to a survey led by Dr. C. John Langley, Georgia Institute of Technology, third-party logistics use among North American companies remained strong in 2003, with 78% of North American companies reporting that they outsource a portion of their logistics needs to logistics service providers or 3PLs. Among companies surveyed in Western Europe, 79% of respondents indicated they use 3PL services, and in the Asia-Pacific region, more than half (58%) currently outsource.

We expect the strategic role of information technology and the demand for real-time information such as inventory visibility and order status updates to have a positive impact on our business. The 2003 Langley survey supports our contention that IT-based services and capabilities are among the key expectations with customers of logistics service providers. The top five outsourced logistics services and IT support functions were: warehouse/distribution center management (77%); Web-enabled communications (64%); transportation management (64%); shipment tracking/event management (62%); and export/import/freight-forwarding/customs clearance (61%).

Back to Contents

The growing emphasis on just-in-time inventory control processes has added to the complexity and need for time-definite and other value added supply-chain services. We believe that we can continue to differentiate ourselves by combining our time-definite transportation solutions with other complementary supply chain solutions. We expect to benefit from the intense corporate focus on lower-cost services, which will positively impact those providers who have the ability to leverage relationships with numerous carriers and shippers. We also believe that we are well positioned to take advantage of the growing trend toward international freight services and time-definite domestic ground services, both of which have increased in demand during the most recent economic cycle.

Our Strategic Objectives

Our Business Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions on a global scale. We plan to achieve this goal through a combination of growth through acquisition and continued organic growth. We intend to carry out the following strategies:

•	Enter New and Expand Existing Markets through Acquisitions. We are pursuing an aggressive acquisition strategy to enhance our position in our current markets and to acquire operations in new markets. We anticipate expanding into new and existing markets by acquiring well-established logistics organizations that are leaders in their regional markets. In particular, we intend to focus our acquisition strategy on candidates that have historic levels of profitability, a proven record of delivering superior time-definite distribution and other value added services, an established customer base of large and mid-sized companies and opportunities for significant growth within strategic segments of our business.

•	Continue Organic Growth. A key component of our strategy is to continue the organic growth of our existing business as well as the business of the companies we acquire. We expect that we can continue to fuel internal growth by cross-selling our domestic and international capabilities to our existing customer base and deploying supply chain technologies that will drive new customer acquisitions.

•	Development of Identity. We are also developing the “Stonepath Logistics” brand and intend to leverage our broader set of capabilities with the goal of capturing business opportunities which would not normally be available to a regionally-oriented logistics company.

Our Acquisition Strategy

We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity.

We will continue to expand our Domestic and International Services platforms in the United States through a number of “add-on” acquisitions of other companies with complementary geographical and logistics service offerings. These “add-on” acquisitions are generally expected to have pre-tax operating earnings of $1.0 million to $3.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets by larger public companies or to independently attempt their own public offerings. In addition, we will continue to pursue “platform” acquisitions to expand in targeted markets in Asia, South America and Europe which will further enable our global supply-chain execution capabilities and improve our overall profitability. We believe that our combined domestic and international capabilities will provide a significant competitive advantage in the marketplace.

A “platform” acquisition is defined by us as one that creates a significant new capability for the Company, or entry into a new global geography. When completing a platform acquisition, we would expect to retain the management as well as the operating, sales and technical personnel of the acquired company to maintain continuity of operations and customer service. The objective would be to increase an acquired company's revenues and improve its profitability by implementing our operating strategies for internal growth.

An “add-on” acquisition, on the other hand, will more likely be regional in nature, will be smaller than a platform acquisition and will enable us to offer additional services or expand into new regional markets, or serve new industries. When justified by the size and service offerings of an add-on acquisition, we expect to retain the management, along with the operating, sales and technical personnel of the acquired company, while seeking to improve that company's profitability by implementing our operating strategies. In most instances where there is overlap of geographic coverage, operations acquired by add-on acquisitions can be integrated into our existing operations in that market, resulting in the elimination of duplicative overhead and operating costs.

Back to Contents

We believe we can successfully implement our acquisition strategy due to: (i) the highly fragmented composition of the market; (ii) our strategy for creating an organization with global reach, which should enhance an acquired company's ability to compete in its local and regional market through an expansion of offered services and lower operating costs; (iii) the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power, and economies of scale; (iv) our standing as a public corporation; (v) a decentralized management strategy, which should, in most cases, enable the acquired company's management to remain involved in the operation of the Company; and (vi) the ability of our experienced management to identify acquisition opportunities.

Our Operating Strategy

•	Foster a Decentralized Entrepreneurial Environment. A key element of our operating strategy is to foster a decentralized, entrepreneurial environment for our employees. We intend to foster this environment by continuing to build on the names, reputations and customer relationships of acquired companies and by sharing their operating policies, procedures and expertise across the organization to develop new ideas to best serve the existing and prospective customers of the Company. An entrepreneurial business atmosphere is likely to allow our regional offices to quickly and creatively respond to local market demands and enhance our ability to motivate, attract and retain managers to maximize growth and profitability.

•	Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong, interactive customer relationships by anticipating and focusing on our customers' needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we regularly meet with both existing and prospective customers to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

•	Centralize Administrative Functions. We seek to maximize our operational efficiencies by integrating general and administrative functions at the corporate level, and reducing or eliminating redundant functions and facilities at acquired companies. This enables us to quickly realize potential savings and synergies, efficiently control and monitor our operations and allows acquired companies to focus on growing their sales and operations.

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

Back to Contents

Our services are broadly classified into the following categories:

•	Freight Forwarding Services. We offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. Our basic freight forwarding business is complemented by customized and information technology-based options to meet customers' specific needs. Our Domestic Services organization offers same day, one, two and three to five day service along with expedited ground service within North America and Puerto Rico through our network of asset based carriers. On a limited basis, we also provide motor carrier services through one of our own affiliates.

•	Customs Brokerage Services. Our International Services organization provides customs brokerage services. Within each country, the rules and regulations vary along with the level of expertise that is required to perform the customs brokerage services. Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries.

•	Warehousing and Other Value Added Services. Our warehousing services primarily relate to storing goods and materials to meet our customers' production or distribution schedules. Other value added services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, inspection services, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. We receive storage charges for use of our warehouses and fees for our other services.

•	Time Definite Transportation. We specialize in complex, time-definite delivery of product to North American destinations. These include high-volume, complex multi-destination consolidation programs for catalog, retail and other shippers. We have special programs focused on high value and breakable freight in all modes of transportation.

Other value added services provided by us include:

•	Direct to store logistics for retail customers involving coordination of product received directly from manufacturers and dividing large shipments from manufacturers into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time-definite product launch dates.

•	Turn-key product management services for retailers – including comprehensive vendor compliance management, central delivery and distribution centers close to consumption, inventory forecasting, replenishment and management – all on the Web.

•	Merge-in-transit logistics involving movement of products from various vendors at multiple locations to a Company facility and the subsequent merger of the various deliveries into a single coordinated delivery to the final destination. Such services are useful to retailers where deliveries from diverse sources are organized and distributed to maximize efficiency of their sales and marketing programs.

•	Web-based fulfillment solutions providing order management as well as the subsequent pick, pack and shipment for our customers.

•	Turn-key supply chain and logistics outsourcing projects where we operate one or more warehouses or the entire end-to-end supply chain. We provide sophisticated systems that supply global location, status and ownership of parts/SKUs and enable the timely cross border customs clearance and placement desired by the final consumer of the goods.

•	Value-added, high-speed, time-definite, total-destination programs that include packaging, transportation, unpacking and placement of new products and equipment.

•	Packaging, transportation, unpacking and stand installation for domestic trade shows and major expositions.

•	Reverse logistics involving the return of products from end users to manufacturers, retailers, resellers or remanufacturers, including verification of working order, defect analysis, serial number tracking and inventory management.

Back to Contents

Information Systems

A key component of our growth strategy is the regular enhancement of our information systems and ultimate migration of the information systems of our acquired companies to a common set of back-office and customer facing applications. We believe that the ability to provide accurate, real-time information on the status of shipments and the status, ownership and details of the accompanying inventory is paramount to our customers. We believe that our efforts in this area will provide competitive service advantages, new customers and an increase of business from existing accounts. In addition, we believe that centralizing our back-office operations and using our transportation management system to automate the rating, routing, tender and financial settlement processes for transportation movements will drive significant productivity improvement across our network.

To execute this strategy, we have and will continue to assess technologies obtained through our acquisition strategy in combination with commercially available supply chain technologies to launch our own “best-of-breed” solution set using a combination of owned and licensed technologies. We refer to this technology set as Tech-LogisTM (or Technology in Logistics). We are using Tech-LogisTM to provide: (1) a customer-facing portal that unifies the look and feel of how customers, employees and suppliers work with and connect to us; (2) a robust supply chain operating system including order, inventory optimization, transportation, warehouse and supply chain event management for use across the organization; and (3) a common data repository for analysis and reporting to provide advanced metrics to management and our customers. We expect to finish the delivery of the Tech-LogisTM platform in 2004 and to provide subsequent upgrades and new service areas over time.

In executing this strategy, we have and will continue to invest significant management and financial resources to deliver these technologies. We believe these technologies will provide financial and competitive advantages in the years ahead and will increase our competitive differentiation.

Sales and Marketing

We market services on a global basis using our senior management, sales executives, regional managers, terminal managers and our national service centers located strategically across the United States and in select international locations.

We seek to create long-term relationships with our customers and to increase the quantity of business from each customer over time. Additionally, we have increased our emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to a very small number of logistics providers, enabling us to more effectively compete for these accounts.

Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel, entertainment products, and household goods. For the year ended December 31, 2003, our largest customer, Best Buy Co., Inc., accounted for approximately 24% of our revenues, down from 33% in 2002. Approximately 22% of our 2003 revenue was derived from our next five largest customers, none of which accounted for 10% or more of our 2003 revenue. As our current companies continue to diversify, and as we continue our acquisition strategy, our exposure to customer and industry concentrations should be significantly reduced.

We have begun to place an increased emphasis on the development of a global brand platform. Over the course of 2003, we began operating all of our businesses under the single global brand “Stonepath Logistics,” which we believe will help us reach our organic expansion goals.

Competition and Business Conditions

Our business is directly impacted by the volume of domestic and international trade. The volume of this trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, acts of war, terrorism and other armed conflicts, and United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.

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

Back to Contents

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

Competition within the domestic freight forwarding industry is also intense. Although the industry is highly fragmented with a large number of participants, we compete most often with a relatively small number of freight forwarders with nationwide networks and the capability to provide the breadth of services offered by us. We also encounter competition from passenger and cargo air carriers, trucking companies and others. As we expand our international operations, we expect to encounter increased competition from those freight forwarders that have a predominantly international focus, including DHL Danzas Air and Ocean, Expeditors International of Washington, Inc., UPS Supply Chain Solutions (a unit of United Parcel Service) and Eagle Logistics, Inc. Many of our competitors have substantially greater financial resources than we do.

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

Our air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the U.S. Department of Transportation’s Transportation Security Administration. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

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

Back to Contents

Our customs brokerage operations are subject to the licensing requirements of the U.S. Treasury and are regulated by the U.S. Customs Service. Foreign customs brokerage operations are also licensed in and subject to the regulations of their respective countries.

In the United States, we are also subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which we operate or may operate in the future. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business. We do not anticipate making any material capital expenditures for environmental control purposes.

Personnel

At December 31, 2003, we had 827 employees of which 622 employees were engaged in operations, 57 in sales and marketing, and 148 in finance, administration and management functions.

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

After having evaluated a number of different industries, during the second quarter of 2001 we focused our acquisition efforts specifically on the transportation and logistics industry as it:

•	demonstrated significant growth characteristics as an increasing number of businesses outsource their supply-chain management in order to achieve cost-effective logistics solutions;
•	is positioned for further consolidation as many sectors of the industry remain fragmented; and
•	is capable of achieving enhanced efficiencies through the adoption of e-commerce and other technologies.

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

Corporate Information

Stonepath Group, Inc. was incorporated in Delaware in 1998. Our principal executive offices are located at 1600 Market Street, Suite 1515, Philadelphia, Pennsylvania. Our telephone number is (215) 979-8370 and our Internet website address is www.stonepath.com. We make available free of charge on our website all materials that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials have been filed with, or furnished to, the Securities and Exchange Commission.

Segment Information

For additional information about our business segments, see the business segment information presented in Note 15 to our Consolidated Financial Statements.

Risks Particular to our Business

•      If we are unable to profitably manage and integrate the companies we acquire or are unable to acquire additional companies, we will not achieve our growth and profit objectives.

Back to Contents

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

•	Additional financing will be required to implement our business strategy.

We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. Our ability to complete further acquisitions, however, is limited until we raise additional capital, primarily due to limitations under our existing credit facility and in view of anticipated expenditures that will be required to satisfy acquisition related earn-out payments that will be due in April 2004 and beyond. We may finance acquisitions, however, using our securities for all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

•      Earn-out payments due in connection with our acquisitions could require us to incur additional indebtedness or issue additional equity securities.

We are required to make significant cash payments in the future when and if the earn-out installments for our acquisitions become due. While we believe that some portion of the required cash will be generated by each of the acquired subsidiaries, we most likely will have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This may require us to incur additional indebtedness or issue additional equity securities. We cannot be certain that we will be able to borrow any funds for this purpose on terms acceptable to us, if at all, or that once we incur such indebtedness, that we will be able to operate profitably. Additional indebtedness could negatively impact our cash flow and ability to make further acquisitions. Issuing additional shares of common stock or common stock equivalents to generate the required financing would increase the number of shares outstanding and further dilute the interests of our existing shareholders.

•	Our credit facility places limitations on the type and number of acquisitions we may make.

We have obtained a $20.0 million credit facility from LaSalle Business Credit, Inc. to provide additional funding for acquisitions and for our on-going working capital requirements. Under the terms of the credit facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the credit facility include the following: (1) the absence of an event of default under the credit facility; (2) the company to be acquired must be in the transportation and logistics industry; (3) the purchase price to be paid must be consistent with our historical business and acquisition model; (4) the undrawn availability under the credit facility must average $5.0 million for the 60 days preceding the acquisition and must be at least $5.0 million after giving effect to the acquisition; (5) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition; (6) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; (7) as of March 1, 2004, the aggregate incremental cash that may be moved off-shore in support of foreign acquisitions or other general corporate purposes must not exceed $2.9 million (such amount may be increased in connection with subsequent equity offerings); and (8) the number of such permitted acquisitions is limited to four per year (excluding any acquisitions for which the purchase price is payable solely in stock). In the event that we were not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender's consent or retired the credit facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

•	Our credit facility contains financial covenants that may limit its current availability.

The terms of our credit facility are subject to certain financial covenants which may limit the amount otherwise available under that facility. Principal among these are financial covenants that limit availability based upon measures of our cash flow, as well as a covenant that limits funded debt (the “Funded Debt Covenant”) to a multiple of consolidated earnings before interest, taxes, depreciation and amortization generated from the operations of our United States subsidiaries (“Domestic EBITDA”). Under the Funded Debt Covenant, our funded debt is limited to a multiple of 2.75 of our Domestic EBITDA measured on a rolling four quarter basis. For the rolling four quarter period ending December 31, 2003, this financial covenant did not provide any limitation because our rolling four quarter Domestic EBITDA measured $8.2 million and the limitation on funded debt of approximately $22.6 million exceeded our current $20.0 million facility. However, our ability to continue to generate Domestic EBITDA will be critical to our ability to use the full amount of the credit facility.

Back to Contents

 •      Due to our acquisition strategy, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid in a business combination over the fair value of the identifiable tangible assets acquired is to be allocated among identifiable intangible assets and goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. This subjects us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived organically. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. This will create the appearance, based on our financial statements, that our intangible assets are diminishing in value, when in fact they may be increasing because we are growing the value of our intangible assets (e.g., customer relationships). Because of this discrepancy, we believe EBITDA provides a meaningful measure of our financial performance. However, the investment community generally measures a public company's performance by its net income. Thus, while we believe EBITDA provides a meaningful measure of our financial performance, should the investment community elect to place more emphasis on our net income, the future price of our common stock could be adversely affected.

•      Since we are not obligated to follow any particular criteria or standards for acquisition candidates, shareholders must rely solely on our ability to identify, evaluate and complete acquisitions.

Even though we have developed general acquisition guidelines, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We target companies which we believe will provide the best potential for long-term financial return for our shareholders and we determine the purchase price and other terms and conditions of acquisitions. Our shareholders will not have the opportunity to evaluate the relevant economic, financial and other information that we will use and consider in deciding whether or not to enter into a particular transaction.

•      The scarcity of, and competition for, acquisition opportunities makes it more difficult to complete acquisitions.

There are a limited number of operating companies available for acquisition which we consider desirable. In addition, there is a high level of competition to acquire these operating companies. A large number of established and well-financed entities are active in acquiring the type of companies we believe are desirable. Many of these entities have significantly greater financial resources than we have. Consequently, we are at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may find it difficult to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

-	a failure to agree on the terms necessary for a transaction, such as purchase price;

-	incompatibility of operating strategies and management philosophies;

-	competition from other acquirers of operating companies;

-	insufficient capital to acquire a profitable logistics company; and

-	the unwillingness of a potential acquiree to work with our management or our affiliated companies.

We will not be able to successfully implement our business plan if we are unable to successfully compete with other entities in acquiring the companies we target.

Back to Contents

•      The issuance of additional securities may cause additional dilution to the interests of our existing shareholders.

The additional financing required to fund our acquisition strategy may require us to issue additional shares of common stock or common stock equivalents to generate the required financing. For example, we issued 6,024,908 shares of our common stock in a private placement transaction that closed in October 2003. We could offer additional shares in private placements transactions or public offerings. We recently filed a “shelf” registration statement with the SEC that will enable us to publicly sell $50.0 million of securities in the near term. Any issuances of securities in the future will further increase the number of shares outstanding and further dilute the interests of our existing shareholders. We may issue more shares of common stock for this purpose without prior notice to our shareholders.

We may also issue securities to, among other things, facilitate a business combination, acquire assets or stock of another business, compensate employees or consultants or for other valid business reasons at the discretion of our Board of Directors, which could further dilute the interests of our existing shareholders.

•      The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of our existing shareholders and may create downward pressure on the trading price of our common stock.

We are currently authorized to issue 100,000,000 shares of common stock. As of March 1, 2004, we had 39,004,242 outstanding shares of common stock. We may in the future issue up to 16,221,867 additional shares of our common stock upon conversion or exercise of existing outstanding convertible securities, options and warrants in accordance with the following schedule:

	Number of Shares	Proceeds

Shares issuable upon conversion of the Series D preferred stock	3,093,970	$–
Options outstanding under our Stock Option Plan	10,313,634	15,522,126
Non-Plan Options	1,326,700	2,774,250
Warrants	1,487,563	1,547,573

Total	16,221,867	$19,843,949

Even though the aggregate exercise of these securities could generate material proceeds for us, the issuance of these additional shares of common stock would result in the dilution of the ownership interests of our existing common shareholders and the market price of our common stock could be adversely affected.

•      We rely on a small number of key customers, the loss of any of which would have a negative effect on our results of operations.

Even though our customer base is diversifying as we grow through acquisitions, it remains highly concentrated. For the year ended December 31, 2003 our largest customer, Best Buy Co., Inc., a national retail chain, accounted for approximately 24% of our total revenues. Our next five largest customers accounted for approximately 22% of our total revenues, with none of these customers accounting for 10% or more of our total revenues. We believe the risk posed by this concentration is mitigated by our longstanding and continuing relationships with these customers and we are confident that these relationships will remain ongoing for the foreseeable future. We intend to continue to provide superior service to all of our customers and have no expectation that revenues from any of these customers will be reduced as a result of any factors within our control. However, adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in shipment volume. Either of these events could negatively impact us. Our immediate plans, however, are to reduce our dependence on any particular customer or customers by increasing our sales and customer base by, among other things, diversifying our service offerings and continuing with our growth strategy.

Back to Contents

•      The risks associated with international operations could adversely affect our operations and ability to grow outside of the United States.

A significant portion of our revenues is derived from our international operations and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations as well as expanding into the transportation of goods wholly outside of the United States. The following factors could adversely affect our current international operations as well as the growth of those operations:

–	the political and economic systems in certain international markets are less stable than in the United States;

–	wars, civil unrest, acts of terrorism and other conflicts exist in certain international markets;

–	export restrictions, tariffs, licenses and other trade barriers can adversely affect the international trade serviced by our international operations;

–	managing distant operations with different local market conditions and practices is more difficult than managing domestic operations;

–	differing technology standards in other countries present difficulties and incremental expense in integrating our services across international markets;

–	complex foreign laws and treaties can adversely affect our ability to compete; and

–	our ability to repatriate funds may be limited by tax ramifications and foreign exchange controls.

•      Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways. Any of these acts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a negative effect on our operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities on the American Stock Exchange, which could also have an adverse effect on the trading price of our shares and overall market capitalization.

•      We depend on the continued service of certain executive officers. We can not assure you that we will be able to retain these persons.

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

•      We face intense competition in our industry.

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

Back to Contents

•     Our stock price may be volatile due to factors under, as well as out of, our control.

The market price of our common stock has been highly volatile. Some factors that may affect the market price in the future include:

–	actual or anticipated fluctuations in our operating results;

–	announcements of technological innovations or new commercial products or services by us or our competitors;

–	a continued weakening of general market conditions which in turn could have a depressive effect on the volume of goods shipped and shipments that we manage or arrange;

–	acts of global terrorism or armed conflicts; and

–	changes in recommendations or earnings estimates by us or by securities analysts.

Furthermore, the stock market has historically experienced volatility which has particularly affected the market prices of securities of many companies with a small market capitalization and which sometimes has been unrelated to the operating performances of such companies.

•      Our cash flow will be adversely affected in the future once we make use of our consolidated net operating loss carryforward available to offset future earnings.

Due to losses we incurred in our former business model, we have accumulated a net operating loss carryforward for federal income tax purposes. As of December 31, 2003, approximately $17.8 million of these losses were available to offset our taxable income until the losses are fully utilized. Once these available losses have been utilized, our cash flows will be affected accordingly. We do not anticipate paying federal income taxes during 2004 as we expect that our existing net operating loss carryforward should be sufficient to offset expected taxable income. However, additional sales of our securities could have the effect of significantly limiting our ability to utilize our existing net operating loss carryforward in the future.

•      If we fail to improve our management information and financial reporting systems, we may experience an adverse effect on our operations and financial condition.

Our management information and financial reporting systems need to be improved.

In January 2004, we restated our consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002 to correct a process error discovered in the legacy accounting processes of Stonepath Logistics International Services, Inc. (f/k/a Global Transportation Systems, Inc.) and Global Container Line, Inc., its wholly owned subsidiary. The error resulted in the failure to eliminate certain intercompany transactions in consolidation. This resulted in an overstatement of total revenue and a corresponding overstatement of the cost of transportation, with no resulting impact on net revenue, EBITDA or net income. This process error had been embedded within the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.

We believe that the presence of this error, in and of itself, constitutes a reportable condition as defined under standards established by the American Institute of Certified Public Accountants. A reportable condition is a significant deficiency in the design or operation of internal controls, which could adversely affect an organization's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we have commenced an overall review of our internal controls over financial reporting. As part of the assessment of our internal controls over financial reporting, we are focusing on our recent growth in terms of both size and complexity, coupled with the fact that our finance and accounting functions are largely decentralized. Although this review is not yet completed, we have initiated an immediate change in process to correct the process error that occurred and to reduce the likelihood that a similar error could occur in the future.

Back to Contents

While we believe we have a plan that, when completed, will eliminate the reportable condition described above, we may experience delays, disruptions and unanticipated expenses in completing that plan and in otherwise implementing, integrating and operating our consolidated management information and financial reporting systems. Failure to enhance these systems could delay our receipt of management and financial information at the consolidated level which could disrupt our operations or impair our ability to monitor our operations and have a negative effect on our financial condition.

•     Because we are a holding company, we depend on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries. The ability of our subsidiaries to pay dividends and our ability to receive distributions from those subsidiaries are subject to applicable local law and other restrictions including, but not limited to, applicable tax laws. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

•      We believe our industry is consolidating and if we cannot gain sufficient market presence, we may not be able to compete successfully against larger global companies.

We believe the market trend within our industry is towards consolidation of the niche players into larger companies which are attempting to increase global operations through the acquisition of regional and local freight forwarders. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

•      We may be required to incur material expenses in defending or resolving outstanding lawsuits which would adversely affect our results of operations.

We are a defendant in a number of legal proceedings, including one particular matter that we have identified as material in our periodic SEC filings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, we could incur material expenses in the defense and resolution of these matters. Since we have not established any reserves in connection with these claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded.

•      We have a limited operating history upon which you can evaluate our prospects.

During 2001, we discontinued our former business model of developing early-stage technology businesses, and adopted a new model of delivering non-asset based third-party logistics services. The first acquisition under our new business model occurred on October 5, 2001. Subsequent acquisitions were completed during 2002, 2003 and 2004. As a result, we have a limited operating history under our current business model. Even though we are managed by senior executives with significant experience in the industry, our limited operating history makes it difficult to predict the longer-term success of our business model.

•     Provisions of our charter and applicable Delaware law may make it more difficult to complete a contested takeover of our Company.

Certain provisions of our certificate of incorporation and the General Corporation Law of the State of Delaware (the “GCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our shareholders. For example, we are subject to the provisions of the GCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's outstanding voting shares (an “interested shareholder”) for three years after the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Back to Contents

Item 2.	Properties

The Company does not own any real estate and currently leases all of its facilities.

Our corporate headquarters is located at 1600 Market Street, Suite 1515, Philadelphia, Pennsylvania where we lease approximately 4,000 square feet of office space.

As of March 1, 2004, we leased and maintained logistics facilities in 23 locations throughout the United States plus 11 international locations. The majority of these locations are operating terminals that contain office space and warehouse or cross-dock facilities and range in size from approximately 1,200 square feet to 160,000 square feet. A few of these facilities are limited to a small sales and administrative office.

Lease terms for our principal properties are generally up to five years and terminate at various times through 2010, while a few of the smaller facilities are leased on a month-to-month basis. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of existing facilities should extensions be unavailable or undesirable at the end of the current lease arrangements.

Our facilities are situated in the following locations:

Philadelphia, Corporate Headquarters	New York, NY
Minneapolis (2 locations)	El Paso
Seattle	Boston
Chicago	Portland, ME
Detroit	Los Angeles
Dallas/Fort Worth	San Francisco
St. Louis	Miami
Atlanta	Puerto Rico
Indianapolis	Hong Kong
Phoenix	Singapore (2 locations)
Salt Lake City	Malaysia (3 locations)
Washington, D.C. (2 locations)	Cambodia
Norfolk	Shanghai, PRC (2 locations)
Milwaukee	Nanjing, PRC

Item 3.	Legal Proceedings

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

On October 2, 2001, the District Court entered an order granting summary judgment to the defendants in the first case filed by Emergent and dismissing Emergent’s second complaint for failure to state a claim upon which relief can be granted.  The District Court allowed Emergent 20 days to file a second amended complaint as to the second action only. On October 21, 2001, Emergent did file a second amended complaint in the second action.  The second amended complaint did not raise any new factual allegations regarding Emergent's participation in the offering.

Back to Contents

The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the District Court entered an order granting the motion to dismiss Emergent’s second amended complaint against the Company and its former officers. The District Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On September 4, 2003, the Second Circuit Court of Appeals entered an order affirming in part, vacating in part and remanding in part the matter to the District Court. The Court of Appeals affirmed the dismissal of some of the counts in the Second Amended Complaint and determined that Emergent had stated a claim on the other counts. The Company has filed an answer denying liability to Emergent and discovery on causation issues is proceeding. The Company intends to continue to vigorously defend this matter.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the American Stock Exchange under the symbol “STG.” The table below sets forth the high and low prices for our common stock for the quarters included within 2003 and 2002.

	High	Low

Year ended December 31, 2003
First quarter	$1.84	$1.40
Second quarter	2.79	1.75
Third quarter	3.14	2.00
Fourth quarter	2.99	2.26

Year ended December 31, 2002
First quarter	2.15	1.20
Second quarter	2.95	1.10
Third quarter	1.70	0.95
Fourth quarter	1.74	1.01

Share Information

As of March 1, 2004 there were 39,004,242 shares of our common stock outstanding, owned by 266 registered holders of record. Management estimates there are over 3,000 stockholders holding their stock in nominee name. We have not paid cash dividends on our common stock and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operations of our business and to fund our acquisition strategy. Furthermore, we are limited in our ability to pay dividends under the terms of our outstanding credit facility.

Back to Contents

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2003, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,769,434	$1.27	3,688,067	(1)
Equity compensation plans not approved by security holders	1,834,700	$1.79	—

Total	10,604,134	$1.36	3,688,067

(1)	Does not include options to purchase 542,499 shares of our common stock under the Company’s stock option plan which have been exercised.

Recent Sales of Unregistered Securities

     1.      On November 26, 2003, we issued an aggregate of 592,273 shares of our common stock to G-Link Express Pte., Ltd. and G-Link Express (Cambodia) Pte., Ltd., in consideration for the excess working capital component associated with the acquisition of the assets and operations of the Singapore and Cambodia offices of the G-Link Group of companies. The shares were valued at $1,516,220 ($2.56 per share) and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering, and pursuant to Regulation S.

     2.      On December 17, 2003, we issued 87,164 shares of our common stock to East Ocean Logistics Ltd. as partial consideration for the acquisition of the assets and operations associated with the Hong Kong-based business of East Ocean Logistics Ltd. The shares were valued, for purposes of the acquisition, at $227,500 ($2.61 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering, and pursuant to Regulation S.

     3.      On December 22, 2003, we issued an aggregate of 48,676 shares of our common stock to GLE Transport Services Sdn. Bhd., GLE Shipping Penang Sdn. Bhd. and GLE Shipping (Johor Bahru) Sdn. Bhd. as partial consideration for the acquisition of the assets and operations of three Malaysian offices of the G-Link Group of companies. The shares were valued, for purposes of the acquisition, at $119,355 ($2.452 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering, and pursuant to Regulation S.

     4.      On December 22, 2003, we issued 66,284 shares of our common stock to Planet Logistics Pte. Ltd. as partial consideration for the acquisition of the assets and operations associated with the Singapore-based business of Planet Logistics Pte. Ltd. The shares were valued, for purposes of the acquisition, at $173,000 ($2.61 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering, and pursuant to Regulation S.

     5.      On February 9, 2004, we issued 630,915 shares of our common stock to Andy Tsai as partial consideration for the acquisition of an interest in the freight forwarding business formerly operated by Mr. Tsai as the Shanghai branch of Shaanxi Sunshine Express International Co., Ltd. The shares were valued, for purposes of the acquisition, at $2,000,000 ($3.17 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 thereunder, as an issuer transaction not involving a public offering, and pursuant to Regulation S.

Back to Contents

Item 6.	Selected Financial Data

The following selected financial data as of and for the dates indicated have been derived from our consolidated financial statements and the combined financial statements of our predecessor, Air Plus. You should read the following selected financial data together with the consolidated financial statements and related footnotes of the Company, the combined financial statements and related footnotes of Air Plus and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The selected consolidated statement of operations data of the Company for each of the years in the three-year period ended December 31, 2003 and the balance sheet data of the Company as of December 31, 2003 and 2002 are derived from the Company's consolidated financial statements that have been audited by KPMG LLP and are included in this Annual Report on Form 10-K. The selected consolidated statement of operations data of the Company for the years ended December 31, 2000 and 1999 and the balance sheet data of the Company as of December 31, 2001, 2000 and 1999 are derived from the Company’s audited consolidated financial statements (after reclassification for discontinued operations, as discussed below) which are not included in this Annual Report on Form 10-K.

The selected combined statement of operations data of Air Plus for the six months ended June 30, 2001 is derived from Air Plus’ combined financial statements which are unaudited and which are not included in this Annual Report on Form 10-K.

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

	Stonepath Group, Inc. Year ended December 31,					Air Plus

Consolidated Statement of Operations Data: (in thousands, except per share amounts)	2003	2002	2001	2000	1999	Six months ended June 30, 2001 (unaudited)

Total revenue	$220,304	$122,788	$15,598	$—	$—	$26,015
Cost of transportation	153,718	84,478	9,741	—	—	15,679

Net revenue	66,586	38,310	5,857	—	—	10,336
Operating expenses	60,300	35,956	10,409	7,420	2,761	9,660

Income (loss) from operations	6,286	2,354	(4,552)	(7,420)	(2,761)	676
Other income (expense)	(8)	128	1,295	2,065	(2,812)	(24)

Income (loss) from continuing operations before income taxes and minority interest	6,278	2,482	(3,257)	(5,355)	(5,573)	652
Income tax expense (benefit)	(1,311)	102	—	—	—	—

Income (loss) from continuing operations before minority interest	7,589	2,380	(3,257)	(5,355)	(5,573)	652
Minority interest	187	—	—	—	—	—

Income (loss) from continuing operations	7,402	2,380	(3,257)	(5,355)	(5,573)	652
Loss from discontinued operations	(263)	—	(13,863)	(30,816)	(18,258)	—

Net income (loss)	7,139	2,380	(17,120)	(36,171)	(23,831)	652
Preferred stock dividends	—	15,020	(4,151)	(45,751)	(6,605)	—

Net income (loss) attributable to common stockholders	$7,139	$17,400	$(21,271)	$(81,922)	$(30,436)	$652

Basic earnings (loss) per common share:
Continuing operations	$0.25	$0.79	$(0.36)	$(2.89)	$(1.15)
Discontinued operations	(0.01)	—	(0.68)	(1.75)	(1.73)

	$0.24	$0.79	$(1.04)	$(4.64)	$(2.88)

Diluted earnings (loss) per common share (1)
Continuing operations	$0.19	$0.08	$(0.36)	$(2.89)	$(1.15)
Discontinued operations	(0.01)	—	(0.68)	(1.75)	(1.73)

	$0.18	$0.08	$(1.04)	$(4.64)	$(2.88)

Weighted average common shares:
Basic	29,626	22,155	20,510	17,658	10,558

Diluted	39,063	29,233	20,510	17,658	10,558

Back to Contents

Consolidated Balance Sheet Data: (in thousands)

	Stonepath Group, Inc. December 31,

	2003	2002	2001	2000	1999

Cash and cash equivalents	$3,074	$2,266	$15,228	$29,100	$3,127
Working capital (deficit)	16,332	5,334	15,259	27,713	(4,213)
Total assets	96,439	55,166	40,803	44,911	13,989
Long-term debt and redeemable preferred stock	1,135	—	—	—	4,516
Stockholders’ equity	66,514	35,431	32,432	43,326	1,701

(1)	Diluted earnings per common share for 2002 excludes the impact of the July 18, 2002 exchange transaction with the holders of the Company's Series C Preferred Stock.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, Puerto Rico and ten locations in Asia, using an extensive network of independent carriers and service partners strategically located around the world.

Back to Contents

As a non-asset based provider of third-party logistics services, we seek to limit our investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide us with favorable rates, minimum service levels, capacity assurances and priority handling status. The dollar volume of our purchased transportation services enables us to negotiate attractive pricing with our transportation providers.

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

Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth. The business risks associated with these factors are discussed in Item 1 of this Report under the heading “Risks Particular to our Business.”

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

Gross revenues represent the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenues (gross transportation revenues less the direct cost of transportation) are the primary indicator of our ability to source, add value and resell services provided by third parties, and are considered by management to be a key performance measure. Management believes that net revenues are also an important measure of economic performance. Net revenues include transportation revenues and our fee-based activities, after giving effect to the cost of purchased transportation. In addition, management believes measuring operating costs as a function of net revenues provides a useful metric as our ability to control costs as a function of net revenues directly impacts operating earnings. With respect to our services other than freight transportation, net revenues are identical to gross revenues.

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. Accordingly, our results of operations only reflect the operations of: Air Plus for periods subsequent to October 5, 2001; SLIS (formerly known as Global) for periods subsequent to April 4, 2002; United American for periods subsequent to May 30, 2002; TSI for periods subsequent to October 1, 2002; TRWL for periods subsequent to January 31, 2003; Regroup for periods subsequent to June 20, 2003; and CSI for periods subsequent to July 16, 2003. Starting in the second half of 2003, we began a program to establish an offshore network of owned offices with an initial focus in Asia commencing with the acquisition of G-Link’s Singapore and Cambodia operations on August 8, 2003. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our calendar year results will include results from offshore operations for the period December 1 though November 30. As a result, our 2003 results include the financial results for the G-Link Cambodia and Singapore operations for the period August 8, 2003 through November 30, 2003. We also closed a number of small transactions in December of 2003, the earnings impact of which will not be reflected in our results until 2004.

Back to Contents

Our GAAP based net income will also be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from our completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of the Company’s acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as the Company completes more acquisitions, we believe we are actually growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric of the economic reality of the business. Accordingly, we employ EBITDA as a measure of our historical financial performance and as a benchmark for future guidance.

A significant portion of our revenues is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States. A list of the factors that could adversely affect our current international operations has been included in Item 1 of this Annual Report on Form 10-K, under the heading “Risks Particular to our Business.”

Our operating results are also subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenues are largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenues is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays could unexpectedly affect the timing of our revenues. As we increase the scale of our operations, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by us and are based upon our current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments. While there are a number of accounting policies, methods and estimates that affect our consolidated financial statements as described in Note 2 to the consolidated financial statements, areas that are particularly significant include revenue recognition, accounting for stock options, the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred income tax assets.

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

Back to Contents

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Two alternative methods for accounting for stock options are available - the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized for options issued at an exercise price equal to or greater than the quoted market price on the date of grant to employees, officers and directors. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and volatility. If the fair value method were used, basic earnings per share and diluted earnings per share would have decreased by $0.07 and $0.04, respectively, in 2003.

As discussed in Note 2 to the consolidated financial statements, the goodwill arising from our acquisitions is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The impairment test requires several estimates including future cash flows, growth rates and the selection of a discount rate. In addition, the acquired intangibles arising from those transactions are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets to be held and used (including our identifiable intangible assets) is measured by comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. In developing our future cash flow estimates we incorporate assumptions that marketplace participants would use in their estimates, including, among other things, that (i) existing operations are evaluated on a stand-alone basis and, as such, achieve no revenue or cost synergies, (ii) no further acquisitions are made, (iii) formerly acquired companies achieve their earnings targets and their earn-outs are fully paid, (iv) future earnings are fully taxed and (v) no additional equity is raised. We cannot guarantee that our assets will not be impaired in future periods.

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

Our discontinued operations, which focused on the development of early-stage technology businesses, generated significant net operating loss carryforwards (NOLs) which could have value in the future. After giving effect for certain annual limitations based on changes in ownership as defined in Section 382 of the Internal Revenue Code, we estimate that as much as $17.8 million in NOLs may be available to offset future federal taxable income. Under SFAS No. 109, Accounting for Income Taxes, we are required to provide a valuation allowance to offset deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the fourth quarter of 2003, we reversed $3.0 million of the valuation allowance based on the Company’s history of profitable operations for the past year and projected profitability in the near future. In addition we also recorded a deferred tax liability generated principally by the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. As a result, we recognized a net non-cash tax benefit of $1.7 million in 2003. In addition, as of December 31, 2003 we have an additional $6.7 million in valuation allowance which if removed in 2004 could give rise to another $6.7 million in non-cash tax benefits and be available to offset any tax expense arising in 2004. We do not anticipate paying federal income taxes during 2004 as we expect that our existing NOLs should be sufficient to offset current taxable income. However, additional sales of our securities could have the effect of significantly limiting our ability to utilize our existing NOLs in the future.

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

Back to Contents

To reflect the change in business model, our financial statements have been presented in a manner in which the assets, liabilities, results of operations and cash flows related to our former business have been segregated from that of our continuing operations and are presented as discontinued operations.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

The following table summarizes our total revenues, net transportation revenues and other revenues (in thousands):

			Change

	2003	2002	Amount	Percent

Total revenue	$220,304	$122,788	$97,516	79.4%

Transportation revenue	203,407	113,510	89,897	79.2
Cost of transportation	153,718	84,478	69,240	82.0

Net transportation revenue	49,689	29,032	20,657	71.2
Net transportation margins	24.4%	25.6%
Customs brokerage	10,027	6,290	3,737	59.4
Warehousing and other value added services	6,870	2,988	3,882	129.9

Net revenue	$66,586	$38,310	$28,276	73.8%

Net revenue margins	30.2%	31.2%

Total revenues were $220.3 million for the year ended December 31, 2003, an increase of $97.5 million or 79.4% over total revenues of $122.8 million for the comparable period in 2002. $17.1 million or 17.6% of the increase in total revenues was attributable to the operations of the businesses we acquired in 2003; $24.3 million or 24.9% was due to an increase in Air Plus’ revenues (“organic growth”); and the remaining $56.1 million or 57.5% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong.

Net transportation revenues were $49.7 million for the year ended December 31, 2003, an increase of $20.7 million or 71.2% over net transportation revenues of $29.0 million for the comparable period in 2002. $4.8 million or 23.2% of the increase in net transportation revenues was attributable to the operations of the businesses we acquired in 2003; $7.1 million or 34.3% was due to organic growth; and the remaining $8.8 million or 42.5% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong.

Net transportation margins decreased to 24.4% for the year ended December 31, 2003 from 25.6% for the comparable period in 2002. This decrease in net transportation margins is primarily the result of the addition in the second quarter of 2002 of our International Services platform, which traditionally has lower margins, and its expansion through our CSI and G-Link Singapore and Cambodia acquisitions.

Net revenues were $66.6 million for the year ended December 31, 2003, an increase of $28.3 million or 73.8% over net revenues of $38.3 million for the comparable period in 2002. $5.1 million or 17.8% of the increase in net revenues was attributable to the operations of the businesses we acquired in 2003; $10.2 million or 36.2% was due to organic growth; and the remaining $13.0 million or 46.0% of the increase was attributable to an incremental quarter of SLIS and United American results and an incremental three quarters of Hong Kong results in 2003 over 2002.

Net revenue margins decreased slightly to 30.2% for 2003 compared to 31.2% for 2002 driven primarily by the additional relative contribution of our International Services platform, which traditionally has lower margins.

Back to Contents

The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenues (in thousands):

	2003		2002		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenue	$66,586	100.0%	$38,310	100.0%	$28,276	73.8%

Personnel costs	31,888	47.9	19,089	49.8	12,799	67.0
Other selling, general and administrative costs	24,583	36.9	14,680	38.3	9,903	67.5
Depreciation and amortization	2,660	4.0	2,187	5.7	473	21.6
Litigation settlement and nonrecurring costs	1,169	1.8	—	—	1,169	NM

Total operating costs	60,300	90.6	35,956	93.8	24,344	67.7

Income from operations	6,286	9.4	2,354	6.2	3,932	167.0
Other income (expense)	(8)	0.0	128	0.3	(136)	NM

Income from operations before income taxes and minority interest	6,278	9.4	2,482	6.5	3,796	152.9
Income tax expense (benefit)	(1,311)	(2.0)	102	0.3	1,413	NM

Income from continuing operations before minority interest	7,589	11.4	2,380	6.2	5,209	218.9
Minority interest	187	0.3	—	—	187	NM

Income from continuing operations	7,402	11.1	2,380	6.2	5,022	211.0
Loss from discontinued operations	(263)	(0.4)	—	—	(263)	NM

Net income	7,139	10.7	2,380	6.2	4,759	200.0
Preferred stock dividends	—	—	15,020	39.2	(15,020)	(100.0)

Net income attributable to common stockholders	$7,139	10.7%	$17,400	45.4%	$(10,261)	(59.0)%

Personnel costs were $31.9 million for the year ended December 31, 2003, an increase of $12.8 million or 67.0% over personnel costs of $19.1 million for the comparable period in 2002. $1.4 million or 11.3% of the increase in personnel costs was attributable to the operations of the businesses we acquired in 2003; $4.2 million or 32.3% was due to same store growth; and $7.2 million or 56.4% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong. Personnel costs as a percentage of net revenues decreased to 47.9% from 49.8% year over year.

The number of employees increased to 827 at December 31, 2003 from 510 at December 31, 2002, an increase of 317 employees or 62.2%. Of the total number of employees, 622 or 75.2% of the employees are engaged in operations; 57 or 6.9% of the employees are engaged in sales and marketing; and 148 or 17.9% of the employees are engaged in finance, administration, and management functions. Additionally, approximately 185 or 58.4% of the total increase in employees was attributable to acquisitions, while approximately 130 employees or 41.6% were added to meet the demands of the increase in our business in 2003.

Other selling, general and administrative costs were $24.6 million for the year ended December 31, 2003, an increase of $9.9 million or 67.5% over other selling, general and administrative costs of $14.7 million for the comparable period in 2002. $1.7 million or 17.3% of the increase was attributable to the operations of the businesses we acquired in 2003; $5.4 million or 54.4% was due to same store growth; and $2.8 million or 28.3% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong. As a percentage of net revenues, other selling general and administrative costs decreased to 36.9% from 38.3% year over year.

Depreciation and amortization amounted to $2.7 million for the year ended December 31, 2003, an increase of $0.5 million or 21.6% over the comparable period in 2002 principally due to amortization of acquired intangible assets acquired in the Regroup and G-Link transactions. See Note 4 to the Company’s consolidated financial statements.

Litigation and nonrecurring costs were $1.2 million for the year ended December 31, 2003 and are comprised of $0.8 million paid to settle litigation commenced against the Company in August 2000 in a combination of $0.4 million in cash and $0.4 million in Company stock and $0.4 million associated with the SEC review and delayed effectiveness of a registration statement filed in connection with a March 2003 private placement.

Back to Contents

Income from operations before income taxes and minority interest was $6.3 million in 2003, compared to $2.4 million for 2002.

Other expense was nominal for the year ended December 31, 2003 compared to other income of $0.1 million in 2002. With year over year cash balances being reduced as a result of our acquisition program, interest income remained an insignificant component to the Company’s overall financial performance for the year.

As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs. In the fourth quarter of 2003, we reversed $3.0 million of the valuation allowance based on the Company’s history of profitable operations for the past year and projected profitability in the near future. In addition we also recorded a deferred tax liability generated principally by the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. As a result,we recognized a non-cash net tax benefit of $1.7 million in 2003. The Company has approximately $17.8 million of NOLs as of December 31, 2003 to offset future federal taxable income. Due to the NOLs, the Company was only subject to certain state and local taxes which resulted in a tax provision of $0.1 million in 2002.

Income from operations before minority interest was $7.6 million in 2003, compared to $2.4 million in 2002.

Minority interest for the year ended December 31, 2003 was $0.2 million and was primarily related to the G-Link operations acquired in August 2003, of which the Company owns a 70% interest.

The losses from discontinued operations in 2003 reflect the costs associated with the remaining lease liability of a property used in the Company’s former internet business, as well as a payment made to a consultant for services provided in 2000.

Net income was $7.1 million in 2003, compared to net income of $2.4 million in 2002.

In 2002, the Company recorded a net non-cash benefit of $15.0 million associated with the restructuring of our Series C Preferred stock, after giving effect to $1.9 million in preferred stock dividends. See Note 11 to the consolidated financial statements.

Net income attributable to common stockholders was $7.1 million in 2003, compared to net income attributable to common stockholders of $17.4 million in 2002. Basic earnings per share was $0.24 for 2003 compared to $0.79 for 2002. Diluted earnings per share was $0.18 for 2003 compared to $0.08 for 2002. Diluted earnings per share for 2002 excludes the net effect of the Series C exchange transaction.

Year ended December 31, 2002 compared to year ended December 31, 2001

The following table summarizes our total revenues, net transportation revenues and other revenues (in thousands):

			Change

	2002	2001	Amount	Percent

Total revenue	$122,788	$15,598	$107,190	687.2%

Transportation revenue	113,510	15,174	98,336	648.1
Cost of transportation	84,478	9,741	74,737	767.2

Net transportation revenue	29,032	5,433	23,599	434.4
Net transportation margins	25.6%	35.8%
Customs brokerage	6,290	—	6,290	NM
Warehousing and other value added services	2,988	424	2,564	604.7

Net revenue	$38,310	$5,857	$32,453	554.1%

Net revenue margins	31.2%	37.5%

Back to Contents

Total revenues were $122.8 million for the year ended December 31, 2002, an increase of $107.2 million or 687.2% over total revenues of $15.6 million for the comparable period in 2001. $56.7 million or 52.9% of the increase in total revenues was attributable to the operations of the businesses we acquired in 2002; $5.3 million or 4.9% was due to an increase in Air Plus’ revenues for the fourth quarter of 2002 over the comparable period in 2001 (“organic growth”); and the remaining $45.2 million or 42.2% of the increase was attributable to an incremental three quarters of Air Plus’ operations in 2002 over 2001.

Net transportation revenues were $29.0 million for the year ended December 31, 2002, an increase of $23.6 million or 434.4% over net transportation revenues of $5.4 million for the comparable period in 2001. $8.5 million or 36.0% of the increase in net transportation revenues was attributable to acquisitions; $1.0 million or 4.2% was due to organic growth; and the remaining $14.1 million or 59.8% of the increase was attributable to an incremental three quarters of Air Plus’ operations in 2002 over 2001.

Net transportation margins decreased to 25.6% for the year ended December 31, 2002 from 35.8% for the comparable period in 2001. This decrease in net transportation margins is primarily the result of the addition of our International Services platform, which traditionally has lower margins, in the second quarter of 2002.

Net revenues were $38.3 million for the year ended December 31, 2002, an increase of $32.5 million or 554.1% over net revenues of $5.9 million for the comparable period in 2001. $15.5 million or 47.8% of the increase in net revenues was attributable to the operations of the businesses we acquired in 2002; $1.0 million or 3.1% was due to organic growth; and the remaining $15.9 million or 49.1% of the increase was attributable to an incremental three quarters of Air Plus’ operations in 2002 over 2001.

Net revenue margins decreased to 31.2% for 2003 compared to 37.5% for 2002 driven primarily by the addition of our International Services platform.

Back to Contents

The following table summarizes certain consolidated statement of operations data as a percentage of our net revenues (in thousands):

	2002		2001		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenue	$38,310	100.0%	$5,857	100.0%	$32,453	554.1%

Personnel costs	19,089	49.8	5,997	102.4	13,092	218.3
Other selling, general and administrative costs	14,680	38.3	3,917	66.9	10,763	274.8
Depreciation and amortization	2,187	5.7	495	8.4	1,692	341.8

Total operating costs	35,956	93.8	10,409	177.7	25,547	245.4

Income (loss) from operations	2,354	6.2	(4,552)	(77.7)	6,906	NM
Other income (expense)	128	0.3	1,295	22.1	(1,167)	(90.1)

Income (loss) from operations before income taxes	2,482	6.5	(3,257)	(55.6)	5,739	NM
Income taxes	102	0.3	—	—	102	NM

Income (loss) from continuing operations	2,380	6.2	(3,257)	(55.6)	5,637	NM
Loss from discontinued operations	—	—	(13,863)	(236.7)	13,863	NM

Net income (loss)	2,380	6.2	(17,120)	(292.3)	19,500	NM
Preferred stock dividends	15,020	39.2	(4,151)	(70.9)	19,171	NM

Net income (loss) attributable to common stockholders	$17,400	45.4%	$(21,271)	(363.2)%	$38,671	NM

Personnel costs were $19.1 million for the year ended December 31, 2002, an increase of $13.1 million or 218.3% over personnel costs of $6.0 million for the comparable period in 2001. $5.7 million or 43.5% of the increase in personnel costs was attributable to the operations of the businesses we acquired in 2002; $0.7 million or 5.4% was due to organic growth; and the remaining $6.7 million or 51.1% of the increase was attributable to an incremental three quarters of Air Plus’ operations in 2002 over 2001. Personnel costs as a percentage of net revenues decreased to 49.8% from 102.4% year over year.

The number of employees increased to 510 at December 31, 2002 from 219 at December 31, 2001, an increase of 291 employees or 132.9%. Of this increase, 240 or 82.5% of the employees are engaged in operations; 16 or 5.5% of the employees are engaged in sales and marketing; and 35 or 12.0% of the employees are engaged in finance, administration, and management functions. Additionally, 203 or 69.9% of the total increase in employees was attributable to acquisitions, while 88 employees or 30.1% were added to meet the demands of the increase in our business in 2002.

Other selling, general and administrative costs were $14.7 million for the year ended December 31, 2002, an increase of $10.8 million or 274.8% over other selling, general and administrative costs of $3.9 million for the comparable period in 2001. $3.0 million or 27.8% of the increase was attributable to the operations of the businesses we acquired in 2002; $0.8 million or 7.4% was due to organic growth; and the remaining $7.0 million or 64.8% of the increase was attributable to an incremental three quarters of Air Plus’ operations in 2002 over 2001. As a percentage of net revenues, other selling general and administrative costs decreased to 38.3% from 66.9% year over year.

Depreciation and amortization amounted to $2.2 million for the year ended December 31, 2002, an increase of $1.7 million or 341.8% over the comparable period in 2001 principally due to amortization of intangible assets acquired in the Global and United American acquisitions and a full year of amortization of the Air Plus intangible assets acquired in October 2001.

Income from operations was $2.4 million in 2002, compared to a loss of $4.6 million for 2001.

Other income was $0.1 million in 2002, a decrease from $1.3 million in 2001.

Back to Contents

As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs which were offset by a tax valuation allowance. As a result, the Company was only subject to certain state and local taxes which resulted in a state tax provision of $0.1 million in 2002.

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

Disclosures About Contractual Obligations

The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2003 (in thousands):

	Payments Due By Period

Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total

Operating lease obligations	$5,977	$9,015	$4,336	$1,151	$20,479
Capital lease obligations	671	1,135	—	—	1,806
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP (a)	6,624	—	—	—	6,624
Letter of credit	160	—	—	—	160

Total contractual obligations	13,432	10,150	4,336	1,151	29,069
Contingent earn-out obligations (b) (c) (d)	—	22,698	9,618	909	33,225

Total contractual and contingent obligations	$13,432	$32,848	$13,954	$2,060	$62,294

(a)	Consists of earn-out payments that are due in 2004 to the former owners of our existing subsidiaries.

(b)	Consists of potential obligations related to earn-out payments to the former owners of our existing subsidiaries, as discussed under Liquidity and Capital Resources.

(c)	Excludes $2.5 million contingent purchase price payable to the former members of Regroup in the third quarter of 2004 subject to the acquired operations achieving a $3.5 million earnings target for the twelve-month period commencing July 1, 2003.

(d)	During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

Financial Outlook

For 2004, we are forecasting $14.0 million of EBITDA on expected total revenue of $300.0 million and expect net earnings of $8.6 million, compared to $8.6 million of EBITDA on total revenue of $220.3 million and net earnings of $7.1 million for 2003. This guidance includes the earnings power of our most recently completed acquisitions up to and including the benefit of our acquisition of a 55% interest in the operations of Shaanxi. This guidance does not include the benefit of any further acquisitions we may complete over the course of 2004. We expect to deploy an incremental $10.0-$20.0 million in acquisition capital in 2004 acquiring businesses that are generally expected to follow the form and valuation of our previous transactions. With this general framework, we would expect to generate an additional $4.0 million of EBITDA for every $10.0 million of capital we deploy. The timing of transactions over the course of the year will affect our results for 2004.

Back to Contents

Because of the potential discrepancy between our GAAP-based financials and the economic reality of our business resulting from the increased amortization of our customer related intangible assets, we believe EBITDA is a useful non-GAAP performance measure.

A reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K follows (amounts in millions):

	2004	2003
Net income	$8.6	$7.1
Interest expense	0.4	0.1
Income tax benefit*	(0.0)	(1.3)
Depreciation and amortization	5.0	2.7

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$14.0	$8.6

*	Prior to the fourth quarter of 2003, we maintained a valuation allowance to offset 100% of the net deferred tax assets associated with the tax losses generated prior to the Company’s move into the logistics business. In the fourth quarter of 2003, a portion of the valuation allowance was reversed, resulting in the recognition of a deferred tax asset and related nonrecurring non-cash tax benefit of $1.7 million, resulting in an overall income tax benefit of $1.3 million for 2003. Although we do not anticipate paying federal taxes in 2004, our effective tax rate will increase to approximately 32-34% commencing with the first quarter of 2004. For purposes of developing our 2004 net earnings guidance, we have assumed that an additional portion of the valuation allowance will be reversed in 2004 that will result in additional tax benefits to offset any tax expense for the year.

Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) that revenue and net income will continue to grow at an annual rate that is consistent with recent results; (ii) that operating margins will not decline from current levels; (iii) that no material economic or customer disruptions will occur; (iv) that we will not be required to repay some portion or all of the $1.3 million received by us as a payment of pre-petition indebtedness during the bankruptcy of a material customer; (v) that we will not be caused to incur additional charges as a result of the bankruptcy of FAO, Inc., a significant customer serviced by the recently acquired business of Regroup; (vi) that we continue to maintain existing relationships with key employees; (vii) that there are no unexpected adverse results in any legal proceedings; and (viii) that the risks otherwise identified in this Annual Report on Form 10-K under "Risks Particular to our Business" will not have an adverse effect on our operations. In prior forward-looking guidance, we had assumed that each of our operating companies, on a stand-alone basis, would deliver the level of pre-tax operating income necessary to fully achieve the earn-out payments under each of their acquisition agreements. Our present guidance no longer relies upon that assumption based upon expected performance of certain of our operating units, and since some of our most recent acquisitions establish earn-out levels based upon forecasted, rather than current levels of earnings. Furthermore, our estimates as to the expected financial results that may be realized from the acquisitions we made during 2003 have been developed based upon an analysis of the historic financial statements of such acquired businesses. We may need to adjust our 2004 guidance if the results of operations of the acquired businesses in 2004 are inconsistent with the historical results provided to us by the sellers of those businesses. These adjustments could materially affect our 2004 estimates.

Assuming we can continue to execute on our business plan and acquisition model without any material disruptions, and identify and close transactions similar to the transactions accomplished to date, it is our goal to generate $500.0 million in annualized total revenue by the end of 2006. Notwithstanding our expectations regarding our ability to deliver these results, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk elements otherwise identified in Item 1 under "Risks Particular to our Business." Furthermore, even though we believe our current operations will achieve a certain level of earnings on an annual basis, our interim results are subject to seasonal trends.

Back to Contents

Sources of Growth

Management believes that a comparison of “same store” growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth. This “same store” analysis isolates the financial contributions from operations that have been included in the Company’s operating results for the full comparable prior year period. The table below presents “same store” comparisons for the year ended December 31, 2003 (which is the measure of any increase from the same period of 2002).

For the year ended December 31, 2003

Domestic	36.9%
International	N/A

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.1 million and $2.3 million as of December 31, 2003 and 2002. Working capital totaled $16.3 million and $5.3 million at December 31, 2003 and 2002.

Cash used in operating activities was $2.7 million for 2003 compared to $0.6 million used in 2002, which included an increase of $11.0 million in working capital.

Net cash used in investing activities was $17.2 million in 2003 compared to $12.5 million in 2002. Investing activities were driven principally by the acquisition of new businesses. We deployed $9.4 million for the acquisition of new businesses in 2003 compared to $10.5 million in 2002 and $3.2 million in support of our web-based operating platform, Tech-Logis, in 2003 compared to $0.2 million in 2002. In addition, we funded $3.5 million in earn-out payments in 2003.

Cash from financing activities generated $20.7 million in 2003 compared to cash provided by financing activities of $0.2 million in 2002, with the majority of the increase due to the Company’s two private placements of equity.

We expect to pay approximately $6.6 million in cash for earn-outs on or around April 1, 2004, based on the performance of our acquired companies relative to their respective pre-tax earnings targets.

On July 18, 2002 we completed a private exchange transaction that eliminated approximately $44.6 million of our Series C preferred stock. The terms of the Series C preferred stock would have significantly constrained our future growth opportunities. In return for eliminating the Series C preferred stock, we issued 1,911,071 shares of common stock, warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 per share for a term of three (3) years, and a new class of Series D preferred stock that would convert into 3,607,450 shares of our common stock no later than December 31, 2004. The terms of the Series D preferred stock were structured to make it much like a common equity equivalent in that (1) it receives no dividend, (2) it is subordinated to new rounds of equity, and (3) it held a limited liquidation preference which expired at the end of 2003. In addition, the holders of the Series D preferred stock were restricted from selling the common stock received upon conversion of the Series D preferred stock until July 19, 2003 and are now permitted limited resale based on trading volume through July 19, 2004. At March 1, 2004 there were 309,397 shares of the Series D preferred stock outstanding.

In March 2003, we completed a private placement of 4,470,000 shares of our common stock in exchange for gross proceeds of approximately $6.1 million. This placement yielded net proceeds of $5.5 million for the Company, after the payment of placement agent fees and other out-of-pocket costs associated with the placement.

On October 16, 2003, we completed the private placement of 5,983,500 shares of our common stock at a price of $2.20 per share. In connection with this transaction, we realized gross proceeds of $13.2 million and paid a brokerage fee of four (4%) percent, or $0.5 million.

We may receive proceeds in the future from the exercise of warrants and options outstanding as of March 1, 2004 in accordance with the following schedule:

	Number of Shares	Proceeds

Options outstanding under our Stock Option Plan	10,313,634	$15,522,126
Non-Plan Options	1,326,700	2,774,250
Warrants	1,487,563	1,547,573

Total	13,127,897	$19,843,949

Back to Contents

We believe that our current working capital, our anticipated cash flow from operations and our existing credit facility are adequate to support our existing operations and to implement our acquisition strategy in the short term. However, we will need additional financing to pursue our acquisition strategy in the longer term. We intend to finance these acquisitions primarily through the use of cash, funds from our debt facility and shares of our common stock or other securities. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

To ensure that we have adequate near-term liquidity, we maintain a revolving credit facility of $20.0 million (the “Facility”) with LaSalle Business Credit, Inc. that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. There were no advances against the Facility at December 31, 2003. We expect that the cash flow from our existing operations and any other subsidiaries acquired during the year will be sufficient to support our operations and some portion, if not all, of the contingent earn-out payments or other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary uses of capital in the near term will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund.

Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $5.0 million or more.

On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon 2003 performance, the former Air Plus shareholders are entitled to receive $5.0 million on April 1, 2004. On a cumulative basis, Air Plus has generated $12.8 million in adjusted earnings, providing its former shareholders with a total of $8.0 million in earn-out payments and excess earnings of $0.8 million to carryforward and apply to future earnings targets. In total, the former Air Plus shareholders have elected to receive $7.6 million in cash with the balance payable in Company common stock.

On April 4, 2002, we acquired SLIS (f/k/a Global Transportation Services, Inc.), a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of Global. We agreed to pay the former Global shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if Global achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former Global shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target (“Global’s tier-two earn-out”). Under Global’s tier-two earn-out, the former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. Global would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2003 performance, the former Global shareholders are entitled to receive $1.0 million on April 1, 2004. On a cumulative basis, Global has generated $9.3 million in adjusted earnings, providing its former shareholders with a total of $1.8 million in cash earn-out payments and excess earnings of $5.8 million to carryforward and apply to future earnings targets.

Back to Contents

On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target (“United American’s tier-two earn-out”). Under United American’s tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon 2003 performance, the former United American shareholder is entitled to receive $0.2 million on April 1, 2004. On a cumulative basis, United American has generated $2.4 million in adjusted earnings, providing its former shareholder with a total of $0.4 million in cash earn-out payments and a cumulative earnings shortfall of $2.0 million. In future years, earnings in excess of the $2.2 million target would first be applied against the $2.0 million shortfall.

On June 20, 2003, through our indirect wholly owned subsidiary, Stonepath Logistics Government Services, we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. The Company has also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earns $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target ("Regroup's tier-two earn-out"). Under Regroup's tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.

On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, the Company also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of Company common stock, on a post-closing basis. Based upon 2003 performance, G-Link is entitled to receive $0.2 million on April 1, 2004.

Back to Contents

On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction is valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company’s common stock paid at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company has agreed to pay Shaanxi for 55% of its closing date working capital.

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

The following table summarizes our contingent base earn-out payments for the years indicated based on results of the prior year (in thousands)(1)(2)(3):

	2005	2006	2007	2008	2009	Total

Earn-out payments:
Domestic	$9,040	$8,050	$2,500	$2,500	$—	$22,090
International	2,804	2,804	3,176	1,442	909	11,135

Total earn-out payments	$11,844	$10,854	$5,676	$3,942	$909	$33,225

Prior year pre-tax earnings targets (4)
Domestic	$12,306	$12,306	$3,500	$3,500	$—	$31,612
International	6,546	6,546	7,602	2,940	1,823	25,457

Total pre-tax earnings targets	$18,852	$18,852	$11,102	$6,440	$1,823	$57,069

Earn-outs as a percentage of prior year pre-tax earnings targets:
Domestic	73.5%	65.4%	71.4%	71.4%	—	69.9%
International	42.8%	42.8%	41.8%	49.1%	49.9%	43.7%
Combined	62.8%	57.6%	51.1%	61.2%	49.9%	58.2%

(1)	Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2)	During the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

(3)	Only transactions closed as of December 31, 2003 are included in this schedule.

(4)	Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangible assets created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs.

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

Back to Contents

New Accounting Pronouncements

In January 2003 (and revised in December 2003), the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 did not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our interest incurred and our cash flows. We place our cash with high credit quality financial institutions and invest that cash in money market funds and investment grade securities with maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. Our credit facility bears interest at a variable rate. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by approximately $35,500 and $47,300, respectively. We do not invest in derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

Our financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 and footnotes related thereto are included within Item 15(a) of this Report and may be found at pages 53 through 77. Schedule II – Valuation and Qualifying Accounts, may be found on page 78.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Other than as discussed in the fourth paragraph of this Item 9A, there have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In January 2004, the Company restated its consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002, as a result of an error discovered in the legacy accounting processes of Stonepath Logistics International Services, Inc. (f/k/a "Global Transportation Systems, Inc.") and Global Container Line, Inc., its wholly owned subsidiary. The Company determined that a process error existed which resulted in the failure to eliminate certain intercompany transactions in consolidation. This process error had been embedded within the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.

The Company believes that the presence of this error, in and of itself, constitutes a reportable condition as defined under standards established by the American Institute of Certified Public Accountants. A reportable condition is a significant deficiency in the design or operation of internal controls, which could adversely affect an organization's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company commenced an overall review of its internal controls over financial reporting. As part of the assessment of its internal controls over financial reporting, the Company is focusing on its recent growth in terms of both size and complexity, coupled with the fact that its finance and accounting functions are largely decentralized. Although this review is not yet completed, the Company has initiated an immediate change in process to correct the error that occurred and to reduce the likelihood that a similar error could occur in the future.

Back to Contents

As of the date of this Report, the Company believes it has a plan that, when completed, will eliminate the reportable condition described above. There were no other changes during the fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our directors and executive officers as of March 1, 2004 were as follows:

Name	Age	Position

Dennis L. Pelino	56	Chairman of the Board of Directors and Chief Executive Officer
Gary A. Koch	45	Chief Executive Officer of Stonepath Logistics Domestic Services, Inc.
Jason F. Totah	44	Chief Executive Officer of Stonepath Logistics International Services, Inc.
Bohn H. Crain	40	Chief Financial Officer and Treasurer
Stephen M. Cohen	47	Senior Vice President, General Counsel and Secretary
Thomas L. Scully	54	Vice President and Controller/Principal Accounting Officer
J. Douglass Coates	61	Director
John H. Springer (2)	47	Director
David R. Jones (1)(2)	55	Director
Aloysius T. Lawn, IV (1)(2)	45	Director
Robert McCord (1)	45	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

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

Gary A. Koch serves as the Chief Executive Officer of Air Plus and Stonepath Logistics Domestic Services, Inc. Mr. Koch co-founded Air Plus in May 1990. In ten years, he built Air Plus into a transportation logistics company serving a customer base of manufacturing distributors and national retail chains with close to $60.0 million in annual revenues, over 200 employees and 16 offices in North American cities. Mr. Koch has over twenty years of logistics experience in the U.S. and Canadian markets with expertise in traditional air freight and distribution logistics. Mr. Koch received a B.S. in Marketing from Purdue University.

Jason F. Totah serves as the Chief Executive Officer of Stonepath Logistics International Services, Inc. (SLIS, f/k/a Global Transportation Services, Inc.). Mr. Totah joined Global in 1990 and has held several positions including Seattle Branch manager and Senior Vice President, Sales and Marketing, and Senior Vice President of Sales and Operations.  Prior to joining Global, he worked in international logistics for Amoco Petroleum, stationed in various locations around the world. He graduated from Oregon State in 1983 with a degree in Agriculture Engineering.

Back to Contents

Bohn H. Crain has served as our Chief Financial Officer since January 10, 2002 and our Treasurer since May 30, 2002. Mr. Crain has over 15 years of experience in finance and accounting as well as extensive knowledge of transportation and logistics. Prior to joining Stonepath's executive team, he served from January 2001 to September 2001 as Executive Vice President and Chief Financial Officer for Schneider Logistics, Inc., a third-party logistics company. Before Schneider, Mr. Crain served from May 2000 to January 2001 as Vice President and Treasurer for Florida East Coast Industries, Inc., and from June 1989 to May 2000, he held various Vice President and treasury positions with CSX and various of its subsidiaries. Mr. Crain holds a B.S. in Business Administration – Accounting from the University of Texas.

Stephen M. Cohen has served as the Company's Senior Vice President, General Counsel and Secretary since April 2000. Since 1980, Mr. Cohen has been engaged in the practice of law, having most recently been a shareholder of Buchanan Ingersoll P.C. from March 1996 to April 2000 and a partner at Clark, Ladner, Fortenbaugh & Young from March 1990 to March 1996. Mr. Cohen's practice focused on corporate finance and federal securities matters. Mr. Cohen received a B.S. in Accounting from the School of Commerce and Finance of Villanova University, a J.D. from Temple University and a L.L.M. in Taxation from Villanova University School of Law.

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

John H. Springer has served as a member of our Board of Directors since May 2003. Mr. Springer has extensive global supply chain management and logistics experience, having held both domestic U.S. and international logistics positions at IBM Corporation, Union Pacific Corporation's third party logistics unit, and at Dell Computer from 1995 to 2002. Mr. Springer joined Nike Inc. in 2002 and is its Director of Global Operations – Nike Golf. Mr. Springer has been active in the Council of Logistics Management throughout his career, including holding the position of President for the Central Texas region. He earned his B.S. at Syracuse University in Transportation & Distribution Management, and his MBA from St. Edwards University in Austin, Texas.

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

Aloysius T. Lawn has served as a member of our Board of Directors since February 2001. Mr. Lawn is the Executive Vice President – General Counsel and Secretary of Talk America Holdings, Inc., an integrated communications service provider with programs designed to benefit the residential and small business markets. Prior to joining Talk America Holdings, Inc. in 1996, Mr. Lawn was an attorney in private practice with extensive experience in private and public financings, mergers and acquisitions, securities regulation and corporate governance from 1985 through 1995. Mr. Lawn graduated from Yale University and Temple University School of Law.

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

Back to Contents

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K. We intend to provide any disclosures which are required by the rules of the Securities and Exchange Commissions, or which we otherwise determine to be appropriate, with respect to amendments of, and waivers from our Code of Ethics by posting such disclosures on our Internet website, www.stonepath.com.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during 2003 all reporting persons timely complied with all filing requirements applicable to them.

Item 11.	Executive Compensation

The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2003 to or for the benefit of our Chief Executive Officer and our four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

Back to Contents

     Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation Awards

Name and Principal Position		Salary	Bonus	Restricted	Number of Options(1)		All Other Compensation(2)
				Stock
				Awards

Dennis L. Pelino, Chairman	2003	$360,000	—	—	700,000	(3)	—
and Chief Executive Officer	2002	$360,000	—	—	1,900,000	(4)	—
	2001	$158,691	$180,000	—	1,800,000	(5)	—

Stephen M. Cohen, Senior	2003	$200,000	$40,000	—	60,000	(6)	$62,000
Vice President, General	2002	$200,000	$15,000	—	100,000	(7)	$62,000
Counsel and Secretary	2001	$227,884	$50,000	—	750,000	(8)	—

Bohn H. Crain, Chief Financial	2003	$200,000	—	—	325,000	(9)	—
Officer and Treasurer	2002	$200,000	$37,500	—	350,000	(10)	$44,000

Gary A. Koch, Chief Executive	2003	$270,509	—	—	—		—
Officer of Stonepath	2002	$264,497	—	—	—		—
Logistics Domestic Services,	2001	$69,950	—	—	—		—
Inc.

Jason F. Totah, Chief Executive Officer of	2003	$259,436	150,000	—	—		—
Stonepath Logistics	2002	$187,500	131,250	—	—		—
International Services, Inc.

(1)	This table does not include options that were granted to the Named Executive Officers during the first quarter of 2004, as follows: 1,034,600 to Dennis L. Pelino; 100,000 to Stephen M. Cohen; 123,300 to Bohn H. Crain; 150,000 to Gary A. Koch and 93,100 to Jason F. Totah.

(2)	During the periods reflected, certain of the officers named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. The dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year, unless otherwise noted.

(3)	These options were granted on March 10, 2003. The first grant of 300,000 options vested immediately. The second grant of 400,000 options vest to the extent of 133,334 on the first anniversary date of the award date and to the extent of 133,333 on the second and third anniversaries of the award date.

(4)	These options were granted on July 3, 2002 and vest to the extent of 633,334 on the first anniversary of the award date and to the extent of 633,333 on the second and third anniversaries of the award date, with 100% acceleration of vesting in the event of a change of control transaction. These options also vest fully upon death, disability, or termination of employment without cause.

(5)	These options were granted in conjunction with Mr. Pelino's employment by the Company on June 21, 2001 and are fully vested.

(6)	The first grant of 10,000 options occurred on March 25, 2003. One-third of the options vested on the grant date with the remainder vesting over the following 24 months. The second grant of 50,000 options occurred on September 5, 2003. These options vest to the extent of 16,666.66 on the first, second and third anniversaries of the award date.

(7)	These options were granted on July 3, 2002. Twenty five percent of the options vest on July 3, 2003 and the remainder vest pro rata over the following 36 months, with 100% acceleration of vesting following a change of control transaction.

Back to Contents

(8)	These options were granted in conjunction with an amendment to Mr. Cohen's employment agreement during April 2001. They vest pro rata over the thirty-six (36) month period of his employment through April 2004, with 100% acceleration of vesting following change of control, or upon a termination of employment without cause. In the event of death or disability, the options which would have become vested within the next 12 months become vested.

(9)	The first grant of 200,000 options occurred on February 24, 2003. Twenty-five percent of the options vested on the grant date with the remainder vesting over the following 36 months. The second grant of 25,000 options occurred on March 25, 2003. One-third of the options vested on the grant date with the remainder vesting over the following 24 months. The third grant of 100,000 occurred on September 5, 2003. These options vest to the extent of 33,333.33 on the first and second anniversaries of the award date and to the extent of 33,333.34 on the third anniversary of the award date.

(10)	150,000 of these options were granted on January 10, 2002, of which 50,000 vested on January 10, 2003, with the remainder vesting over the following 24 months and with 100% acceleration of vesting following a change of control transaction or upon a termination of employment without cause. 200,000 of these options were granted on July 3, 2002, of which 50,000 vested on July 3, 2003, with the remainder vesting pro rata over the following 36 months and with 100% acceleration of vesting following a change of control transaction, or upon a termination of employment without cause.

Employment Agreements

On March 10, 2004, effective as of January 1, 2004, we entered into an amended employment agreement with our Chief Executive Officer, Dennis L. Pelino. This agreement amended our prior agreements with Mr. Pelino dated February 22, 2002 and June 21, 2001. Pursuant to this amendment, we have agreed to extend the term of employment of Mr. Pelino as our Chief Executive Officer through June 2009. The amendment also increased the annual compensation payable to Mr. Pelino by granting him, in addition to his current base salary of $360,000, options to purchase 359,000 shares of our common stock which vest in equal installments over the term of his employment. This grant of options was intended to provide Mr. Pelino with incremental compensation of $700,000 over the term of his employment. In addition to his base salary, Mr. Pelino is entitled to bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Mr. Pelino is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to the employment agreement, Mr. Pelino is also entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

As of April 19, 2001, we entered into a three-year employment agreement with our General Counsel, Stephen M. Cohen. This was further modified effective December 27, 2001. This had the effect of amending and restating our prior employment agreement with Mr. Cohen entered into in April 2000. Pursuant to this Agreement, we have agreed to employ Mr. Cohen as our General Counsel through April 19, 2004 at an annual base salary of $200,000. In addition to his annual base salary, Mr. Cohen’s employment agreement provides for bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Mr. Cohen is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to his employment agreement, Mr. Cohen is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

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

Back to Contents

Change in Control Arrangements

Our Chief Executive Officer, Chief Financial Officer and General Counsel are each employed under agreements that contain change in control arrangements. If employment of any of these officers is terminated following a change in control (other than for cause), then we must pay such terminated employee a termination payment equal to 2.99 times his salary and bonus, based upon the average annual bonus paid to him prior to termination of his employment. In addition, all of their unvested stock options shall immediately vest as of the termination date of their employment due to a change in control. In each of their agreements, a change in control is generally defined as the occurrence of any one of the following:

•	any “Person” (as the term “Person” is used in Section 13(d) and Section 14(d) of the Securities Exchange Act of 1934), except for the effected employee, becoming the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

•	a contested proxy solicitation of our stockholders that results in the contesting party obtaining the ability to vote securities representing 50% or more of the combined voting power of our then-outstanding securities;

•	a sale, exchange, transfer or other disposition of 50% or more in value of our assets to another Person or entity, except to an entity controlled directly or indirectly by us;

•	a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquirer immediately following the transaction, or if a plan involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws is adopted; or

•	during any period of twelve consecutive months, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority of the Board of Directors unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

Notwithstanding the foregoing, a “change of control” is not deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, any entity in which the effected employee has, directly or indirectly, at least a 25% equity or ownership interest; or (ii) in a transaction otherwise commonly referred to as a “management leveraged buy-out.”

In addition, the existing stock options granted to these executive officers fully vest upon a “change in control,” as defined within our Stock Incentive Plan.

Directors Compensation

Non-employee directors are paid $3,750 per quarter, provided that each member attends 75% of all meetings. In addition, a quarterly fee of $3,750 is paid to the chairman of the Audit and Compensation Committees. Upon joining our Board of Directors, each of our non-employee directors received an option to purchase 50,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant. One-half of these options vested on the first anniversary of the director's membership on the Board, and the balance vest on the second anniversary of Board membership. On November 5, 2002 each member of our Audit Committee received options to purchase 15,000 shares of our common stock at an exercise price of $1.45 per share (of which 50% vested on November 5, 2003 and the balance vest on November 5, 2004, contingent upon continued Board service). In addition, on January 23, 2004, the chairmen of each of our Audit Committee and Compensation Committee received options to purchase 25,000 shares of our common stock at an exercise price of $3.05 per share (of which 50% vest on January 23, 2005 and the balance vest on January 23, 2006, contingent upon continued Board service).

Back to Contents

Stock Options and Warrants

The following table sets forth information on option grants in fiscal 2003 to the Named Executive Officers.

Option Grants in Last Fiscal Year

Name	Number of Options Granted	% of Total Options Granted to Employees in Fiscal-Year	Exercise Price	Market Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%	10%

Dennis L. Pelino	300,000	16.79%	$1.68	$1.68	March 2013	$316,963	$803,246
	400,000	22.38%	$2.00	$1.68	March 2013	294,617	942,995
Stephen M. Cohen	10,000	0.56%	$1.81	$1.81	March 2013	11,383	28,847
	50,000	2.80%	$2.24	$2.24	September 2013	70,436	178,499
Bohn H. Crain	200,000	11.19%	$1.53	$1.53	February 2013	192,442	487,685
	25,000	1.40%	$1.81	$1.81	March 2013	28,457	72,117
	100,000	5.60%	$2.24	$2.24	September 2013	140,872	356,998
Gary A. Koch	—	—	—	—	—	—	—
Jason F. Totah	—	—	—	—	—	—	—

The following table sets forth information concerning year-end option values for fiscal 2003 for the Named Executive Officers. The value of the options was based on the closing price of our common stock on December 31, 2003 of $2.26.

     Fiscal Year End Option Values

			Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End

	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Dennis L. Pelino(1)	—	—	2,733,334	1,666,666	$ 3,374,001	$ 1,319,999
Stephen M. Cohen(2)	—	—	707,917	202,083	1,143,292	203,208
Bohn H. Crain(3)	—	—	252,082	422,918	172,270	250,980
Gary A. Koch(4)	—	—	70,833	129,167	68,000	123,999
Jason F. Totah(5)	—	—	112,500	137,500	33,000	57,000

(1)	Does not include the grant to Mr. Pelino on January 23, 2004 of options to purchase 550,000 shares of the Company’s common stock at an exercise price of $3.05 per share, or the grant to Mr. Pelino on February 26, 2004 of options to purchase 125,600 shares of the Company’s common stock at an exercise price of $3.38 per share, or the grant to Mr. Pelino on March 11, 2004 of options to purchase 359,000 shares of the Company’s common stock at an exercise price of $3.75 per share.

(2)	Does not include the grant to Mr. Cohen on January 9, 2004 of options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.38 per share.

(3)	Does not include the grant to Mr. Crain on January 9, 2004 of options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.38 per share, or the grant to Mr. Crain on February 26, 2004 of options to purchase 23,300 shares of the Company’s common stock at an exercise price of $3.38 per share.

(4)	Does not include the grant to Mr. Koch on January 9, 2004 of options to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.38 per share.

(5)	Does not include the grant to Mr. Totah on January 9, 2004 of options to purchase 80,000 shares of the Company’s common stock at an exercise price of $2.38 per share, or the grant to Mr. Totah on February 26, 2004 of options to purchase 13,100 shares of the Company’s common stock at an exercise price of $3.38 per share.

Back to Contents

Outstanding Stock Options

The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the “Stock Incentive Plan”) covers 13,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

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

Generally, most of the options under the Stock Incentive Plan are granted subject to periodic vesting over a period of between three and four years, contingent upon continued employment with the Company. In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 1,326,700 shares of common stock. The following schedule identifies the vesting schedule associated with all of the Company’s outstanding options:

	Plan	Non-Plan	Total

Vested as of 12/31/03	5,039,597	1,326,700	6,366,297
To vest in 2004	2,324,127	—	2,324,127
To vest in 2005	1,880,577	—	1,880,577
To vest in 2006	1,043,916	—	1,043,916
To vest in 2007	25,417	—	25,417

	10,313,634	1,326,700	11,640,334

At March 1, 2004, these options were outstanding at the following exercise prices:

Number of Options

Plan	Non-Plan	Total	Range of Exercise Prices

3,248,334	1,109,500	4,357,834	$0.50 to $1.00
4,567,100	—	4,567,100	$1.01 to $2.00
2,498,200	144,000	2,642,200	$2.01 to $4.00
—	73,200	73,200	$6.38 to $17.50

10,313,634	1,326,700	11,640,334

Outstanding Warrants

As of March 1, 2004, warrants to purchase 1,487,563 shares of common stock were outstanding. Most of these warrants were granted in connection with investment related transactions. With the exception of warrants to purchase 50,000 shares at $1.23 per share, and warrants to purchase 99,000 shares at $1.49 per share, all of the remaining warrants are subject to an exercise price of $1.00 per share and expire in July 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information with respect to the beneficial ownership of common stock and Series D preferred stock owned, as of March 1, 2004, by:

•	the holders of more than 5% of any class of the Company's voting securities;

Back to Contents

•	each of the directors;

•	each of the executive officers; and

•	all directors and executives officers of the Company as a group.

As of March 1, 2004, an aggregate of 39,004,242 shares of common stock and 309,397 shares of Series D preferred stock were issued and outstanding. Each share of Series D preferred stock is convertible into ten shares of our common stock. For purposes of computing the percentages under the following tables, it is assumed that all options and warrants to acquire common stock which have been issued to the directors, executive officers and the holders of more than 5% of common stock and are fully vested or will become fully vested within 60 days from March 1, 2004 have been exercised by these individuals and the appropriate number of shares of common stock have been issued to these individuals.

COMMON STOCK

Name of Beneficial Owner	Position	Shares Owned Beneficially and of Record(1)	Percentage of Class

Dennis L. Pelino(2)	Officer, Director	3,581,824	8.49%
Stephen M. Cohen(3)	Officer	845,878	2.12%
Bohn H. Crain(4)	Officer	379,095	*
Thomas L. Scully(5)	Officer	46,462	*
Gary A. Koch(6)	(7)	595,579	1.52%
Jason F. Totah(8)	(9)	202,267	*
David R. Jones(10)	Director	142,500	*
Aloysius T. Lawn, IV(11)	Director	57,500	*
Robert McCord(12)	Director	100,000	*
J. Douglass Coates(13)	Director	50,000	*
John H. Springer(14)	Director	—	*

All directors and executive officers as a group (11 people)		6,001,105	13.63%

(*)	Less than one percent.

(1)	The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC under the Exchange Act. They may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power. The number of shares beneficially owned by the individual may include options to purchase shares of our common stock exercisable as of, or within 60 days of, the date of this prospectus. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	Includes 406,222 shares of common stock held by the Dennis L. Pelino and Meredith L. Pelino Declaration of Trust, of which Dennis L. Pelino and his spouse are trustees and beneficiaries, though beneficial ownership of which may be disclaimed. Also includes 3,175,602 shares of common stock issuable upon exercise of vested options. Does not include 1,899,998 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004. Also, does not include options to purchase 359,000 shares of common stock that were granted after March 1, 2004.

Back to Contents

(3)	Includes 11,850 shares of common stock. Also includes 834,028 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 175,972 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(4)	Includes 17,600 shares of common stock. Also includes 361,495 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 436,805 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(5)	Includes 46,462 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 67,838 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(6)	Includes 458,079 shares of common stock held by the Revocable Trust of Gary A. Koch, of which Gary A. Koch is the trustee and a beneficiary, beneficial ownership of which may be disclaimed. Also includes 137,500 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 212,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(7)	Chief Executive Officer of Stonepath Logistics Domestic Services, Inc., a wholly owned subsidiary of the Company.

(8)	Includes 202,267 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 140,833 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(9)	Chief Executive Officer of Stonepath Logistics International Services, Inc., a wholly owned subsidiary of the Company.

(10)	Includes 85,000 shares of common stock. Also includes 57,500 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 32,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(11)	Includes 57,500 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 32,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(12)	Includes 100,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 1, 2004.

(13)	Includes 50,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 1, 2004.

(14)	Does not include 50,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

Back to Contents

	SERIES D PREFERRED STOCK

Name of Beneficial Owner	Shares of Series D Preferred Stock Owned Beneficially and of Record (1)(2)	Percentage of Class

Brown Simpson Partners I, Ltd. Carnegie Hall Tower 152 West 57th Street, 21st Floor New York, NY 10019	201,184	65.0%

Schottenfeld Associates, L.P. 880 Third Avenue, 16th Floor New York, NY 10022	25,451	8.2%

CSL Associates LP 399 Park Avenue – 37th Floor New York, NY 10020	20,119	6.5%

Norton Herrick Irrevocable Securities Trust 20 Community Place, 2nd Floor Morristown, NY 07960	39,201	12.7%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Series D preferred stock beneficially owned by them.
(2)	Each of the shares of Series D preferred stock converts into ten shares of the Company’s common stock. Shares of the Series D preferred stock have limited voting rights, on an as converted to common stock basis, in connection with a consolidation, sale or merger of the Company that could result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on the securities authorized for issuance under our equity compensation plans, see “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Participation of Chief Executive Officer in Recent Private Placement Transaction

At the request of one of the lead investors, Dennis L. Pelino, our Chief Executive Officer, purchased 100,000 shares of our common stock at a price of $1.54 per share in the private placement transaction that was completed on March 7, 2003. Mr. Pelino’s purchase price represented a 14.1% premium over the purchase price of $1.35 paid by the non-affiliated investors in the transaction.

Payments to Former Executive Officer

During 2002 and 2003, we made aggregate severance payments of $575,000 to Andrew Panzo, a former executive officer, in connection with a December 14, 2001 Separation Agreement in which Mr. Panzo resigned his position as an officer of the Company. In connection with the Separation Agreement, we also agreed to cover Mr. Panzo and his family on our medical plan during 2002 and to accelerate the vesting of the balance of his options to purchase 1,270,000 shares of our common stock. As of December 14, 2001, Mr. Panzo had already vested in 1,102,500 of these options.

Loans to Officers

In connection with our acquisition of Global on April 4, 2002, we advanced the sum of $350,000 to Jason Totah. Mr. Totah was a former shareholder of Global and is a significant employee of the Company, serving as the President of Stonepath Logistics International Services, Inc. The advance to Mr. Totah is to be repaid through 2006 by offset against the earn-out amounts that are otherwise due to Mr. Totah under the Stock Purchase Agreement. The balance of Mr. Totah’s advance was $175,000 at December 31, 2003.

Under the terms of our employment agreement with Mr. Cohen, we provided him with a loan in the principal amount of $100,000 in April 2001. The loan accrues interest at the rate of 8% per annum and is due on April 17, 2004, or such earlier date that Mr. Cohen shall have received aggregate proceeds of $5,000,000 from the sale of his options or the shares of common stock underlying his options. However, Mr. Cohen is not required to repay the loan if by April 17, 2004, the sum of the proceeds which he has received from the sale of his options or the shares of common stock underlying his options and the remaining equity in the options as of April 17, 2004 does not equal or exceed $5,000,000.

Back to Contents

Related Party Lease

Air Plus leases certain of its office and warehouse facilities from Gary Koch. Mr. Koch was a former shareholder of Air Plus and is a significant employee of the Company, serving as the Chief Executive Officer of Air Plus and Stonepath Logistics Domestic Services, Inc. The Company paid $187,000 to Mr. Koch in each of the years ended December 31, 2003 and 2002. Payments under the lease with Mr. Koch were determined by reference to comparable rents, and management believes the amounts payable thereunder represent fair market rates.

Amendment and Restatement of Employment Arrangements with Executive Officers

On March 11, 2004, we entered into an amended employment agreement with our Chief Executive Officer, Dennis L. Pelino. This agreement amended our prior agreements with Mr. Pelino dated February 22, 2002 and June 21, 2001 to extend the term of his employment through June 2009, and to award Mr. Pelino a salary increase in the form of additional options that vest over the period of the employment agreement. On October 18, 2001, we amended the terms of the options granted to Mr. Pelino under his original employment agreement dated June 21, 2001. We further amended the terms of Mr. Pelino’s options on July 3, 2002, when we accelerated the vesting of his original options to purchase 1,800,000 shares of our common stock and granted him options to purchase an additional 1,900,000 shares of our common stock.

Effective as of February 1, 2003, we entered into an amended employment agreement with our Chief Financial Officer, Bohn H. Crain. This agreement amended and restated our prior agreement with Mr. Crain dated January 10, 2002.

Item 14.	Principal Accountant Fees and Services

For the years ended December 31, 2003 and 2002, professional services were provided to the Company by KPMG LLP. The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002, and fees billed for other services rendered by KPMG LLP during those periods.

	2003	2002

Audit fees(1)	$656,883	$299,000
Audit related fees(2)	125,000	124,292
Tax fees(3)	73,900	24,400
All other fees	—	—

Total	$855,783	$447,692

(1)	Represents the aggregate fees billed for the audit of the Company's annual financial statements, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and services rendered in connection with SEC registration statements and filings

(2)	Represents fees billed for acquisition related services

(3)	Represents fees billed for tax consulting services, primarily related to international acquisitions

Our Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the services for which fees are listed above were pre-approved by our Audit Committee.

Back to Contents

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:

	1.	Consolidated Financial Statements:

		Independent Auditors' Report	46

		Consolidated Balance Sheets as of December 31, 2003 and 2002	47
		Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	48
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001	49
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	51
		Notes to Consolidated Financial Statements	52

	2.	Financial Statement Schedule:
		Schedule II – Valuation and Qualifying Accounts	78

(b)	Reports on Form 8-K:

	We filed two reports on Form 8-K during the fiscal quarter ended December 31, 2003:

	(i)	Form 8-K dated November 11, 2003 providing information pursuant to Regulation FD relative to the Company’s results for the quarterly period ended September 30, 2003.

	(ii)	Form 8-K dated December 29, 2003 providing information pursuant to Regulation FD relative to the completion of several acquisitions, 2004 forecasted results of operations, and revisions to the Company’s 2003 forecasted revenues.

(c)	Exhibit Listing:

Exhibit Number	Document

2.1(1)	Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as shareholders’ agent)

2.2(1)	First Amendment to Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as shareholders’ agent)

2.3(2)	Stock Purchase Agreement dated March 5, 2002 by and among Stonepath Group, Inc., Stonepath Logistics International Services, Inc. and Global Transportation Services, Inc. and the Shareholders of Global Transportation Services, Inc. and Jason F. Totah (as shareholders’ agent)

2.4(3)	Stock Purchase Agreement dated April 9, 2002 by and among Stonepath Logistics Domestic Services, Inc. and United American Acquisitions and Management, Inc., d/b/a United American Freight Services, Inc. and Douglas Burke

2.5(3)	Amendment to Stock Purchase Agreement dated May 30, 2002 by and among Stonepath Logistics Domestic Services, Inc., and United American Acquisitions and Management, Inc., d/b/a United Freight Services, Inc. and Douglas Burke

2.6(4)	Asset Purchase Agreement by and among Stonepath Logistics Government Services, Inc. (f/k/a “Transport Specialists, Inc.”), Regroup Express L.L.C. and Jed J. Shapiro and Charles R. Cain, the sole members of Regroup Express LLC, dated June 4, 2003

2.7(5)	Asset Purchase Agreement by and among Stonepath Holdings (Hong Kong) Limited, G Link Express Logistics (Singapore) Pte. Ltd, G Link Express Pte. Ltd and the shareholders of G Link Express Pre. Ltd, dated August 8, 2003

2.8(5)	Asset Purchase Agreement by and among Stonepath Holdings (Hong Kong) Limited, G Link Express (Cambodia) Pte. Ltd and the shareholders of G Link Express (Cambodia) Pte. Ltd. dated August 8, 2003

Back to Contents

Exhibit Number	Document

3.1(6)	Amended and Restated Certificate of Incorporation

3.2(7)	Certificate of Amendment to the Certificate of Incorporation

3.3(7)	Amended and Restated Bylaws

3.4(8)	Certificate of Designation of Series D Convertible Preferred Stock

4.1(6)	Specimen Common Stock Certificate for Stonepath Group, Inc.

4.2(9)	Form of Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock

4.3(10)	Form of Amendment to Common Stock Purchase Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002

4.4(10)	Form of Contingent Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002

4.5(8)	Form of Exchange Agreement by and between the Company and certain holders of the Company’s Series C Convertible Preferred Stock

4.6(11)	Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (the “Plan”)

4.7(12)	Form of Stock Option Agreement under the Plan

4.8 (12)	Form of Non-Plan Option to Purchase Common Stock of the Company

4.9(13)	Form of Subscription Agreement by and between the Company and certain purchasers of common shares (including exhibit providing for registration rights)

4.10(13)	Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated October 16, 2002

4.11(9)	2003 Employee Stock Purchase Plan

4.12(13)	Form of Initial Warrants issued to Stonegate Securities, Inc as of October 16,2002

4.13(13)	Form of Representative’s Warrants issued to Stonegate Securites as of March 6, 2003

4.14(14)	Form of subscription agreement by and between the Company and certain holders of common stock (including the exhibit providing for registration rights)

4.15(14)	Amendment to Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated as of July 29, 2003

10.1(15)	Amended and Restated Employment Agreement between the Company and Dennis L. Pelino dated February 22, 2002

10.2(16)	Amended and Restated Employment Agreement between the Company and Stephen M. Cohen dated April 19, 2001

10.3(15)	Letter Agreement between the Company and Stephen M. Cohen dated December 27, 2001

10.4(13)	Amended and Restated Employment Agreement between the Company and Bohn H. Crain dated February 24, 2003

10.5(17)	Separation Agreement between the Company and Andrew P. Panzo dated December 11, 2001

10.6(1)	Executive Employment Agreement between M.G.R. Inc. and Gary Koch dated as of October 5, 2001

10.7(13)	Executive Employment Agreement between Global Transportation Services, Inc. and Jason F. Totah dated April 4, 2002

10.8(18)	Stonepath Group, Inc. 401(k) Profit Sharing Plan.

Back to Contents

Exhibit Number	Document

10.9(19)	Loan and Security Agreement dated as of May 15, 2002 between LaSalle Business Credit, Inc. and Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Transportation Services, Inc., Global Container Line, Inc., M.G.R., Inc., d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc. and Stonepath Operations, Inc.

10.10(11)	Amendment to Loan and Security Agreement dated May 15, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc., and Transport Specialists, Inc.

10.11(20)	Second Amendment to Loan and Security Agreement dated September 5, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc.

10.12(11)	Third Amendment to Loan and Security Agreement dated December 23, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc.

10.13(11)	Fourth Amendment and Consent Agreement to Loan and Security Agreement dated January 30, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc.

10.14(11)	Modification to Employment Agreement of Dennis L. Pelino dated March 11, 2004

11(11)	Code of Ethics

12(11)	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1(11)	Subsidiaries of Stonepath Group, Inc.

23.1(11)	Independent Auditors’ Consent

31.1(11)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(11)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(11)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2(11)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

Back to Contents

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated October 5, 2001, filed October 19, 2001
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 4, 2002, filed April 19, 2002
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2002, filed June 12, 2002
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 20, 2003, filed July 7, 2003
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 8, 2003, filed on August 13, 2003
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-88629) filed October 8, 1999
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001
(8)	Incorporated by reference to Amendment No. I to the Company’s Registration Statement on Form S-3 filed July 31, 2002 (Registration No. 333-91240).
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 3, 2000, filed March 17, 2000.
(10)	Incorporated by reference to the Company’s Form 10-Q for the third quarter ended September 30, 2002, filed November 14, 2002
(11)	Filed herewith
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed December 11, 2001 (Registration No. 333-74918).
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-110231) filed on November 4, 2003
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 29, 2002
(16)	Incorporated by reference to the Company’s Form 10-Q for the second quarter ended June 30, 2001, filed August 13, 2001
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2001, filed December 27, 2001
(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on February 25, 2003 (Registration No. 333-103439).
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2002, filed May 20, 2002
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 5, 2003, filed on September 9, 2003

Back to Contents

Independent Auditors' Report

Board of Directors and Stockholders of
Stonepath Group, Inc.:

We have audited the accompanying consolidated balance sheets of Stonepath Group, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the three years ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2004

Back to Contents

STONEPATH GROUP, INC.
Consolidated Balance Sheets
December 31, 2003 and 2002

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,074,151	$2,266,108
Accounts receivable, less allowances for doubtful accounts of $1,055,000 and $320,000 at 2003 and 2002, respectively	38,470,386	21,799,983
Loans receivable from related parties	14,597	39,593
Prepaid expenses and other current assets	2,216,700	963,102

Total current assets	43,775,834	25,068,786
Goodwill	35,764,211	20,311,150
Furniture and equipment, net	7,062,956	3,233,677
Acquired intangibles, net	6,775,893	5,042,555
Note receivable, related party	175,000	262,500
Other assets	1,189,917	1,246,847
Deferred income taxes	1,695,000	—

Total assets	$96,438,811	$55,165,515

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,119,014	$12,873,703
Earn-out payable	6,623,724	3,879,856
Accrued payroll and related expenses	1,975,859	1,195,275
Capital lease obligation – current	671,197	—
Accrued expenses	2,054,333	1,786,100

Total current liabilities	27,444,127	19,734,934

Capital lease obligation – long term	1,134, 815	—

Total liabilities	28,578,942	19,734,934

Minority interest	1,345,790	—

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; Series D, convertible, issued and outstanding: 310,480 shares and 360,745 shares at 2003 and 2002, respectively	310	361
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 37,449,944 shares and 23,453,414 shares at 2003 and 2002, respectively	37,450	23,453
Additional paid-in capital	220,067,956	196,235,064
Accumulated deficit	(153,572,460)	(160,711,891)
Accumulated other comprehensive income	1,997	—
Deferred compensation	(21,174)	(116,406)

Total stockholders’ equity	66,514,079	35,430,581

Total liabilities and stockholders’ equity	$96,438,811	$55,165,515

See accompanying notes to consolidated financial statements.

Back to Contents

STONEPATH GROUP, INC.
Consolidated Statements of Operations
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Total revenue	$220,303,966	$122,787,625	$15,597,889
Cost of transportation	153,717,616	84,477,430	9,740,774

Net revenue	66,586,350	38,310,195	5,857,115

Personnel costs	31,887,773	19,089,069	5,997,245
Other selling, general and administrative costs	24,583,040	14,679,960	3,916,601
Depreciation and amortization	2,659,882	2,186,951	495,046
Litigation settlement and nonrecurring costs	1,169,035	—	—

Income (loss) from operations	6,286,620	2,354,215	(4,551,777)
Other income (expense):
Interest income	48,909	90,680	1,285,657
Interest expense	(141,859)	—	(4,102)
Other income	84,850	37,311	13,153

Income (loss) from continuing operations before income taxes and minority interest	6,278,520	2,482,206	(3,257,069)
Income tax expense (benefit)	(1,311,252)	101,877	—

Income (loss) from continuing operations before minority interest	7,589,772	2,380,329	(3,257,069)
Minority interest	187,310	—	—

Income from continuing operations	7,402,462	2,380,329	(3,257,069)
Loss from discontinued operations, net of tax	(263,031)	—	(13,862,713)

Net income (loss)	7,139,431	2,380,329	(17,119,782)
Preferred stock dividends and effect of redemption	—	15,020,148	(4,151,198)

Net income (loss) attributable to common stockholders	$7,139,431	$17,400,477	$(21,270,980)

Basic earnings (loss) per common share -
Continuing operations	$0.25	$0.79	$(0.36)
Discontinued operations	(0.01)	—	(0.68)

Earnings (loss) per common share	$0.24	$0.79	$(1.04)

Diluted earnings (loss) per common share -
Continuing operations	$0.19	$0.08	$(0.36)
Discontinued operations	(0.01)	—	(0.68)

Earnings (loss) per common share	$0.18	$0.08	$(1.04)

Basic weighted average common shares outstanding	29,625,585	22,154,861	20,510,345

Diluted weighted average common shares outstanding	39,063,311	29,232,568	20,510,345

See accompanying notes to consolidated financial statements.

Back to Contents

STONEPATH GROUP, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years ended December 31, 2003, 2002 and 2001

	Preferred stock

	Series C		Series D		Common stock		Additional
							paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	capital

Balances at January 1, 2001	3,657,070	$3,657	—	$—	20,419,534	$20,419	$210,923,329

Net loss	—	—	—	—	—	—	—
Other comprehensive income:
Unrealized gain on available- for-sale securities	—	—	—	—	—	—	—

Comprehensive loss

Issuance of contingent warrants	—	—	—	—	—	—	562,370
Exercise of options and warrants	—	—	—	—	200,000	200	199,800
Series C preferred stock conversion	(205,660)	(206)	—	—	205,660	206	—
Preferred stock dividends	299,069	299	—	—	—	—	3,588,529
Compensatory common stock, options and warrants issued, net of cancellations	—	—	—	—	77,916	78	(4,543,029)
Amortization of deferred stock based compensation	—	—	—	—	—	—	—

Balances at December 31, 2001	3,750,479	3,750	—	—	20,903,110	20,903	210,730,999

Net loss	—	—	—	—	—	—	—

Exercise of options and warrants	—	—	—	—	440,808	441	424,740
Series C preferred stock conversion	(3,913,220)	(3,913)	360,745	361	2,109,496	2,109	(16,971,597)
Preferred stock dividends	162,741	163	—	—	—	—	1,952,729
Compensatory common stock, options and warrants issued, net of cancellations	—	—	—	—	—	—	95,000
Amortization of deferred stock based compensation	—	—	—	—	—	—	3,193

Balances at December 31, 2002	—	—	360,745	361	23,453,414	23,453	196,235,064

Net income	—	—	—	—	—	—	—
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—

Comprehensive income

Issuance of common stock, net of issuance costs	—	—	—	—	10,453,500	10,454	18,054,961
Exercise of options and warrants	—	—	—	—	920,739	921	649,858
Series D preferred stock conversion	—	—	(50,265)	(51)	502,650	503	(452)
Issuance of common stock in lieu of cash for earn-out	—	—	—	—	254,825	255	402,745
Issuance of common stock in lieu of cash for legal settlement	—	—	—	—	271,339	271	583,279
Issuance of common stock for acquisitions	—	—	—	—	1,593,477	1,593	4,142,501
Amortization of deferred stock based compensation	—	—	—	—	—	—	—

Balances at December 31, 2003	—	$—	310,480	$310	37,449,944	$37,450	$220,067,956

See accompanying notes to consolidated financial statements.

Back to Contents

STONEPATH GROUP, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (continued)
Years ended December 31, 2003, 2002 and 2001

		Accumulated
		other	Deferred		Total
	Accumulated	comprehensive	stock-based		comprehensive
	Deficit	income (loss)	compensation	Total	income (loss)

Balances at January 1, 2001	$(156,841,388)	$(8,688)	$(10,771,724)	$43,325,605

Net loss	(17,119,782)	—	—	(17,119,782)	$(17,119,782)
Other comprehensive income:
Unrealized gain on available- for-sale securities	—	8,688	—	8,688	8,688

Comprehensive loss					$(17,111,084)

Issuance of contingent warrants	(562,370)	—	—	—
Exercise of options and warrants	—	—	—	200,000
Series C preferred stock conversion	—	—	—	—
Preferred stock dividends	(3,588,828)	—	—	—
Compensatory common stock, options and warrants issued, net of cancellations	—	—	4,845,297	302,346
Amortization of deferred stock based compensation	—	—	5,714,789	5,714,789

Balances at December 31, 2001	(178,112,368)		(211,638)	32,431,646

Net loss	2,380,329	—	—	2,380,329	$2,380,329

Exercise of options and warrants	—	—	—	425,181
Series C preferred stock conversion	16,973,040	—	—	—
Preferred stock dividends	(1,952,892)	—	—	—
Compensatory common stock, options and warrants issued, net of cancellations	—	—	—	95,000
Amortization of deferred stock based compensation	—	—	95,232	98,425

Balances at December 31, 2002	(160,711,891)	—	(116,406)	35,430,581

Net income	7,139,431	—	—	7,139,431	$7,139,431
Other comprehensive income:
Foreign currency translation adjustment	—	1,997	—	1,997	1,997

Comprehensive income					$7,141,428

Issuance of common stock, net of issuance costs	—	—	—	18,065,415
Exercise of options and warrants	—	—	—	650,779
Series D preferred stock conversion	—	—	—	—
Issuance of common stock in lieu of cash for earn-out	—	—	—	403,000
Issuance of common stock in lieu of cash for legal settlement	—	—	—	583,550
Issuance of common stock for acquisitions	—	—	—	4,144,094
Amortization of deferred stock based compensation	—	—	95,232	95,232

Balances at December 31, 2003	$(153,572,460)	$1,997	$(21,174)	$66,514,079

See accompanying notes to consolidated financial statements.

Back to Contents

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$7,139,431	$2,380,329	$(17,119,782)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(1,695,000)	—	—
Depreciation and amortization	2,659,882	2,186,951	495,046
Stock-based compensation – continuing operations	95,232	98,425	2,394,106
Minority interest in income of subsidiaries	187,310	—	—
Loss from disposal of furniture and equipment	—	4,560	101,126
Issuance of common stock in litigation settlement	350,000	—	—
Issuance of common stock to vendor of former business	135,000	—	—
Issuance of common stock in offering penalty	98,550	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,407,314)	(5,731,830)	1,205,807
Other assets	(887,891)	(160,903)	(133,499)
Accounts payable and accrued expenses	606,336	639,201	(470,871)
Discontinued operations –working capital changes and non-cash items	—	—	13,025,075

Net cash used in operating activities	(2,718,464)	(583,267)	(502,992)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(9,385,908)	(10,497,306)	(18,011,262)
Purchases of furniture and equipment	(4,183,201)	(1,812,750)	(280,670)
Proceeds from sale of furniture and equipment	—	—	32,926
Loans made	(130,000)	(350,000)	—
Payment of earn-out	(3,476,856)	—	—
Discontinued operations:
Investment in and advances to affiliate companies	—	—	(752,000)
Collections on advances to affiliate companies	—	—	1,000,000
Purchase of available for sale securities	—	—	(452,900)
Proceeds from sale of available for sale securities	—	—	57,910
Proceeds from sale of ownership interests in affiliate companies	—	115,000	6,285,953

Net cash used in investing activities	(17,175,965)	(12,545,056)	(12,120,043)

Cash flows from financing activities:
Issuance of common stock	18,185,415	—	—
Payment of equity financing fees	—	(25,000)	—
Payment of debt financing fees	—	(233,580)	—
Net repayments on short-term debt	—	—	(1,448,786)
Proceeds from financing of equipment	2,049,638	—	—
Principal payments on capital lease	(265,178)	—	—
Proceeds related to minority interest in subsidiary	81,818	—	—
Proceeds from issuance of common stock upon exercise of options and warrants	650,779	425,181	200,000

Net cash provided by (used in) financing activities	20,702,472	166,601	(1,248,786)

Net increase (decrease) in cash and cash equivalents	808,043	(12,961,722)	(13,871,821)
Cash and cash equivalents, beginning of year	2,266,108	15,227,830	29,099,651

Cash and cash equivalents, end of year	$3,074,151	$2,266,108	$15,227,830

Cash paid for interest	$189,359	$—	$4,102

Cash paid for income taxes	$373,832	$84,959	$—

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in satisfaction of earn-out	$403,000	—	—

Increase in goodwill related to accrued earn-out payments	$6,711,224	$3,879,856	$—

Issuance of warrants in connection with private placement	$—	$95,000	$—

Offset of related party loan against earn-out	$87,500	$87,500	$—

Issuance of common stock in connection with acquisitions	$4,144,094	$—	$—

See accompanying notes to consolidated financial statements.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(1)	Nature of Operations

Stonepath Group, Inc. and subsidiaries (the “Company”) is a non-asset based third-party logistics services company providing supply chain solutions on a global basis. A full range of time-definite transportation and distribution solutions is offered through its Domestic Services platform, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. These services are offered through the Company's domestic air and ground freight forwarding business. A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company's International Services platform. In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management. The Company services a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, Puerto Rico and ten strategic locations in Asia, as well as an extensive network of independent carriers and service partners strategically located around the world.

(2)	Summary of Significant Accounting Policies

a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Stonepath Group, Inc., a Delaware corporation, and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company's foreign subsidiaries are included in the consolidated financial statements on a one month lag to facilitate timely reporting. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statements.

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

The Company maintains its cash accounts with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from manufacturers, distributors and major retailers located in the United States. Credit is granted to customers on an unsecured basis, and generally provides for 30-day payment terms. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions. Credit losses have not been material.

For the years ended December 31, 2003, 2002 and 2001, the Company’s largest customer, a national retail chain, accounted for approximately 24%, 33% and 53% of revenues, respectively, and approximately 16% and 27% of the accounts receivable balance as of December 31, 2003 and 2002, respectively. No other customer accounted for greater than 10% of revenue.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

e)	Furniture and Equipment

Furniture and equipment are stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using three- to ten-year lives for furniture and office equipment, a three-year life for computer software, the shorter of the lease term or useful life for leasehold improvements and a three-year life for vehicles. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

Under the provisions of Statement of Position SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and capitalized interest, if appropriate. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

f)	Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases (see Note 4).

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed its annual impairment test during the fourth quarter of 2003 and noted no impairment for either of its reporting units. In the future, the Company expects to perform the annual test during its fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

g)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company's acquisitions. Customer related intangibles are amortized using accelerated methods over five to seven years and non-compete agreements are amortized using the straight line method over periods of three to five years.

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount the grantee must pay to acquire the stock. The Company accounts for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The table below illustrates the effect on net income (loss) attributable to common stockholders and income (loss) per share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123. See Notes 11 and 12 for additional information regarding options and warrants.

Year ended December 31:	2003	2002	2001

Net income (loss) attributable to common stockholders:
As reported	$7,139,431	$17,400,477	$(21,270,980)
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	88,851	92,566	5,713,168
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(2,152,185)	(1,922,051)	(10,040,316)

Pro forma	$5,076,097	$15,570,992	$(25,598,128)

Basic earnings (loss) per common share:
As reported	$0.24	$0.79	$(1.04)
Pro forma	0.17	0.70	(1.25)
Diluted earnings (loss) per common share:
As reported	$0.18	$0.08	$(1.04)
Pro forma	0.14	0.02	(1.25)

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

 The weighted average fair value of employee options granted during 2003, 2002 and 2001 was $1.05, $0.89 and, $0.53 per share, respectively. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

Assumption	2003	2002	2001

Dividend yield	None	None	None
Expected volatility	55.8%	93.8%	106.7%
Average risk free interest rate	1.56%	1.36%	3.99%
Average expected lives	6.9 years	6.8 years	4.3 years

k)	Earnings (Loss) Per Share

Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company’s preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted earnings (loss) per common share are 365,592, 1,336,825 and 9,755,934 for the years ended December 31, 2003, 2002 and 2001, respectively.

During the year ended December 31, 2001, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive. The following table indicates the calculation of earnings per share for the years ended December 31, 2003 and 2002:

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	Net Income	Shares	Per Share Amount

Year ended December 31, 2003:
Basic Earnings per Common Share
Income from continuing operations	$7,402,462	29,625,585	$0.25

Effect of Dilutive Securities
Options and warrants	—	5,966,296
Convertible preferred stock	—	3,471,430

Diluted Earnings per Common Share
Net income attributable to common stockholders plus assumed conversions	$7,402,462	39,063,311	$0.19

Year ended December 31, 2002:
Income from continuing operations	$2,380,329
Less: preferred stock dividend	(1,952,892)
Plus: redemption of Series C Preferred Stock in exchange transaction (see Note 12)	16,973,040

Basic Earnings per Common Share
Net income attributable to common stockholders	17,400,477	22,154,861	$0.79

Effect of Dilutive Securities
Options and warrants	—	3,331,275
Convertible preferred stock	(15,020,148)	3,746,432

Diluted Earnings Per Common Share
Net income attributable to common stockholders plus assumed conversions	$2,380,329	29,232,568	$0.08

l)	New Accounting Pronouncements

In January 2003 (and revised in December 2003), the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 did not have a material impact on the Company’s consolidated financial statements.

m)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Discontinued Operations

On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company's former business of investing in early-stage technology companies, since these investments were incompatible with the Company's current strategy of building a global integrated logistics services organization. Therefore, for financial reporting purposes, the assets, liabilities, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The Company never recognized any revenues from its former business model. During the second quarter of 2003, the Company accrued a liability for $135,000 related to services rendered in 2000 by a consultant. The liability was satisfied in the third quarter of 2003 through the issuance of common stock. Also during the second quarter of 2003, a subtenant defaulted on the payment of sublease rentals related to a property occupied by the Company’s former business. The Company accrued a liability for the remaining rental payments and recognized a loss of approximately $239,000. During the fourth quarter of 2003, the Company entered into a new sublease agreement and reduced the rental liability by approximately $92,000, which represents the amount of rentals to be received under the new agreement. The total loss recognized related to discontinued operations in 2003, net of income taxes, amounts to approximately $263,000, and is reflected as loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2003. Pre-tax operating losses amounting to $13,862,713 are reflected in the accompanying consolidated statements of operations as loss from discontinued operations for the year ended December 31, 2001.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

(4)	Acquisitions

On June 20, 2003, the Company acquired, through its indirect wholly owned subsidiary, Stonepath Logistics Government Services, Inc. ("SLGS"), the business of Regroup Express LLC, a Virginia limited liability company ("Regroup") for $3,700,000 in cash and $1,000,000 of the Company's common stock paid at closing, plus contingent consideration of up to an additional $12,500,000 payable over a period of five years based on the future financial performance of SLGS following the acquisition. The members of Regroup may also be entitled to an additional earn-out payment to the extent its pre-tax earnings exceed $17,500,000 during the earn-out period. The Company used funds from its credit facility with LaSalle Business Credit, Inc. for the cash payment at the closing. The business acquired from Regroup provides time-definite domestic and international transportation services including air and ground freight forwarding, ocean freight forwarding, major project logistics as well as local pick up and delivery services. The customers of the acquired business include U.S. government agencies and contractors, select companies in the retail industry and other commercial businesses. The acquisition, which significantly enhances the Company’s presence in the Washington, D.C. market, was accounted for as a purchase and accordingly, the results of operations and cash flows of the business acquired from Regroup are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition costs of $243,000, but excluding the contingent consideration, was $4,943,000. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired at June 20, 2003 (in thousands):

Furniture and equipment	$50
Other intangible assets	1,513
Goodwill	3,380

Net assets acquired	$4,943

The acquired intangible assets have a weighted average useful life of five years. The intangible assets include a customer related intangible of $1,433,000 with a five year life and a covenant-not-to-compete of $80,000 with a five year life. The $3,380,000 of goodwill was assigned to the Company’s domestic business unit and is deductible for income tax purposes.

On August 8, 2003, through newly formed subsidiaries, the Company acquired a 70% interest in the Singapore and Cambodia based operations of the G-Link Group (“G-Link”), a regional logistics business headquartered in Singapore with offices throughout Southeast Asia. As consideration for the purchase, the Company paid $3,704,000 at closing through a combination of $2,792,000 in cash, which was provided from funds available under its credit facility, and $912,000 of the Company’s common stock and agreed to issue to G-Link a thirty percent interest in the newly formed subsidiaries which acquired the operations. As additional purchase price, on a post-closing basis, the Company paid G-Link for 70% of its excess net assets in the amount of $1,516,000 through the issuance of additional common stock of the Company. G-Link will also be entitled to an earn-out arrangement over a period of four years of up to $2,500,000 contingent upon the future financial performance of the business. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of G-Link are reflected in the Company’s consolidated financial statements for periods subsequent to the date of the transaction. The G-Link acquisition facilitates the Company’s expansion into a rapidly growing region where most of the Company’s customers have significant supplier relationships. The total purchase price, including acquisition costs of $495,000, but excluding the contingent consideration, was $5,715,000. The following table summarizes the allocation of the purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed at August 8, 2003 (in thousands):

Current assets	$4,095
Furniture and equipment	81
Other intangible assets	994
Goodwill	3,065

Total assets acquired	8,235
Current liabilities assumed	(1,810)
Minority interest	(710)

Net assets acquired	$5,715

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

 The acquired intangible assets have a weighted average life of 6.2 years. The intangible assets include a customer related intangible of $917,000 with a 6.5 year life and a covenant-not-to-compete of $77,000 with a four year life. The $3,065,000 of goodwill was assigned to the Company’s international business unit and is deductible for income tax purposes.

During 2003, the Company made several smaller acquisitions. The total consideration for these acquisitions amounted to $3,826,000 consisting of approximately $3,306,000 in cash and approximately $520,000 of the Company's common stock paid at closing, plus contingent consideration of up to an additional $6,157,000 payable over a period ending in 2009 based on the future financial performance of the acquired companies following their acquisition. These companies, situated in Portland, Maine, Miami, Florida, El Paso, Texas, Malaysia, Shanghai and Hong Kong complement the Company’s existing operations or expand its operations into new geographical locations. The acquisitions were accounted for as purchase transactions and accordingly, the results of operations and cash flows of the acquired U. S. – based company is included in the consolidated financial statements prospectively from the date of acquisition; the foreign based companies will be included in the consolidated financial statements prospectively from the date of acquisition on a one month delay in accordance with the Company’s consolidation policies. In connection with these transactions, the Company recorded intangible assets amounting to $780,000 and goodwill amounting to $2,100,000 of which $886,000 is expected to be deductible for income tax purposes.

The following unaudited pro forma information is presented as if the two material acquisitions (Regroup and G-Link) had occurred on January 1, 2002 (in thousands):
	Year ended December 31,

	2003	2002

Total revenue	$240,538	$156,640
Income from continuing operations	8,110	4,785
Net income	7,847	4,785
Earnings per share:
Basic	$0.26	$0.84
Diluted	$0.20	$0.16

(5)	Acquired Intangible Assets

Information with respect to acquired intangible assets is as follows:
	December 31,

	2003		2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Customer related	$8,970,000	$2,923,033	$5,980,000	$1,533,667
Covenants-not-to-compete	1,119,000	390,074	760,000	163,778

Total	$10,089,000	$3,313,107	$6,740,000	$1,697,445

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

Aggregate amortization expense:

For the year ended December 31, 2003	$1,615,662

Estimated aggregate amortization expense:

For the year ended December 31, 2004	$1,782,053
For the year ended December 31, 2005	1,313,692
For the year ended December 31, 2006	1,100,666
For the year ended December 31, 2007	916,770
For the year ended December 31, 2008	727,845

(6)	Furniture and Equipment

Furniture and equipment consists of the following:

	December 31,

	2003	2002

Furniture and office equipment	$3,396,048	$2,761,837
Computer software	5,006,495	986,942
Leasehold improvements	593,425	400,968
Vehicles	62,334	40,167

	9,058,302	4,189,914

Less: accumulated depreciation	(1,995,346)	(956,237)

	$7,062,956	$3,233,677

(7)	Revolving Credit Facility

In May 2002, the Company secured a $15,000,000 revolving credit facility (the “Facility”) which was increased to $20,000,000 during 2003. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. At the time of borrowing, the Company has the option to elect to pay interest at a rate equal to LIBOR plus 2.25% or the prime rate. The Company also pays a commitment fee of 0.5% per annum on the average unused balance of the Facility. The Company may use advances under the Facility to finance future acquisitions, capital expenditures or other corporate purposes. Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the credit facility include the following: (1) the absence of an event of default under the credit facility; (2) the company to be acquired must be in the transportation and logistics industry; (3) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model; (4) the undrawn availability under the credit facility must average $5,000,000 for the 60 days preceding the acquisition and must be at least $5,000,000 million after giving effect to the acquisition; (5) the lender must be reasonably satisfied with projected financial statements covering a 12 month period following the acquisition; (6) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; (7) through May 2005, the aggregate cash consideration paid at the closing for foreign acquisitions must not exceed $11,300,000 (such amount may be increased up to $20,000,000 based on the results of subsequent equity offerings); and (8) the number of such permitted acquisitions is limited to four per year (excluding any acquisitions for which the purchase price is payable solely in stock). Borrowings under the Facility may be limited based upon measures of the Company’s cash flow, as well as a covenant that limits funded debt (the “Funded Debt Covenant”) to a multiple of consolidated earnings before interest, taxes, depreciation and amortization generated from the operations of the United States subsidiaries (“Domestic EBITDA”). Under the Funded Debt Covenant, the funded debt is limited to a multiple of 2.75 of the Domestic EBITDA measured on a rolling four quarter basis. As the rolling four quarter Domestic EBITDA increases or decreases, the availability under the Facility will increase or decrease. At December 31, 2003, based on available collateral, $4,687,300 earmarked for foreign acquisitions, and an outstanding $160,000 letter of credit commitment, there was $15,152,700 available for borrowing under the Facility.

During the year ended December 31, 2003, the Company incurred interest costs of $189,359 of which $47,500 was capitalized.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

(8)	Income Taxes

Deferred tax assets and liabilities are determined based upon the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as well as for operating and capital loss carryforwards, using the current enacted tax rates. Deferred income tax assets and liabilities are classified as current and noncurrent based on the financial reporting classification of the related assets and liabilities that give rise to the temporary difference. The tax effects of temporary differences that give rise to the Company’s deferred tax accounts are as follows:

	December 31,

	2003	2002
Deferred tax assets:
Accruals	$191,000	$52,000
Equity in losses of affiliate companies	384,000	432,000
Amortization and depreciation	828,000	—
Deferred compensation and warrants	3,044,000	11,066,000
Capital loss carryforward	2,201,000	2,475,000
Federal and state deferred tax benefits arising from net operating loss carryforwards	6,674,000	8,922,000

Total	13,322,000	22,947,000
Less: valuation allowance	(10,327,000)	(22,852,000)

Net deferred tax assets	2,995,000	95,000
Deferred tax liabilities:
Amortization and depreciation – goodwill and intangibles	(1,250,000)	(95,000)
Foreign taxes	(50,000)	—

Total	(1,300,000)	(95,000)

Net deferred taxes	$1,695,000	$—

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At December 31, 2003, the undistributed earnings of the foreign subsidiaries amounted to approximately $784,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management reversed $2,995,000 of the valuation allowance which was partially offset by $1,300,000 of deferred tax liabilities for foreign taxes and amortization of intangibles resulting in a net deferred tax asset of $1,695,000.

The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was a decrease of $12,575,000 and $1,298,000, respectively. The decrease in 2003 was principally due to utilization of net operating loss carryforwards, a change in the amount of net operating losses estimated to be realizable in the future and a reduction in the amount of the deferred tax asset related to deferred stock-based compensation. As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $17,772,000 and $16,676,000, respectively. The federal net operating loss carryforwards expire beginning 2018 through 2021, and the state net operating loss carryforwards expire beginning in 2004. The use of certain net operating losses may be subject to annual limitations based on changes in the ownership of the Company’s common stock, as defined by Section 382 of the Internal Revenue Code.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

Income tax expense is as follows:	Years ended December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	262,662	101,877	—
Foreign	121,086	—	—

	383,748	101,877	—

Deferred			—
Federal	(1,432,000)	—	—
State	(313,000)	—	—
Foreign	50,000	—	—

	(1,695,000)	—	—

	$(1,311,252)	$101,877	$—

In addition to the amounts reflected above, an income tax benefit of approximately $19,000 has been allocated to discontinued operations for the year ended December 31, 2003.

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit) related to continuing operations.

	Years ended December 31,

	2003	2002	2001

Tax at statutory rate	34.0%	34.0%	(34.0)%
Change in valuation allowance	(27.8)	—	33.8
State taxes, net of federal effect	2.8	4.1	—
Effect of tax rates of foreign subsidiaries	(2.5)	—	—
Utilization of net operating losses	(29.0)	(30.2)	—
Non-deductible items	1.6	3.8	0.2

Income tax expense (benefit)	(20.9)%	4.1%	0.0%

(9)	Commitments

Employment Agreements

At December 31, 2003, the Company had employment agreements with three of its officers for an aggregate annual base salary of $760,000 plus bonus and increases in accordance with the terms of the agreements. The contracts are for three-year terms.

Leases

The Company leases equipment, office and warehouse space under operating leases expiring at various times through 2010. During 2003, the Company entered into a capital lease for certain technology and hardware related to its Tech-Logis project. Total rent expense related to continuing operations for the years ended December 31, 2003, 2002 and 2001 was $7,451,000, $4,750,000 and $969,000, respectively. Future minimum lease payments are as follows:

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	Operating Leases

Year ending December 31,	Third-party	Related Party	Total	Capital Lease

2004	$5,790,000	$187,000	$5,977,000	$749,703
2005	5,214,000	94,000	5,308,000	749,178
2006	3,708,000	—	3,708,000	435,715
2007	2,614,000	—	2,614,000	—
2008	1,722,000		1,722,000	—
Thereafter	1,151,000	—	1,151,000	—

Total minimum lease payments	$20,199,000	$281,000	$20,480,000	1,934,596

Less: Amount representing interest				128,584

Present value of minimum lease payments				1,806,012
Less: Current portion of capital lease obligation				671,197

Long term portion of capital lease obligation				$1,134,815

Employee Benefit Plan

The Company sponsors voluntary defined contribution savings plans covering all U.S. employees. Company contributions are discretionary. For the years ended December 31, 2003, 2002 and 2001, total Company contributions amounted to $547,000, $260,000 and $37,500, respectively.

(10)	Contingencies

Acquisition Agreements

Assuming minimum pre-tax income levels are achieved by the acquired companies, the Company will be required to make future contingent consideration payments by April 1 of the respective year as follows (in thousands):

	2005	2006	2007	2008	2009	Total

Domestic	$9,040	$8,050	$2,500	$2,500	$—	$22,090
International	2,804	2,804	3,176	1,442	909	11,135

Total	$11,844	$10,854	$5,676	$3,942	$909	$33,225

In addition, during the 2003-2007 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18,000,000 if certain of the acquired companies generate an incremental $37,000,000 in pre-tax earnings. The above also excludes $2,500,000 of contingent purchase price payable to the former members of Regroup in the third quarter of 2004 subject to the acquired operations achieving a $3,500,000 earnings target for the twelve-month period commencing July 1, 2003.

Legal Proceedings

On October 12, 2000, Emergent Capital Investment Management, LLC (“Emergent”) filed suit against the Company and two of its officers contending that it was misled by statements made by the defendants in connection with the offering of the Company's Series C Preferred Stock which closed in March 2000. Specifically, Emergent alleges that it is entitled to rescind the transaction because it was allegedly represented that the size of the offering would be $20,000,000 and the Company actually raised $50,000,000. Emergent seeks a return of its $2,000,000 purchase price of Series C shares. In June of 2001, the Company moved for summary judgment in this case.

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

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

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

The Company filed a motion to dismiss Emergent's second amended complaint.  On April 15, 2002, the District Court entered an order granting the motion to dismiss Emergent’s second amended complaint against the Company and its former officers.  The District Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter has been entered.  Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit.  On September 4, 2003, the Second Circuit Court of Appeals entered an order affirming in part, vacating in part and remanding in part the matter to the District Court.  The Court affirmed the dismissal of some of the counts in the Second Amended Complaint and determined that Emergent had stated a claim on the other counts.  The Company has filed an answer denying liability to Emergent and discovery on causation issues is proceeding.  The Company believes it has meritorious defenses to this action and intends to continue to vigorously defend this matter.  No accrual has been established for this proceeding since (i) the Company believes it has substantial defenses to the plaintiff’s claims, and (ii) the amount of the loss, if any, cannot be reasonably estimated. Notwithstanding the Company’s belief, there can be no assurances, however, that the Company will not incur material expenses in the defense and resolution of this matter.

On May 6, 2003, the Company settled litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although it was believed that the plaintiffs’ claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management’s attention from operations. The total settlement costs of $787,500, paid $437,500 in cash and $350,000 in shares of the Company’s common stock, are included in litigation and nonrecurring costs in the accompanying consolidated statement of operations for the year ended December 31, 2003.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

One of the Company’s customers which is the subject of a Chapter 11 proceeding under the Bankruptcy Code paid to the Company approximately $1,300,000 of pre-petition indebtedness for shipping and delivery charges pursuant to an order of a United States Bankruptcy Court authorizing the payment of such charges. One of the creditors in the Chapter 11 proceeding appealed other orders of the Bankruptcy Court authorizing the payment of pre-petition indebtedness to other creditors for other charges, and those orders have been reversed by a United States District Court. The Company’s customer has appealed the District Court’s reversal and that appeal is pending. While no action has been taken in the Bankruptcy Court to challenge the payments made to the Company, if such action were taken in the future and that action were successful, the Company could be required to return all or a substantial portion of the payments made by the customer.

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

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

In March 2003, the Company completed a private placement of 4,470,000 shares of its common stock at a price of approximately $1.35 per share realizing gross proceeds of $6,072,500. This placement yielded net proceeds of $5,512,468 for the Company, after the payment of placement agent fees and other out-of-pocket costs associated with the placement.

In October 2003, the Company completed a private placement of 5,983,500 shares of its common stock at a price of $2.20 per share realizing gross proceeds of $13,163,700. This placement yielded net proceeds of $12,552,947 for the Company, after the payment of placement agent fees and other out-of-pocket costs associated with the placement.

(b)	Preferred Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock, par value $.001 per share, that may be issued in one or more series and with such terms as may be determined by the Board of Directors.

Series C Preferred Stock

 In March 2000, the Company completed a private placement transaction in which it issued 4,166,667 shares of Series C Preferred Stock and warrants to purchase 416,667 additional shares of common stock for aggregate gross proceeds of $50,000,000.

 The terms of the Series C Preferred Stock initially required the Company to use the proceeds from this offering solely for investments in early stage Internet companies. In February 2001, the Company received consents (the “Consents”) from the holders of more than two-thirds of its issued and outstanding shares of Series C Preferred Stock to modify this restriction to permit it to use the proceeds to make any investments in the ordinary course of business, as from time-to-time determined by the Board of Directors, or for any other business purpose approved by the Board of Directors.

In exchange for the Consents, the Company agreed to a private exchange transaction (the “Exchange Transaction”) in which it would issue to the holders of the Series C Preferred Stock as of July 18, 2002 (the “conversion date”), additional warrants to purchase up to a maximum of 2,692,195 shares of common stock at an exercise price of $1.00 per share, and reduce the per share exercise price from $26.58 to $1.00 for 307,805 existing warrants owned by the holders of the Series C Preferred Stock. As a condition to receiving the additional warrants and having their existing warrants re-priced, the holders of the Series C Preferred Stock agreed to convert their shares of preferred stock into shares of common stock on the conversion date.

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

As a result of the exercise of these rights by the holders of the Series C Preferred Stock, as of July 19, 2002, all of the Company’s shares of Series C Preferred Stock, representing approximately $44,600,000 in liquidation preferences, together with warrants to purchase 307,805 shares of the Company's common stock, were surrendered and retired in exchange for a combination of securities consisting of:

	•	1,911,071 shares of common stock;

	•	1,543,413 warrants to purchase common stock at an exercise price of $1.00; and

	•	360,745 shares of Series D Convertible Preferred Stock.

The 1,911,071 shares of common stock and the 1,543,413 warrants to purchase shares of common stock at an exercise price of $1.00 were issued in exchange for 1,911,071 shares of Series C Preferred Stock and warrants to purchase 158,349 shares of the Company’s common stock at an exercise price of $26.58 per share. The exchange of the common stock for the Series C Preferred Stock was accounted for as a conversion of the Series C Preferred Stock pursuant to its terms. The estimated fair value of the additional warrants and the re-priced warrants had been previously recorded by the Company in 2001 as a dividend, so no further amount was recorded in 2002.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

The remaining 1,803,725 shares of Series C Preferred Stock were converted into 1,803,725 shares of common stock. In addition, the Company issued 1,307,130 additional warrants to purchase shares of common stock at an exercise price of $1.00 per share and re-priced 149,457 warrants to purchase shares of the Company’s common stock (the re-priced warrants were re-priced from an exercise price of $26.58 per share to an exercise price of $1.00 per share). The common stock, additional warrants and re-priced warrants were then immediately surrendered by the holders in exchange for 360,745 shares of Series D Convertible Preferred Stock.

EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, indicates that the excess of the carrying amount of preferred stock over the fair value of the consideration transferred to the holders of the preferred stock should be added to net income. The Series C Preferred Stock which was converted into Series D Convertible Preferred Stock had a carrying value of approximately $21,645,000. The Company obtained an independent appraisal which valued the Series D Convertible Preferred Stock at approximately $4,672,000. The excess of the carrying value of the Series C Preferred Stock over the fair value of the Series D Convertible Preferred Stock was added to net income for purposes of computing net income attributable to common stockholders for the year ended December 31, 2002. The Exchange Transaction had no effect on the cash flows of the Company.

The holders of the Series C Preferred Stock earned 162,741 and 299,069 additional shares of Series C Preferred Stock from payment of preferred stock dividends during the years ended December 31, 2002 and 2001, respectively.

Series D Convertible Preferred Stock

Each share of the Series D Convertible Preferred Stock is convertible into ten shares of common stock of the Company. The conversion terms were negotiated to be similar to the terms of the Exchange Transaction. During the year ended December 31, 2003, 50,265 shares of Series D Convertible Preferred Stock were converted into 502,650 shares of common stock of the Company.

Subsequent to December 31, 2003, the holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company’s common stock on an as-if converted basis. The Series D Convertible Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law. By no later than December 31, 2004, the Series D Convertible Preferred Stock will convert into shares of the Company’s common stock.

Preferred Stock Dividends

The components of the preferred stock dividends are as follows:

	Year ended, December 31

	2002	2001

Series C Preferred Stock dividend payable in kind	$(1,952,892)	$(3,588,828)
Non-cash credit: excess of carrying value of Series C Preferred Stock over the fair value of Series D Convertible Preferred Stock	16,973,040	—
Non-cash charge: issuance of contingent warrants	—	(562,370)

	$15,020,148	$(4,151,198)

(c)	Deferred Stock-Based Compensation

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

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

The components of deferred compensation are as follows:

	Employees	Consultants	Total
		And Advisory
		Board

Balance at January 1, 2001	$10,679,930	$91,794	$10,771,724
Deferred compensation recorded	1,207	19,450	20,657
Cancellations and fair value adjustments	(4,756,331)	(109,623)	(4,865,954)
Amortization to stock-based compensation	(5,713,168)	(1,621)	(5,714,789)

Balance at December 31, 2001	211,638	—	211,638
Deferred compensation recorded	—	3,193	3,193
Amortization to stock-based compensation	(95,232)	(3,193)	(98,425)

Balance at December 31, 2002	116,406	—	116,406
Amortization to stock-based compensation	(95,232)	—	(95,232)

Balance at December 31, 2003	$21,174	$—	$21,174

Stock-based compensation is reflected in the accompanying consolidated statements of operations as follows:

	Years ended December 31,

	2003	2002	2001

Personnel costs	$95,232	$98,425	$2,394,106
Loss from discontinued operations	–	–	3,320,683

Total	$95,232	$98,425	$5,714,789

(12)	Stock Options and Warrants

(a)	Stock Options

 The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the “Stock Incentive Plan”) covers 13,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified and incentive stock options and restricted stock awards. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
Years ended December 31, 2003, 2002 and 2001

The following summarizes the Company's stock option activity and related information:

			Weighted
		Range of	average
	Shares	exercise prices	exercise price

Outstanding at January 1, 2001	4,550,830	$0.50 – 19.69	$4.03
Granted	3,725,000	0.50 – 1.60	0.76
Cancelled	(1,992,947)	0.50 – 19.69	5.99

Outstanding at December 31, 2001	6,282,883	0.50 – 17.50	1.47
Granted	3,648,000	1.30 – 2.30	1.37
Exercised	(409,583)	0.50 - 1.00	0.96
Expired	(74,000)	0.70 – 1.58	0.98

Outstanding at December 31, 2002	9,447,300	0.50 –17.50	1.46

Granted	1,862,100	1.53 – 2.85	1.95
Exercised	(307,916)	0.70 – 1.30	1.04
Expired	(273,600)	9.27-10.00	9.27
Cancelled	(123,750)	1.21 – 2.00	1.34

Outstanding at December 31, 2003	10,604,134	$0.50-17.50	$1.36

The following table summarizes information about options outstanding and exercisable as of December 31, 2003:
	Outstanding Options			Exercisable Options

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 – $1.00	4,865,834	6.8 years	$0.82	4,726,605	$0.82
$1.01 – $2.00	4,602,100	8.7 years	1.46	1,624,270	1.45
$2.01 – $4.00	1,063,000	8.5 years	2.40	450,222	2.67
$6.38	10,000	5.5 years	6.38	10,000	6.38
$17.50	63,200	3.7 years	17.50	63,200	17.50

Total	10,604,134	7.8 years	$1.36	6,874,297	$1.25

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

In December 2001, vesting was accelerated on options held by the Company’s former Chief Executive Officer. Since the acceleration of vesting occurred pursuant to the terms of the original option agreement, no new measurement date occurred and no additional expense was recorded in the accompanying consolidated statement of operations.

On October 5, 2001, February 28, 2002 and July 3, 2002, the Company modified the existing option arrangements with its Chief Executive Officer such that, effective as of July 3, 2002, vesting was fully accelerated on options to purchase 1,800,000 shares of the Company’s common stock. Based on the excess of the trading price of the common stock on the dates of the modifications over the exercise price, the Company could incur a non-cash charge to its earnings of approximately $870,000 if the Chief Executive Officer leaves the employment of the Company prior to the vesting dates specified in the original option grant.

(b)	Warrants

The Company had outstanding the following warrants to purchase its securities as of December 31, 2003:

Description of series	Number of warrants issued	Exercise price per share

Common stock	1,883,396	$1.00 – $1.49

These warrants were issued primarily in connection with former borrowing arrangements, the Series C Preferred Stock issuance, the receipt of consulting services and services to be rendered in connection with a private placement of the Company’s common stock. In 2002, the Company recorded $95,000 of deferred offering costs for warrants that were issued in connection with an anticipated private placement of the Company’s common stock.

(13)	Fair Value of Financial Instruments

At December 31, 2003 and 2002, the carrying values of cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximated their fair values as they are short term and are generally receivable or payable on demand. At December 31, 2003, the carrying value of the capital lease approximated its fair value, which was determined using the interest rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

(14)	Related Party Transactions

Certain real estate is leased from the former principal shareholder of Air Plus under an operating lease. The Company leased one building in 2003 and 2002 and two buildings in 2001. Rent under this arrangement was determined by a survey of comparable building rents and totaled $187,000 for each of the years ended December 31, 2003 and 2002 and $110,000 for the period from October 5, 2001 to December 31, 2001.

During 2003, the Company paid $25,872 for consulting services received from a company owned by a director.

During 2002, the Company purchased certain computer equipment and peripherals for $28,000 from a company owned by the Company’s Chairman and Chief Executive Officer.

During 2002, the Company paid a total of $60,000 to two of its directors as a placement fee related to the employment of the Company’s Chief Financial Officer.

At December 31, 2003 and 2002, an officer was indebted to the Company for a loan with an aggregate unamortized balance of $14,597 and $39,593, respectively. This loan is generally forgivable over a three-year term and for accounting purposes is amortized evenly to expense over the term which ends in April 2004.

At December 31, 2003, a former principal shareholder of Global was indebted to the Company for a loan amounting to $175,000. The loan is repayable in two equal installments by offset against his portion of the contingent consideration payment.

(15)	Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on the principal service provided by the business unit. The Company determined that it has two operating segments: the Domestic Services platform, which provides a full range of logistics and transportation services throughout North America, and its International Services platform, which provides international air and ocean logistics services. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in Note 2. Segment information, in which corporate expenses (other than the legal settlement and non-recurring costs) have been fully allocated to the operating segments, is as follows (in thousands):

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

	Year Ended December 31, 2003

	Domestic	International
	Services	Services	Corporate	Total

Revenue from external customers	$129,694	$90,610	$—	$220,304
Inter-segment revenue	56	124	—	180
Revenue from significant customer	53,852	—	—	53,852
Segment operating income (loss)	3,143	4,312	(1,169)	6,286

Segment assets	54,255	36,577	5,607	96,439
Segment goodwill	23,896	11,868	—	35,764
Depreciation and amortization	2,259	401	—	2,660
Capital expenditures	643	140	3,400	4,183

	Year Ended December 31, 2002

	Domestic	International
	Services	Services	Corporate	Total

Revenue from external customers	$78,319	$44,469	$—	$122,788
Inter-segment revenue	76	15	—	91
Revenue from significant customer	40,164	—	—	40,164
Segment operating income	584	1,770	—	2,354

Segment assets	41,863	13,867	(564)	55,166
Segment goodwill	15,103	5,208	—	20,311
Depreciation and amortization	2,036	151	—	2,187
Capital expenditures	788	349	676	1,813

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Year Ended December 31,

	2003	2002	2001

Total revenue:

United States	$208,811	$121,111	$15,598
Asia	8,003	1,076	—
North America (excluding the United States)	1,360	55	—
Europe	1,287	344	—
Other	843	202	—

Total	$220,304	$122,788	$15,598

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

(16)	Quarterly Information (Unaudited)

The following is a summary of certain unaudited quarterly financial information for fiscal 2003 and 2002:

	Quarter ended

2003	March 31	June 30	September 30	December 31(2)

Total revenue	$38,572,441	$46,333,898	$65,514,731	$69,882,896
Cost of transportation	26,388,804	32,228,800	46,858,613	48,241,399

Net revenue	$12,183,637	$14,105,098	$18,656,118	$21,641,497

Income (loss) from continuing operations	$(7,305)	$484,434	$2,075,103	$4,850,230
Gain (loss) from discontinued operations	—	(354,991)	—	91,960

Net income (loss) attributable to common stockholders	$(7,305)	$129,443	$2,075,103	$4,942,190

Earnings (loss) per common share:
Basic
Continuing operations	$—	$0.02	$0.07	$0.14
Discontinued operations	—	(0.02)	—	—

Earnings per common share	$—	$—	$0.07	$0.14

Diluted
Continuing operations	$—	$0.01	$0.05	$0.11
Discontinued operations	—	(0.01)	—	—

Earnings per common share	$—	$—	$0.05	$0.11

	Quarter ended

2002	March 31	June 30	September 30	December 31

Total revenue	$13,065,560	$28,524,745	$37,881,049	$43,316,271
Cost of transportation	8,645,969	19,739,026	25,884,973	30,207,462

Net revenue	$4,419,591	$8,785,719	$11,996,076	$13,108,809

Net income (loss)	$(1,226,954)	$268,264	$1,991,482	$1,347,537
Preferred stock dividends and effect of redemption	(887,772)	(892,116)	16,800,036	—

Net income (loss) attributable to common stockholders	$(2,114,726)	$(623,852)	$18,791,518	$1,347,537

Earnings (loss) per common share(1):
Basic	$(0.10)	$(0.03)	$0.82	$0.06

Diluted	$(0.10)	$(0.03)	$0.07	$0.04

(1)	Includes effect of preferred stock dividends and effect of redemption

(2)	Income from continuing operations and net income attributable to common stockholders for the quarter ended December 31, 2003 reflect the reversal of a portion of the deferred income tax asset valuation allowance in the amount of $2,995,000 which was partially offset by $1,300,000 deferred tax liabilities for foreign taxes and amortization of intangible assets resulting in net deferred income tax benefit of $1,695,000.

Back to Contents

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
 December 31, 2003, 2002 and 2001

(17)	Subsequent Events

On February 9, 2004 the Company filed a shelf registration statement with the Securities and Exchange Commission. This registration statement, filed on Form S-3, has been declared effective, and permits the Company to sell, in one or more public offerings, shares of common stock, preferred stock, or warrants for proceeds of up to an aggregate amount of $50,000,000.

On February 9, 2004, the Company entered into a definitive agreement to acquire a 55% interest in Shanghai-based Shaanxi Sunshine Cargo Services International Co. Ltd. (“Shaanxi”). This transaction is scheduled to take effect as of March 1, 2004. Shaanxi is a Class A freight forwarder which provides its clients with a wide range of customized transportation and logistics services and supply chain solutions including global freight forwarding, warehousing and distribution, shipping services and special freight handling. With this and other recent acquisitions in Hong Kong, Singapore and Malaysia, the Company is in a position to deliver a broad range of supply-chain strategies to its clients on a global basis and to take advantage of the increasing demand for integrated logistics services between the U.S. and Asia and other key markets. This acquisition will be accounted for as a purchase. Shaanxi reported revenues of $55,000,000 for the ten-month period ended October 31, 2003. The transaction is valued at up to $11,000,000, consisting of cash of $3,500,000 and stock of $2,000,000 at closing, and a five-year earn-out arrangement based upon the future financial performance of Shaanxi. The earn-out payments due will be up to $5,500,000 ($1,100,000 per year) contingent upon Shaanxi realizing pre-tax income of at least $4,000,000 per year during the earn-out period. As additional purchase price, on a post-closing basis, the Company has also agreed to pay for excess closing date working capital estimated at between $1,000,000 and $2,000,000. The following table summarizes the allocation of the purchase price, which is preliminary pending the finalization of the valuation of certain intangible assets and the completion of the final balance sheet as of the transaction date (in thousands).

Current assets	$16,691
Furniture and equipment	89
Goodwill and intangible assets	5,650

Total assets acquired	22,430

Current liabilities assumed	(14,844)

Minority interest	(871)

Net assets acquired	$6 ,715

Back to Contents

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

STONEPATH GROUP, INC. AND SUBSIDIARIES

		Column C – Additions

		(1)	(2)
	Column B -		Charged
	Balance at	Charged to	to other	Column D	Column E -
Column A -	beginning of	costs and	accounts -	Deductions-	Balance at
Description	period	expenses	describe	describe(a)	end of period

Allowance for doubtful accounts:

Year ended December 31, 2003	$320,000	$771,000	$—	$(36,000)	$1,055,000

Year ended December 31, 2002	$167,000	$153,000	$—	$—	$320,000

Year ended December 31, 2001	$—	$167,000	$—	$—	$167,000

(a) Represents writeoff of uncollectible accounts receivable.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on March 15, 2004.

STONEPATH GROUP, INC.

BY: /s/	Dennis L. Pelino
Dennis L. Pelino (Chairman of the Board of Directors and Chief Executive Officer)

BY: /s/	Bohn H. Crain
Bohn H. Crain (Chief Financial Officer)

BY: /s/	Thomas L. Scully
Thomas L. Scully (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/ Dennis L. Pelino	Chairman of the Board of Directors and	March 15, 2004
Dennis L. Pelino	Chief Executive Officer

/s/ J. Douglass Coates	Director	March 15, 2004
Douglass Coates

/s/John Springer	Director	March 15, 2004
John Springer

/s/ David R. Jones	Director	March 15, 2004
David R. Jones

/s/ Aloysius T. Lawn, IV	Director	March 15, 2004
Aloysius T. Lawn, IV

/s/ Robert McCord	Director	March 15, 2004
Robert McCord

Back to Contents

Exhibit Index

Exhibit Index

Exhibit Number	Description

4.6	Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (the “Plan”)

10.10	Amendment to Loan and Security Agreement dated May 15, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc., and Transport Specialists, Inc.

10.12	Third Amendment to Loan and Security Agreement dated December 23, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc.

10.13	Fourth Amendment and Consent Agreement to Loan and Security Agreement dated January 30, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc.

10.14	Modification to Employment Agreement of Dennis L. Pelino dated March 11, 2004

11	Code of Ethics

12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	Subsidiaries of Stonepath Group, Inc.

23.1	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)