Form 10-Q
period 2004-03-31
STONEPATH GROUP INC
filed 2004-05-10
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ____________________.

                        Commission File number 001-16105

                              STONEPATH GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                              65-0867684
-------------------------------------                  -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

There were 41,199,102 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at May 5, 2004.

                              STONEPATH GROUP, INC.

                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
Part I.          FINANCIAL INFORMATION.................................................................................1

         Item 1. Financial Statements (Unaudited) .....................................................................1

                 Condensed Consolidated Balance Sheets
                 at March 31, 2004 and December 31, 2003...............................................................1

                 Consolidated Statements of Operations
                 Three months ended March 31, 2004 and March 31, 2003..................................................2

                 Consolidated Statements of Cash Flows
                 Three months ended March 31, 2004 and 2003............................................................3

                 Notes to Unaudited Consolidated Financial Statements..................................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................26

         Item 4. Controls and Procedures..............................................................................26


Part II.         OTHER INFORMATION....................................................................................26

         Item 1. Legal Proceedings....................................................................................26

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....................27

         Item 3. Defaults Upon Senior Securities......................................................................27

         Item 4. Submission of Matters to a Vote of Security Holders..................................................27

         Item 5. Other Information....................................................................................27

         Item 6. Exhibits and Reports on Form 8-K.....................................................................27


         SIGNATURES...................................................................................................29

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              STONEPATH GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                            March 31, 2004   December 31, 2003
                                                                            --------------   -----------------
                                     Assets

Current assets:
  Cash and cash equivalents                                                 $   4,054,784     $    3,074,151
  Accounts receivable, net                                                     47,402,077         38,470,386
  Other current assets                                                          4,432,223          2,231,297
                                                                            -------------     --------------

    Total current assets                                                       55,889,084         43,775,834

Goodwill and acquired intangibles, net                                         44,864,962         42,540,104
Furniture and equipment, net                                                    8,293,749          7,062,956
Other assets                                                                    1,168,959          1,364,917
Deferred taxes                                                                  1,574,000          1,695,000
                                                                            -------------     --------------

                                                                            $ 111,790,754     $   96,438,811
                                                                            =============     ==============

                        Liabilities and Stockholders' Equity

Current liabilities:
  Line of credit-bank                                                       $   8,623,305     $           --
  Accounts payable                                                             23,506,131         16,119,014
  Accrued expenses                                                              7,326,644          4,030,192
  Earn-out payable                                                              1,157,738          6,623,724
  Capital lease obligation                                                        796,049            671,197
                                                                            -------------     --------------

    Total current liabilities                                                  41,409,867         27,444,127

Capital lease obligation, net of current portion                                1,225,335         1,134, 815
                                                                            -------------     --------------

      Total liabilities                                                        42,635,202         28,578,942
                                                                            -------------     --------------

Minority interest                                                               2,087,100          1,345,790
                                                                            -------------     --------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
    Series D Convertible, issued and outstanding: 192,807 and 310,480
    shares at 2004 and 2003, respectively                                             193                310
  Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 39,943,477 and 37,449,944 shares at 2004 and 2003,
    respectively                                                                   39,943             37,450
  Additional paid-in capital                                                  221,347,937        220,067,956
  Accumulated deficit                                                        (154,357,361)      (153,572,460)
  Accumulated other comprehensive income                                           37,740              1,997
  Deferred compensation                                                                --            (21,174)
                                                                            -------------     --------------

      Total stockholders' equity                                               67,068,452         66,514,079
                                                                            -------------     --------------

 Total liabilities and stockholders' equity                                 $ 111,790,754     $   96,438,811
                                                                            =============     ==============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                    2004               2003
                                                                                    ----               ----
Total revenue                                                                   $  60,533,707      $  38,572,441
Cost of transportation                                                             42,809,574         26,388,801
                                                                                -------------      -------------

Net revenue                                                                        17,724,133         12,183,640


Personnel costs                                                                     9,897,742          6,563,080
Other selling, general and administrative costs                                     8,057,401          4,302,373
Depreciation and amortization                                                         850,836            589,778
Litigation settlement                                                                      --            750,000
                                                                                -------------      -------------

Loss from operations                                                               (1,081,846)           (21,591)

Other income
  Interest income (expense), net                                                      (35,739)            14,767
  Other income (expense), net                                                         (15,508)            14,740
                                                                                -------------      -------------

Income (loss) before income tax expense (benefit) and minority interest            (1,133,093)             7,916
Income tax expense (benefit)                                                         (417,800)            15,221
                                                                                -------------      -------------
Loss before minority interest                                                        (715,293)            (7,305)
Minority interest                                                                      69,608                 --
                                                                                -------------      -------------

Net loss attributable to common stockholders                                    $    (784,901)     $      (7,305)
                                                                                =============      =============

Basic and diluted loss per common share                                         $       (0.02)     $          --
                                                                                =============      =============

Basic and diluted weighted average common shares outstanding                       38,385,489         24,764,810
                                                                                =============      =============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                    2004               2003
                                                                                    ----               ----
Cash flow from operating activities:
Net loss                                                                        $    (784,901)     $      (7,305)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Deferred income taxes                                                               121,000                 --
  Depreciation and amortization                                                       850,836            589,778
  Minority interest in income of subsidiaries                                          69,608                 --
  Stock-based compensation                                                             21,174             23,808
  Loss on disposal of furniture and equipment                                          10,450                 --
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                               4,687,992          2,388,606
  Other assets                                                                       (599,214)            32,107
  Accounts payable and accrued expenses                                            (4,160,617)        (3,697,654)
                                                                                -------------      -------------

         Net cash provided by (used in) operating activities                          216,328           (670,660)
                                                                                -------------      -------------

Cash flows from investing activities:
  Purchases of furniture and equipment                                             (1,081,720)        (1,734,218)
  Acquisition of business, net of cash acquired                                    (2,334,012)           (70,000)
  Payment of earn-out                                                              (5,465,986)        (2,819,150)
  Loans made                                                                          (75,000)                --
                                                                                -------------      -------------

         Net cash used in investing activities                                     (8,956,718)        (4,623,368)
                                                                                -------------      -------------

Cash flows from financing activities:
  Proceeds from line of credit                                                      8,623,305                 --
  Issuance of common stock, net of costs                                                   --          5,674,473
  Issuance of common stock upon exercise of options and warrants                    1,237,357             22,500
  Principal payments on capital lease                                                (175,382)                --
                                                                                -------------      -------------

         Net cash provided by financing activities                                  9,685,280          5,696,973
                                                                                -------------      -------------

  Effect of foreign currency translation                                               35,743                 --
                                                                                -------------      -------------

         Net increase in cash and cash equivalents                                    980,633            402,945

Cash and cash equivalents at beginning of period                                    3,074,151          2,266,108
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $   4,054,784      $   2,669,053
                                                                                =============      =============

Cash paid for interest                                                          $      45,256      $          --
                                                                                =============      =============

Cash paid for income taxes                                                      $      51,261      $      33,224
                                                                                =============      =============

Supplemental disclosure of non-cash investing and financing activities:
  Increase in furniture and equipment and capital lease obligation              $     390,754      $          --
  Increase in common stock from conversion of Series D preferred stock          $         117      $          --


     See accompanying notes to unaudited consolidated financial statements.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

                                                    Three months ended March 31,
                                                    ----------------------------
                                                        2004          2003
                                                    ------------   ----------
Net loss attributable to common stockholders:
As reported                                         $   (784,901)  $   (7,305)
Add: stock-based employee compensation expense
  included in reported net loss, net of tax               13,367       22,618
Deduct:  total stock-based compensation expense
  determined under fair value method for all awards,
  net of tax                                          (1,359,970)    (894,318)
                                                    ------------   ----------

Pro forma net loss attributable to common
  stockholders                                      $ (2,131,504)  $ (879,005)
                                                    ============   ==========

Basic and diluted loss per common share:
  As reported                                       $      (0.02)  $       --
  Pro forma                                                (0.06)       (0.04)

(3) Recent Acquisitions

On February 9, 2004, the Company acquired, through its indirect wholly owned subsidiary, Stonepath Holdings (Hong Kong) Limited, a 55% interest in Shaanxi Sunshine Cargo Services International Co., Ltd. ("Shaanxi"). Shaanxi is a Class A licensed freight forwarder headquartered in Shanghai, PRC and provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution, shipping services and special freight handling. As consideration for the purchase which was effective as of March 1, 2004, the Company paid $5,500,000 consisting of $3,500,000 in cash and $2,000,000 of the Company's common stock. The seller may receive additional consideration of up to an additional $5,500,000 under an earn-out arrangement payable at the rate of $1,100,000 per year over a period of five years based on the future financial performance of Shaanxi. The Company used funds from its credit facility with LaSalle Business Credit, Inc. for the cash payment at the closing. The common shares issued in the transaction are subject to a one year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4,000,000 (on an annualized basis). Also, if the trading price of the Company's common stock is less than $3.17 per share at the end of the one year restriction, the Company will issue additional shares to the seller. Because the common shares issued in connection with this transaction are subject to forfeiture, they are accounted for as additional contingent consideration. When the number of common shares to be retained by the seller is ultimately determined, such shares will be valued at their then fair value and will result in additional goodwill being recorded.

The acquisition, which significantly enhances the Company's presence in the region, was accounted for as a purchase and accordingly, the results of operations and cash flows of Shaanxi will be included in the Company's consolidated financial statements prospectively from the date of acquisition. Because the Company consolidates its foreign subsidiaries on a one month lag, such information will not be reflected in the consolidated financial statements until the second quarter of 2004. The total purchase price, including acquisition expenses of $266,000, but excluding the contingent consideration, was $3,766,000. The following table summarizes the preliminary allocation of the purchase price based on estimated fair value of the assets acquired and liabilities assumed at March 1, 2004 (in thousands):

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

              Current assets                                    $     16,691
              Furniture and equipment                                     89
              Goodwill and other intangible assets                     2,701
                                                                ------------
                     Total assets acquired                            19,481

              Current liabilities assumed                            (14,844)
              Minority interest                                         (871)
                                                                ------------
                      Net assets acquired                       $      3,766
                                                                ============

The following unaudited pro forma information is presented as if the acquisition of Shaanxi had occurred on December 1, 2002, using the one month lag consolidation policy:

                                   March 31, 2004   March 31, 2003
                                   --------------   --------------

        Revenue                      $  80,531        $  51,806
        Net loss                          (221)            (257)
        Loss per share:
         Basic and diluted           $   (0.01)       $   (0.01)


(4) Revolving Credit Facility

To ensure adequate financial flexibility, we have a $20,000,000 revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of our subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At March 31, 2004 we had advances of $1,200,000 and another $7,400,000 in outstanding checks which have been classified as incremental borrowings. Based upon available collateral and net of $1,200,000 in advances under the Facility, outstanding letter of credit commitments and funds reserved for off-shore investments, there was approximately $12,200,000 available for borrowing under our Facility.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

(5) Commitments and Contingencies

On May 6, 2003, we elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the plaintiffs' claims were without merit, we chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, paid $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying March 31, 2003 unaudited consolidated statement of operations.

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

After the summary judgment motion was filed, Emergent filed a second action against the Company and two of its officers alleging different allegations of fraud in connection with the Series C offering. In the new complaint, Emergent alleged that oral statements and written promotional materials distributed by the Company at a meeting in connection with the Series C offering were materially inaccurate with respect to the Company's investment in Net Value, Inc., a wholly owned subsidiary of the Company. Emergent also contended that the defendants failed to disclose certain allegedly material transactions in which an officer was involved prior to his affiliation with the Company. The Company filed a motion to dismiss this new action for failure to state a claim upon which relief can be granted.

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

The Company filed a motion to dismiss Emergent's second amended complaint. On April 15, 2002, the United States District Court for the Southern District of New York entered an order granting the motion to dismiss Emergent's second amended complaint against the Company and its former officers. The Court refused to grant Emergent an additional opportunity to re-plead its claims against the defendants and a final order dismissing the matter was entered. Emergent thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On September 4, 2003, the Second Circuit Court of Appeals entered an order affirming in part, vacating in part and remanding in part the matter to the District Court. The Court of Appeals affirmed the dismissal of some of the counts in the Second Amended Complaint and determined that Emergent had stated a claim on the other counts. The Company has filed an answer denying liability to Emergent and discovery on causation issues is proceeding. The Company believes that it has meritorious defenses to the plaintiff's claims and continues to vigorously defend this action.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

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

In connection with the Shaanxi acquisition, the Company issued 630,915 shares of its common stock. Because these shares are subject to a pro rata forfeiture based on the financial performance of Shaanxi through December 31, 2004, such shares have not been reflected as outstanding securities in the accompanying consolidated financial statements.

Series D Convertible Preferred Stock

There are 192,807 shares of Series D Preferred Stock outstanding as of March 31, 2004.

Each share of the Series D Convertible Preferred Stock is convertible into ten shares of common stock of the Company. Subsequent to December 31, 2003, the holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company's common stock on an as-if converted basis. The Series D Convertible Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law. The Series D Convertible Preferred Stock automatically converts into shares of the Company's common stock as of December 31, 2004.

During the three months ended March 31, 2004, 117,000 shares of the Company's Series D Preferred Stock were converted into 1,170,000 shares of the Company's common stock.

Stock Options

During the three months ended March 31, 2004, options on 2,045,200 shares were granted. The range of exercises prices on granted options was $2.38 to $3.75 per share and the weighted average exercise price was $3.02 per share.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

Options on 45,417 shares expired during the three months ended March 31, 2004. The range of exercise prices was $1.30 to $2.30 per share and the weighted average exercise price was $1.66 per share.

During the three months ended March 31, 2004, options on 873,000 shares were exercised. The range of exercise prices was $0.60 to $1.38 per share and the weighted average exercise price was $0.97 per share.

During the three months ended March 31, 2004, non-employees exercised warrants for the purchase of 443,833 of the Company's common stock. The exercise price of all exercised warrants was $1.00 per share.

(7) Earnings (Loss) per Share

Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. For the three months ended March 31, 2004 and 2003, all stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted loss per common share are 10,821,405 and 8,666,447 at March 31, 2004 and 2003, respectively. Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition are subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004. Accordingly, such shares have been excluded from the calculation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2004.

(8) Income Taxes

For the three months ended March 31, 2004, the Company calculated income tax expense (benefit) using estimated effective rates of 34.0% for U.S. federal income taxes, 4.9% for state income taxes and 30.0% for foreign income taxes. For the quarter ended March 31, 2003, the Company calculated income tax expense only for state and foreign components. The Company did not reflect any expense for federal income taxes in the quarter ended March 31, 2003 due to the full valuation allowance that had been established for its deferred tax assets.

The components of income tax expense (benefit) consist of the following:

                                 Three Months Ended March 31,
                                 ----------------------------
                                     2004              2003
                                 ----------        ----------
          U.S. federal           $ (448,700)       $       --
          State                     (36,200)            7,400
          Foreign                    67,100             7,821
                                 ----------        ----------
                                 $ (417,800)       $   15,221
                                 ==========        ==========

(9) Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in our Annual Report on Form 10-K for the year ended December 31, 2003. Segment information, in which corporate expenses (other than the litigation settlement in 2003) have been fully allocated to the operating segments, is as follows (in thousands):

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

                                                             Three months ended March 31, 2004
                                              -------------------------------------------------------------

                                               Domestic       International
                                               Services         Services          Corporate         Total
                                              ----------     ----------------    ------------     ---------
Revenue from external customers                $ 35,005         $ 25,529          $    --         $  60,534
Intersegment revenue                                  8               12               --                20
Revenue from significant customer                11,761               --               --            11,761
Segment operating income (loss)                  (1,340)             258               --            (1,082)

Segment assets                                   51,924           57,059            4,808           113,791
Segment goodwill                                 23,896           12,366               --            36,262
Depreciation and amortization                       658              193               --               851
Capital additions                                   414              127              931             1,472

                                                             Three months ended March 31, 2003
                                              -------------------------------------------------------------

                                               Domestic       International
                                               Services         Services          Corporate         Total
                                              ----------     ----------------    ------------     ---------
Revenue from external customers               $  23,774         $ 14,798          $    --         $  38,572
Intersegment revenue                                 34               28               --                62
Revenue from significant customer                 9,835               --               --             9,835
Segment operating income (loss)                     262              466             (750)              (22)

Segment assets                                   38,539           14,056            1,809            54,404
Segment goodwill                                 15,309            5,002               --            20,311
Depreciation and amortization                       521               69               --               590
Capital additions                                   344               37            1,353             1,734

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2004              2003
                                                     -------           -------
      Total revenue:

      United States                                  $53,246           $38,123
      Asia                                             6,071               449
      North America (excluding the
        United States)                                   124                --
      Europe                                             668                --
      Other                                              425                --
                                                     -------           -------
      Total                                          $60,534           $38,572
                                                     =======           =======

The following table presents long-lived assets by geographic area:

                                                              March 31,
                                                    ----------------------------
                                                       2004              2003
                                                     -------           -------

      United States                                 $7,892,979        $4,730,653
      Asia                                             400,770            17,385
                                                    ----------        ----------
      Total long-lived assets                       $8,293,749        $4,748,038
                                                    ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement For Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenues consistent with recent results, (ii) our ability to achieve targeted operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share,
(iv) our ability to obtain the capital necessary to make additional acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize our common stock to facilitate our fund raising efforts and associated acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the possible additional issuance of securities upon the conversion or exercise of outstanding convertible securities and to satisfy existing contractual commitments, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company's operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve,
(xiv) regional disruptions in transportation, (xv) the risk that the actual results of recently acquired businesses are not consistent with their historical results and forward-looking guidance provided to us at the time of acquisition, and (xvi) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements, including our most recent Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

         We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. We offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through our International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, Puerto Rico, ten locations in Asia and five locations in South America, using an extensive network of independent carriers and service partners strategically located around the world.

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

         Total revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. We believe that net revenue is also an important measure of economic performance. Net revenue includes transportation revenue and our fee-based activities, after giving effect to the cost of transportation. In addition, management believes measuring its operating costs as a function of net revenue provides a useful metric, as our ability to control costs as a function of net revenue directly impacts operating earnings. With respect to our services other than freight transportation, net revenue is identical to gross revenue.

         A significant portion of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States. The following factors could adversely affect our current international operations, as well as the growth of those operations:

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

         Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our calendar year results will include results from offshore operations for the period December 1 through November 30. As a result of the one-month lag, the earnings impact of the Shaanxi transaction will be first reflected in our consolidated results starting in April 2004.

         Our GAAP based net income will also be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from our completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of the Company's acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as the Company completes more acquisitions, we believe we are actually growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Accordingly, we employ EBITDA as a measure of our historical financial performance and as a benchmark for future guidance.

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

CRITICAL ACCOUNTING POLICIES

         Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2003 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

RESULTS OF OPERATIONS

         Quarter ended March 31, 2004 compared to quarter ended March 31, 2003

         The following table summarizes our total revenue, net transportation and other revenue (in thousands):

                                        Quarter ended March 31,
                                       ------------------------
                                                                          Change
                                                                    -------------------
                                          2004          2003         Amount    Percent
                                       ---------      ---------     --------- ---------
Total revenue                          $  60,534      $  38,572     $  21,962   56.9%
                                       =========      =========     =========


Transportation revenue                 $  55,355      $  35,780     $  19,575    54.7
Cost of transportation                    42,810         26,388        16,422    62.2
                                       ---------      ---------     ---------
Net transportation revenue                12,545          9,392         3,153    33.6
  Net transportation margins               22.7%          26.2%

Customs brokerage                          2,679          1,864           815    43.7
Warehousing and other
  value added services                     2,500            928         1,572   169.4
                                       ---------      ---------     ---------

              Total net revenue        $  17,724      $  12,184     $   5,540   45.5%
                                       =========      =========     =========
  Net revenue margin                       29.3%          31.6%
                                       =========      =========

         Total revenue was $60.5 million in the first quarter of 2004, an increase of 56.9% over total revenue of $38.6 million in the first quarter of 2003. $13.6 million or 62.1% of the increase in total revenue was attributable to organic growth with $8.3 million or 37.9% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $35.0 million in total revenue for the first quarter of 2004, an improvement of $11.2 million and 47.1% over the same prior year period with $8.7 million of the increase coming from same store growth and the remaining $2.5 million in revenue growth coming from acquisitions. The International Services platform delivered $25.5 million in total revenue for the first quarter of 2004, a year over year improvement of $10.7 million or 72.3%, with $4.9 million of the increase coming from same store growth and the remaining $5.8 million improvement attributed to acquisitions.

         Net transportation revenue was $12.5 million in the first quarter of 2004, an increase of 33.6% over net transportation revenue of $9.4 million in the first quarter of 2003. $1.5 million, or 48.4% of the increase in net transportation revenue, was attributable to same store growth with $1.6 million, or 51.6% of the increase, attributable to acquisitions. The Domestic Services platform delivered $9.3 million in net transportation revenue for the first quarter of 2004, an improvement of $1.9 million or 25.7% over the same prior year period, with $1.3 million of the increase coming from same store growth and the remaining $0.6 million in growth coming from acquisitions. The International Services platform delivered $3.2 million in net transportation revenue for the first quarter of 2004, a year over year improvement of $1.2 million or 60.0%, with $0.2 million of the increase coming from same store growth and the remaining $1.0 million improvement attributed to acquisitions.

         Net transportation margins decreased to 22.7% for the first quarter of 2004 from 26.2% for the first quarter of 2003. For the first quarter of 2004, net transportation margins for the Domestic Services platform declined to 28.4% from 32.2% tied primarily to one piece of low-margin business that the Company expects to discontinue by the end of the second quarter of 2004. For the International Services platform, net transportation margins declined to 14.2% from 15.5% driven primarily by general rate increases taken by the underlying asset-based carriers that we have not been able to pass along to our customers.

         Net revenue was $17.7 million in the first quarter of 2004, an increase of 45.5% over net revenue of $12.2 million in the first quarter of 2003. $3.5 million, or 63.6% of the increase in net revenue, was attributable to same store growth, with $2.0 million, or 36.4% of the increase, attributable to acquisitions. The Domestic Services platform delivered $11.5 million in net revenue for the first quarter of 2004, an improvement of $3.3 million or 40.2% over the same prior year period with $2.5 million of the increase coming from same store growth with the remaining $0.8 million in growth coming from acquisitions. The International Services platform delivered $6.2 million in net revenue for the first quarter of 2004, a year over year improvement of $2.2 million or 55.0%, with $1.0 million of the increase coming from same store growth and the remaining $1.2 million improvement attributed to acquisitions.

         Net revenue margins decreased to 29.3% for the first quarter of 2004 compared to 31.6% for the same prior year period. Net revenue margins at Domestic Services declined to 32.9% from 34.3% driven primary from the low margin business that will be winding down by the end of the second quarter of 2004. For the International Services platform, net transportation margins declined to 24.4% from 27.2% driven primarily by general rate increases taken by the underlying asset-based carriers that we have not been able to pass along to our customers.

      The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                               Quarter ended March 31,
                                                    ---------------------------------------------
                                                            2004                      2003                    Change
                                                    --------------------     --------------------      -------------------
                                                    Amount       Percent      Amount      Percent      Amount      Percent
                                                                                                                   -------
Net revenue                                         $17,724       100.0      $12,184       100.0       $5,540         45.5%
                                                    -------      ------      -------      ------       ------
Personnel costs                                       9,898        55.8        6,563        53.9        3,335         50.8
Other selling, general and administrative             8,057        45.5        4,303        35.3        3,754         87.2
Depreciation and amortization                           851         4.8          590         4.8          261         44.2
Litigation settlement                                    --          --          750         6.2         (750)      (100.0)
                                                    -------      ------      -------      ------       ------
Total operating costs                                18,806       106.1       12,206       100.2        6,600         54.1
                                                    -------      ------      -------      ------       ------
Loss from operations                                 (1,082)       (6.1)         (22)       (0.2)      (1,060)         NM
Other income (expense), net                             (51)       (0.3)          30         0.2          (81)         NM
                                                    -------      ------      -------      ------       ------
Income (loss) before income tax
  expense (benefit) and
  minority interest                                  (1,133)       (6.4)           8          --       (1,141)         NM
Income tax expense (benefit)                           (418)       (2.4)          15         0.1         (433)         NM
                                                    -------      ------      -------      ------       ------
Loss before minority interest                          (715)       (4.0)          (7)       (0.1)        (708)         NM
Minority interest                                        70         0.4           --          --           70          NM
                                                    -------      ------      -------      ------       ------
Net loss attributable to common
  stockholders                                      $  (785)       (4.4)     $    (7)       (0.1)     $  (778)         NM
                                                    =======      ======      =======      ======      =======

         Personnel costs were $9.9 million for the first quarter of 2004, an increase of 50.8% over $6.6 million for the first quarter of 2003. $0.8 million or 24.2% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $2.5 million or 75.8% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue increased to 55.8% in the first quarter of 2004 from 53.9% in the first quarter of 2003. This increase was driven by hiring of operations, sales and management personnel, particularly in our International Services platform. For the comparable prior year period, headcount increased by 570 to a total of 1,098 with 414 added in operations, 45 added in sales and marketing and 111 added in financial and administrative services.

         Other selling, general and administrative costs were $8.1 million for the first quarter of 2004, an increase of 87.2% over $4.3 million for the first quarter of 2003. $0.6 million or 15.8% of the increase is attributable to incremental costs assumed as part of our acquisition program with $3.2 million or 84.2% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs increased to 45.5% in the first quarter of 2004 from 35.3% in the first quarter of 2003. This increase is primarily due to spending related to facilities, equipment and technology particularly in our Domestic Services platform.

         Depreciation and amortization was $0.9 million in the first quarter of 2004, an increase of 44.2% over $0.6 million in the first quarter of 2003. This increase is primarily due to the amortization of intangible assets acquired. Depreciation and amortization as a percentage of net revenue remained constant at 4.8%.

         In the first quarter of 2003, litigation settlement charges resulted from the settlement of litigation that arose prior to our transition to a logistics business. Such settlement was ultimately paid using $400,000 in cash and $350,000 in shares of the Company's common stock.

         Loss from operations was $1.1 million in the first quarter of 2004, as compared to breakeven results for the first quarter of 2003. Loss from operations as a percentage of net revenue was (6.1%) for the first quarter of 2004.

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal net operating losses
(NOLs). In the fourth quarter of 2003, we reversed $3.0 million of the valuation allowance based on the Company's history of profitable operations for the past year and projected profitability in the near future. In addition we also recorded a deferred tax liability generated principally by the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. As a result, we recognized a non-cash net tax benefit of $1.7 million in 2003. The Company has approximately $17.8 million of NOLs as of December 31, 2003 to offset future federal taxable income. Due to the NOLs, the Company was only subject to certain state and foreign taxes which resulted in a tax provision of approximately $15,000 in 2003.

         Net loss attributable to common stockholders was $0.8 million in the first quarter of 2004, compared to breakeven results in the first quarter of 2003. Basic and diluted loss per common share was $0.02 for the first quarter of 2004 compared to $0.00 per basic and diluted common share for the first quarter of 2003.

FINANCIAL OUTLOOK

         Based on our first quarter results and outlook for the balance of the year, we are forecasting earnings before interest, taxes, depreciation and amortization, or EBITDA, of $11.0 million on expected total revenue of $325.0 million and expect net income of $5.5 million. This guidance is based on the current platform and visibility to new customers in our sales pipeline but does not include any incremental acquisitions that we might complete over the course of 2004. In general, we expect to deploy $10.0 to $20.0 million per year in support of our acquisition strategy which would be funded through a combination of existing cash, draws upon our credit facility, the proceeds of new financings and the value of newly issued securities. Based on our acquisition model, this could generate incremental annualized EBITDA in the range of $4.0 to $8.0 million. Based on the recent erosion in our stock price, however, our acquisition activity over the course of 2004 is likely to be at the low end of this range.

         We believe that EBITDA is a useful financial measure for investors because it eliminates the effect of non-cash costs associated with the amortization of customer intangibles arising from the Company's acquisition strategy. A reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K follows:

                                                     (amounts in millions)
                                                     2003A           2004E
                                                     -----           -----
         Net income                                   $7.1           $ 5.5
         Interest expense/(income)                     0.2             0.5
         Income tax expense/(benefit)*                (1.3)              -
         Depreciation and amortization                 2.6             5.0
                                                      ----           -----
         EBITDA (Earnings before interest,
           taxes, depreciation and amortization)      $8.6           $11.0
                                                      ====           =====

* Prior to the fourth quarter of 2003, the Company maintained a valuation allowance to offset 100% of the net deferred tax assets associated with the tax losses generated prior to the Company's move into the logistics business. In the fourth quarter of 2003, a portion of the valuation allowance was reversed, resulting in the recognition of a deferred tax asset and related nonrecurring non-cash tax benefit of $1.7 million, resulting in an overall income tax benefit of $1.3 million. For purposes of developing its 2004 net earnings guidance, the Company has assumed that an additional portion of the valuation allowance will be reversed in 2004 that will result in additional tax benefits to offset any tax expense for the year.

         Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) our ability to sustain revenue growth rates consistent with recent results, (ii) our ability to achieve targeted operating margins, (iii) that no material economic or customer disruptions will occur, (iv) that we will not be required to repay some portion or all of the $1.3 million received by us as a payment of pre-petition indebtedness during the bankruptcy of a material customer, (v) that we will not be caused to incur additional charges as a result of the bankruptcy of FAO, Inc., a significant customer of the recently acquired business of Regroup, (vi) that we continue to maintain existing relationships with key employees, (vii) that there is no unexpected adverse result in any legal proceeding, and (viii) that other factors which are or may be identified from time to time in our SEC filings and other public announcements, including our most recent Annual Report on Form 10-K for the year ended December 31, 2003, will not have an adverse effect on our operations. Furthermore, our estimates as to the expected financial results that may be realized from our recent acquisitions have been developed based on the historical results and forward looking guidance provided to us at the time of such each transaction. We may need to adjust our 2004 guidance if the results of operations of the acquired businesses in 2004 are inconsistent with the historical and forward-looking guidance provided to us by the sellers of those businesses. These adjustments could materially affect our 2004 estimates.

         Assuming we can continue to execute on our business plan and acquisition model without any material disruptions, and identify and close transactions similar to transactions accomplished to date, it is our goal to generate $500.0 million in annualized revenue by the end of 2006.

         Notwithstanding our expectations regarding our ability to deliver these results, we can never be certain that future revenue or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk elements otherwise identified in our Annual Report on Form 10-K for the year ended December 31, 2003 under "Risks Particular to our Business." Furthermore, even though we believe our current operations will achieve a certain level of earnings on an annual basis, our results are subject to seasonal trends.

SOURCES OF GROWTH

         Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from operations that have been included in the Company's operating results for the full comparable prior year period. The table below presents "same store" comparisons for the three-month period ended March 31, 2004 (which is the measure of any increase from the same period of 2003).

                                             For the three months ended
                                                   March 31, 2004
                  Domestic                             38.0%
                  International                        33.6%

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $4.1 million and $3.1 million as of March 31, 2004 and December 31, 2003, respectively. Working capital totaled $14.5 million and $16.3 million at March 31, 2004 and December 31, 2003, respectively.

         Cash provided by operating activities was $0.2 million for the first quarter of 2004 compared to $0.7 million used in the first quarter of 2003. This quarter on quarter improvement was driven principally by the seasonal increase in our collection of receivables.

         Net cash used in investing activities during the first quarter of 2004 was $9.0 million compared to $4.6 million in the first quarter of 2003. Investing activities were driven principally by approximately $5.5 million in earn-out payments made in relation to 2003 performance targets, $2.3 million paid for acquisitions (net of cash acquired) and $0.7 million spent in connection with the roll-out of Tech-Logis(TM), the Company's new web-based technology platform.

         Net cash provided by financing activities during the first quarter of 2004 was $9.7 million compared to $5.7 million in the first quarter of 2003. Financing activities consisted of $8.6 million in proceeds from the Company's line of credit and $1.2 million from the issuance of common stock upon the exercises of options and warrants, offset by principal payments of $0.2 million for a capital lease. We may receive proceeds in the future from the exercise of options and warrants that were outstanding as of the end of the first quarter. As of March 31, 2004, approximately 13,170,000 options and warrants were outstanding.


                                                                      Proceeds
                                                 Number of shares   if exercised

Options outstanding under our Stock Option Plan     10,684,217      $ 17,181,613
Non-Plan Options                                     1,046,700         2,494,250
Warrants                                             1,439,563         1,499,573
                                                    ----------      ------------

Total                                               13,170,480      $ 21,175,436
                                                    ==========      ============


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

         As of May 1, 2004 we had advances of $9.8 million and we had eligible accounts receivable sufficient to support $16.5 million in borrowings. The terms of our Facility are subject to certain financial covenants which may limit the amount otherwise available under the Facility. Principal among these are financial covenants that limit availability based upon measures of our cash flow, as well as a multiple of funded debt to consolidated EBITDA of our domestic operations. Under the funded debt to consolidated EBITDA covenant, our funded debt is limited to a multiple of 2.75 of our domestic EBITDA measured on a rolling four quarter basis. Based on our rolling four quarter forecast, the domestic component of our current 2004 EBITDA guidance would provide capacity of approximately $17.0 million under our Facility. If our rolling four quarter domestic EBITDA decreases, the availability under our Facility could be negatively impacted.

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

         We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations and to implement our acquisition strategy in the near term. However, our ability to finance further acquisitions is limited by the availability of additional capital. We may finance acquisitions, however, using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

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

         Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $5.0 million or more.

         On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The transaction was valued at up to $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of up to $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon 2003 performance, the former Air Plus shareholders received $5.0 million on March 31, 2004. On a cumulative basis, Air Plus has generated $12.8 million in adjusted earnings, providing its former shareholders with a total of $8.0 million in earn-out payments and excess earnings of $0.8 million to carryforward and apply to future earnings targets. In total, the former Air Plus shareholders have elected to receive $7.6 million in cash with the balance paid in Company common stock.

         On April 4, 2002, we acquired Stonepath Logistics International Services, Inc. ("SLIS") (f/k/a Global Transportation Services, Inc.), a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former Global shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former Global shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("SLIS' tier-two earn-out"). Under SLIS' tier-two earn-out, the former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2003 performance, the former Global shareholders received $1.0 million on April 1, 2004. On a cumulative basis, SLIS has generated $9.3 million in adjusted earnings, providing its former shareholders with a total of $1.8 million in cash earn-out payments and excess earnings of $5.8 million to carryforward and apply to future earnings targets.

         On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon 2003 performance, the former United American shareholder received $0.2 million on April 1, 2004. On a cumulative basis, United American has generated $2.4 million in adjusted earnings, providing its former shareholder with a total of $0.5 million in cash earn-out payments and a cumulative earnings shortfall of $2.0 million. In future years, earnings in excess of the $2.2 million target would first be applied against the $2.0 million shortfall.

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

         On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments payable in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, the Company also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of Company common stock, on a post-closing basis. Based upon 2003 performance, G-Link received an earn-out payment of $0.2 million on April 1, 2004.

         On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi Sunshine Cargo Services International Co., Ltd.(Shaanxi) Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction is valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company's common stock paid at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company has agreed to pay Shaanxi for 55% of its closing date working capital. The common shares issued in the transaction are subject to a one year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4.0 million (on an annualized basis). Also, if the trading price of the Company's common stock is less than $3.17 per share at the end of the one year restriction, the Company will issue additional shares to the seller.

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

         The following table summarizes our contingent base earn-out payments for the years indicated based on results of the prior year (in thousands)(1)(2):

                        2005           2006           2007           2008            2009           TOTAL
                     ----------------------------------------------------------------------------------------
Earn-out payments:
     Domestic        $     9,040    $      8,050   $      2,500   $      2,500    $         --   $     22,090
     International         3,904           3,904          4,276          2,542           2,010         16,636
                     -----------    ------------   ------------   ------------    ------------   ------------
Total earn-out
payments             $    12,944    $     11,954   $      6,776   $      5,042    $      2,010   $     38,726
                     ===========    ============   ============   ============    ============   ============

Prior year pre-tax earnings targets(3)
     Domestic        $    12,306    $     12,306   $      3,500   $      3,500    $         --   $     31,612
     International        10,546          10,546         11,602          6,940           5,823         45,457
                     -----------    ------------   ------------   ------------    ------------   ------------
Total pre-tax
earnings targets     $    22,852    $     22,852   $     15,102   $     10,440    $      5,823   $     77,069
                     ===========    ============   ============   ============    ============   ============

Earn-outs as a percentage of prior year pre-tax earnings targets:
     Domestic               73.5%           65.4%          71.4%          71.4%             --           69.9%
     International          37.0%           37.0%          36.9%          36.6%           34.5%          36.6%
     Combined               56.6%           52.3%          44.9%          48.3%           34.5%          50.2%

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

         The Company is a defendant in a number of legal proceedings, including one remaining material legal proceeding that arose prior to our transition to a logistics business. That proceeding has been identified in our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations in the period recorded.

         One of the Company's customers which is the subject of a Chapter 11 proceeding under the Bankruptcy Code, paid to the Company approximately $1.3 million of pre-petition indebtedness for shipping and delivery charges pursuant to an order of a United States Bankruptcy Court authorizing the payment of such charges. One of the creditors in the Chapter 11 proceeding appealed other orders of the Bankruptcy Court authorizing the payment of pre-petition indebtedness to other creditors for other charges and those orders have been reversed by a court proceeding. While no action has been taken in the Bankruptcy Court to challenge the payment made to the Company, if such action were taken in the future and that action were successful, the Company could be required to return all or a substantial portion of the payments made by the customer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and its line of credit. The Company does not have any derivative financial instruments in its investment portfolio. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at March 31, 2004, the change in interest expense would have had an immaterial impact on the Company's results of operations and cash flows.

         The Company also has exposure to foreign currency fluctuations with respect to its offshore subsidiaries. The Company does not utilize derivative instruments to manage such exposure. A hypothetical change of 10% in the value of the U.S. dollar would have had an immaterial impact on the Company's results of operations.

Item 4. Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Other than as discussed in the fourth paragraph of this Item 4, there have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

         As of the date of this Report, the Company believes it has a plan that, when completed, will eliminate the reportable condition described above. There were no other changes during the first quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

         Other than as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, there have been no material developments in any of the reported legal proceedings.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's overall consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        Effective as of February 9, 2004, we issued 630,915 shares of our common stock to Andy Tsai in partial consideration for the acquisition of a controlling interest in Shaanxi. The shares were valued, for purposes of the acquisition, at $2.0 million ($3.17 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are included herein:

     2.9 Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai, dated November 10, 2003.(1)

     2.10 Amendment Letter Agreement dated February 9, 2004, to the Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai.(1)

     10.14 Amendment to Executive Employment Agreement between Stonepath Logistics International Services, Inc. and Jason Totah dated April 1, 2004.

     12 Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


(1) Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2004.

        (b) Reports on Form 8-K:

         On February 24, 2004, the Company filed a Current Report on Form 8-K dated February 9, 2004, reporting under Item 2 on the acquisition of a majority interest in Shaanxi Sunshine Cargo Services International Co., Ltd.

         On February 26, 2004, the Company furnished under Items 9 and 12 of Form 8-K, a copy of its earnings release dated February 25, 2004.

         On February 27, 2004, the Company furnished an amendment to its Form 8-K dated February 26, 2004, to correct certain typographical errors inadvertently contained in the summary financial data tables that accompanied the February 25, 2004 earnings release.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STONEPATH GROUP, INC.


Date: May 10, 2004                      /s/ Dennis L. Pelino
                                        -------------------------------------
                                        Dennis L. Pelino
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors



Date: May 10, 2004                      /s/ Bohn H. Crain
                                        -------------------------------------
                                        Bohn H. Crain
                                        Chief Financial Officer and Treasurer




Date: May 10, 2004                      /s/ Thomas L. Scully
                                        -------------------------------------
                                        Thomas L. Scully
                                        Vice President and Controller and
                                        Principal Accounting Officer