Form 10-Q
period 2004-06-30
STONEPATH GROUP INC
filed 2004-08-09
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended June 30, 2004


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ____________________ to ____________________.


                        Commission File number 001-16105


                              STONEPATH GROUP, INC.
         ---------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |__|

There were 41,769,472 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at July 31, 2004.

                              STONEPATH GROUP, INC.

                                      INDEX

                                                                                                                    Page
                                                                                                                    ----

Part I.          FINANCIAL INFORMATION.................................................................................1

        Item 1.  Financial Statements (Unaudited)......................................................................1

                 Condensed Consolidated Balance Sheets
                 June 30, 2004 and December 31, 2003...................................................................1

                 Consolidated Statements of Operations
                 Three and Six months ended June 30, 2004 and 2003.....................................................2

                 Consolidated Statements of Cash Flows
                 Six months ended June 30, 2004 and 2003...............................................................3

                 Notes to Unaudited Consolidated Financial Statements..................................................4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...........................................................................................13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................33

         Item 4. Controls and Procedures..............................................................................33

Part II.         OTHER INFORMATION....................................................................................34

         Item 1. Legal Proceedings....................................................................................34

         Item 2. Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities.......................................................................34

         Item 3. Defaults Upon Senior Securities......................................................................35

         Item 4. Submission of Matters to a Vote of Security Holders..................................................35

         Item 5. Other Information....................................................................................35

         Item 6. Exhibits and Reports on Form 8-K.....................................................................36

         SIGNATURES...................................................................................................38

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STONEPATH GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                                June 30, 2004       December 31, 2003
                                                                                -------------       -----------------
                                              Assets
Current assets:
     Cash                                                                       $   1,304,354         $  3,074,151
     Accounts receivable, net                                                      58,889,451           38,470,386
     Other current assets                                                           3,319,212            2,231,297
                                                                                -------------         ------------
              Total current assets                                                 63,513,017           43,775,834


Goodwill and acquired intangibles, net                                             47,049,767           42,540,104
Furniture and equipment, net                                                        9,827,316            7,062,956
Other assets                                                                        1,500,993            1,364,917
Deferred taxes                                                                      1,453,000            1,695,000
                                                                                -------------         ------------
              Total assets                                                      $ 123,344,093         $ 96,438,811
                                                                                =============         ============
                               Liabilities and Stockholders' Equity
Current liabilities:
     Line of credit - bank                                                      $  12,225,100         $          -
     Accounts payable                                                              31,731,433           16,119,014
     Accrued expenses                                                               6,080,835            4,030,192
     Earn-out payable                                                                 117,249            6,623,724
     Capital lease obligations                                                        813,686              671,197
                                                                                ------------         ------------
              Total current liabilities                                            50,968,303           27,444,127

Capital lease obligations, net of current portion                                   1,031,497            1,134,815
                                                                                -------------         ------------
              Total liabilities                                                    51,999,800           28,578,942
                                                                                -------------         ------------

Minority interest                                                                   3,416,448            1,345,790
                                                                                -------------         ------------

Commitments and contingencies (Note 5)
 Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        Series D Convertible, issued and outstanding: 161,184 and
        310,480 shares at 2004 and 2003, respectively                                     161                  310
     Common stock, $.001 par value, 100,000,000 shares authorized;
        issued and outstanding: 41,032,974 and 37,449,944 shares
        at 2004 and 2003, respectively                                                 41,033               37,450
     Additional paid-in capital                                                   222,041,271          220,067,956
     Accumulated deficit                                                         (154,138,412)        (153,572,460)
     Accumulated other comprehensive income                                            49,892                1,997
     Deferred compensation                                                            (66,100)             (21,174)
                                                                                -------------         ------------
              Total stockholders' equity                                           67,927,845           66,514,079
                                                                                -------------         ------------
              Total liabilities and stockholders' equity                        $ 123,344,093         $ 96,438,811
                                                                                =============         ============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                  -------------------------------    ----------------------------------
                                                      2004               2003             2004                2003
                                                  ------------       ------------    -------------         ------------
Total revenue                                     $ 87,226,679       $ 46,333,898    $ 147,760,386         $ 84,906,339
Cost of transportation                              66,884,570         32,228,800      109,694,144           58,617,601
                                                  ------------       ------------    -------------         ------------
Net revenue                                         20,342,109         14,105,098       38,066,242           26,288,738

Personnel costs                                     10,871,557          7,003,018       20,769,299           13,566,098
Other selling, general and
  administrative costs                               7,423,296          6,058,820       15,480,697           10,361,193
Depreciation and amortization                        1,092,592            570,451        1,943,428            1,160,229
Litigation settlement                                        -                  -                -              750,000
                                                  ------------       ------------    -------------         ------------

Income (loss) from operations                          954,664            472,809         (127,182)             451,218

Other income (expense)
  Interest expense                                     (59,304)            (4,561)         (95,043)              (2,134)
  Other income (expense), net                          (19,776)            59,181          (35,284)              86,261
                                                  ------------       ------------    -------------         ------------
Income (loss) from continuing operations
  before income tax expense (benefit)
  and minority interest                                875,584            527,429         (257,509)             535,345
Income tax expense (benefit)                           174,207             42,995         (243,593)              58,216
                                                  ------------       ------------    -------------         ------------

Income (loss) from continuing operations
  before minority interest                             701,377            484,434          (13,916)             477,129
Minority interest                                      482,428                  -          552,036                    -
                                                  ------------       ------------    -------------         ------------

Income (loss) from continuing operations               218,949            484,434         (565,952)             477,129
Loss from discontinued operations, net of tax                -           (354,991)               -             (354,991)
                                                  ------------       ------------    -------------         ------------

Net income (loss)                                 $    218,949       $    129,443    $    (565,952)        $    122,138
                                                  ============       ============    =============         ============

Basic earnings (loss) per common share -
  Continuing operations                           $       0.01       $       0.02    $       (0.01)        $       0.02
  Discontinued operations                                    -              (0.02)               -                (0.02)
                                                  ------------       ------------    -------------         ------------

Basic earnings (loss) per common share            $       0.01       $          -    $       (0.01)        $          -
                                                  ============       ============    =============         ============
Diluted earnings (loss) per common share -
  Continuing operations                           $          -       $       0.01    $       (0.01)        $       0.01
  Discontinued operations                                    -              (0.01)               -                (0.01)
                                                  ------------       ------------    -------------         ------------

Diluted earnings (loss) per common share          $          -       $          -    $       (0.01)        $          -
                                                  ============       ============    =============         ============

Basic weighted average shares outstanding           40,476,681         28,410,129       39,072,856           26,597,540
                                                  ============       ============    =============         ============
Diluted weighted average shares and share
  equivalents outstanding                           47,237,647         38,082,567       39,072,856           35,305,458
                                                  ============       ============    =============         ============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                 Six months ended June 30,
                                                                                   2004           2003
                                                                                ------------   ------------
Cash flows from operating activities:
Net income (loss)                                                               $   (565,952)  $    122,138
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Deferred income taxes                                                             242,000              -
   Depreciation and amortization                                                   1,943,428      1,160,229
   Minority interest in income of subsidiaries                                       552,036              -
   Stock-based compensation                                                           25,074         47,616
   Issuance of common stock in litigation settlement                                       -        350,000
   Discontinued operations - issuance of common stock to consultant                        -        128,000
   Other                                                                              10,450              -
Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                            (8,434,570)    (4,311,691)
   Other assets                                                                     (735,010)    (1,069,842)
   Accounts payable and accrued expenses                                           7,383,284       (213,966)
                                                                                ------------   ------------

      Net cash provided by (used in) operating activities                            420,740     (3,787,516)
                                                                                ------------   ------------

Cash flows from investing activities:
   Purchases of furniture and equipment                                           (2,796,233)    (3,905,048)
   Acquisitions of businesses, net of cash acquired                               (6,741,230)    (3,770,000)
   Payment of earn-out                                                            (6,506,475)    (3,476,856)
   Loans made                                                                        (75,000)      (320,909)
                                                                                ------------   ------------

      Net cash used in investing activities                                      (16,118,938)   (11,472,813)
                                                                                ------------   ------------

Cash flows from financing activities:
   Proceeds from line of credit, net                                              12,225,100      5,618,000
   Issuance of common stock, net of costs                                                  -      5,670,539
   Issuance of common stock upon exercise of options and warrants                  2,006,989        104,861
   Proceeds from financing of equipment                                                    -      1,960,952
   Principal payments on capital lease                                              (351,583)             -
                                                                                ------------   ------------

      Net cash provided by financing activities                                   13,880,506     13,354,352

   Effect of foreign currency translation                                             47,895              -
                                                                                ------------   ------------

      Net decrease in cash and cash equivalents                                   (1,769,797)    (1,905,977)

Cash and cash equivalents at beginning of period                                   3,074,151      2,266,108
                                                                                ------------   ------------

Cash and cash equivalents at end of period                                      $  1,304,354   $    360,131
                                                                                ============   ============

Cash paid for interest                                                          $    123,380   $          -
                                                                                ============   ============

Cash paid for income taxes                                                      $     87,261   $          -
                                                                                ============   ============

Supplemental disclosure of non-cash investing and financing activities:
   Increase in furniture and equipment and capital lease obligation             $    390,754   $          -
   Increase in common stock from conversion of Series D preferred stock         $        149   $          -
   Issuance of warrants for consulting services                                 $     70,000   $          -
   Issuance of common stock in connection with exercise of options              $    200,240   $          -
   Issuance of common stock in connection with acquisitions                     $    100,000   $  1,000,000
   Issuance of common stock in connection with payment of earn-out              $          -   $    443,300

     See accompanying notes to unaudited consolidated financial statements.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker in both revenues and earnings as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

(2) Stock-Based Compensation

The Company accounts for its employee stock option grants by applying the intrinsic value method. The table below illustrates the effect on net income
(loss) and earnings (loss) per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the fair value method.


                                                         Three months ended June 30,         Six months ended June 30,
                                                       --------------------------------  ----------------------------------
                                                            2004            2003               2004             2003
                                                       --------------------------------  ----------------------------------
Net income (loss) as reported                           $    218,949     $   129,443      $  (565,952)       $   122,138
Add: stock-based employee compensation expense
       included in reported net income (loss), net
       of tax                                                      -          22,617           13,202             45,235
Deduct: total stock-based compensation expense
       determined under the fair value method for all
       awards, net of tax                                   (458,785)       (490,328)      (1,930,411)       (1,275,707)
                                                        ------------     -----------      -----------        -----------

Pro forma net loss                                      $   (239,836)    $  (338,268)     $(2,483,161)       $(1,108,334)
                                                        ============     ===========      ===========        ===========


Basic earnings (loss) per common share:
        As reported                                     $       0.01     $         -      $     (0.01)       $         -
        Pro forma                                              (0.01)          (0.01)           (0.06)             (0.04)


Diluted earnings (loss) per common share:
        As reported                                     $          -     $         -      $     (0.01)       $         -
        Pro forma                                              (0.01)          (0.01)           (0.06)             (0.04)

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

(3) Recent Acquisitions

On February 9, 2004, the Company acquired, through its indirect wholly owned subsidiary, Stonepath Holdings (Hong Kong) Limited, a 55% interest in Shaanxi Sunshine Cargo Services International Co., Ltd. ("Shaanxi"). Shaanxi is a Class A licensed freight forwarder headquartered in Shanghai, PRC and provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution, shipping services and special freight handling. As consideration for the purchase, which was effective as of March 1, 2004, the Company paid $5,500,000 consisting of $3,500,000 in cash and $2,000,000 of the Company's common stock; additionally, in late August 2004 the Company will pay the seller $1,913,000 which represents 55% of Shaanxi's working capital as of March 1, 2004. The seller may receive additional consideration of up to an additional $5,500,000 under an earn-out arrangement payable at the rate of $1,100,000 per year over a period of five years based on the future financial performance of Shaanxi. The Company used funds from its credit facility with LaSalle Business Credit, LLC. for the cash payment at the closing. The common shares issued in the transaction are subject to a one year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4,000,000 (on an annualized basis). Also, if the trading price of the Company's common stock is less than $3.17 per share at the end of the one-year restriction, the Company will issue additional shares to the seller. Because the common shares issued in connection with this transaction are subject to forfeiture, they are accounted for as additional contingent consideration. When the number of common shares to be retained by the seller is ultimately determined, such shares will be valued at their then fair value and will result in additional goodwill being recorded.

The acquisition, which significantly enhances the Company's presence in the region, was accounted for as a purchase and accordingly, the results of operations and cash flows of Shaanxi have been included in the Company's consolidated financial statements prospectively from the date of acquisition. Because the Company consolidates its foreign subsidiaries on a one-month lag, such information has been reflected in the consolidated statement of operations effective for periods subsequent to April 1, 2004. The total purchase price, including acquisition expenses of $269,000, but excluding the contingent consideration, was $5,682,000. The following table summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed at March 1, 2004 (in thousands):

              Current assets                               $      13,330
              Furniture and equipment                                157
              Goodwill and other intangible assets                 3,614
                                                           -------------
                     Total assets acquired                        17,101

              Current liabilities assumed                         (9,727)
              Minority interest                                   (1,692)
                                                           -------------
                      Net assets acquired                  $       5,682
                                                           =============

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

The following unaudited pro forma information is presented as if the acquisition of Shaanxi had occurred on December 1, 2002, using the one-month lag consolidation policy (in thousands, except earnings per share):

                                              Three Months Ending June 30,            Six Months Ending June 30,
                                           ------------------------------------   ------------------------------------
                                                 2004                2003                 2004              2003
                                           ------------------- ----------------   ----------------- ------------------

Revenue                                     $     87,227      $     63,219         $    172,316      $    118,217

Income from continuing operations                    237               756                  172             1,214

Net income                                           237               401                  172               859

Earnings per share:
             Basic                          $       0.01      $       0.01         $          -      $       0.03

             Diluted                                   -              0.01                    -              0.02



(4) Revolving Credit Facility


The Company maintains a $20,000,000 (subsequently increased to $25,000,000 - see
Note 10) revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. The Company expects that the cash flow from operations of its subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with its acquisitions. Therefore, the Company anticipates that its primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At June 30, 2004 the Company had advances of $12,225,000. Based upon available collateral and net of advances under the Facility and outstanding letter of credit commitments, there was approximately $6,060,000 available for borrowing under the Facility.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

(5) Commitments and Contingencies

On May 6, 2003, we elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although we believed that the plaintiffs' claims were without merit, we chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, paid $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying unaudited consolidated statement of operations for the six month period ended June 30, 2003.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

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

Series D Convertible Preferred Stock

There are 161,184 shares of Series D Preferred Stock outstanding as of June 30, 2004.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

During the six months ended June 30, 2004, 149,293 shares of the Company's Series D preferred stock were converted into 1,492,930 shares of the Company's common stock.

Stock Options and Warrants

The following summarizes the Company's stock option activity and related information:

                                                                                                   Weighted
                                                                     Range of                      average
                                                 Shares           exercise prices               exercise price
                                              -------------     ---------------------        -------------------
Outstanding at January 1, 2004                 10,604,134       $   0.50 -  17.50                $    1.36
Granted                                         2,624,700           1.97 -   3.75                     2.86
Exercised                                      (1,569,094)          0.60 -   1.81                     0.94
Cancelled                                        (253,723)          1.30 -   2.38                     1.94
                                              -----------
Outstanding at June 30, 2004                   11,406,017       $   0.50 -  17.50                $    1.75
                                               ==========


The Company received and cancelled 170,579 shares of its common stock in connection with a cashless exercise on June 22, 2004.


The following summarizes the Company's stock warrant activity and related information:

                                                                                                  Weighted
                                                                       Range of                    average
                                                    Shares          Exercise prices            exercise price
                                                  ----------      ---------------------      -------------------
Outstanding at January 1, 2004                    1,883,396        $  1.00 - 1.49                $    1.03
Granted                                             600,000                  5.00                     5.00
Exercised                                          (525,612)                 1.00                     1.00
                                                  ---------
Outstanding at June 30, 2004                      1,957,784        $  1.00 - 5.00                $    2.26
                                                  =========


(7) Earnings (Loss) per Share

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded from the calculation of diluted earnings (loss) per share because their effect was antidilutive. The total numbers of such shares excluded from the diluted earnings (loss) per common share calculations are 1,565,400 and 288,600 for the three months ended June 30, 2004 and 2003, respectively, and 9,798,859 and 766,777 for the six months ended June 30, 2004 and 2003, respectively. Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition are subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004. Accordingly, such shares have been excluded from the calculation of basic and diluted earnings (loss) per common share for the three- and six-month periods ended June 30, 2004.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

(8) Income Taxes

For the three- and six-month periods ended June 30, 2004, the Company calculated income tax expense (benefit) using estimated effective rates of 34.0% for U.S. federal income taxes, 4.9% for state income taxes and 30.0% for foreign income taxes. For the three- and six-month periods ended June 30, 2003, the Company calculated income tax expense only for state and foreign components; the Company did not reflect any expense for federal income taxes in those periods due to the full valuation allowance that had been established for its deferred tax assets.

The components of income tax expense (benefit) consist of the following:


                       Three months ended June 30,            Six months ended June 30,
                    ----------------------------------     ------------------------------
                       2004                 2003                 2004              2003
                   -------------       ---------------     ---------------   ------------
U.S. federal        $  (59,814)           $        -         $  (508,514)     $         -
State                  (51,350)               28,534             (87,550)          35,934
Foreign                285,371                14,461             352,471           22,282
                   -----------            ----------         -----------      -----------
                    $  174,207            $   42,995         $  (243,593)     $    58,216
                   ===========            ==========         ===========      ===========

(9) Segment Information

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004


                                                        Three months ended June 30, 2004
                                          -----------------------------------------------------------
                                            Domestic       International
                                            Services         Services        Corporate         Total
                                          ----------        ---------       -----------    ----------
Revenue from external customers            $  33,924           53,303       $      -       $   87,227
Intersegment revenue                               8               83              -               91
Income (loss) from operations                   (902)           1,857              -              955


                                                        Three months ended June 30, 2003
                                          -----------------------------------------------------------
                                            Domestic     International
                                            Services        Services        Corporate         Total
                                          ----------        ---------       -----------    ----------
Revenue from external customers            $  24,061        $  22,273      $       -       $   46,334
Intersegment revenue                               6               29              -               35
Income (loss) from operations                   (166)             639              -              473


                                                         Six months ended June 30, 2004
                                          -----------------------------------------------------------
                                            Domestic      International
                                            Services        Services        Corporate         Total
                                          ----------        ---------       -----------    ----------


Revenue from external customers            $  68,929        $  78,831      $       -       $  147,760
Intersegment revenue                               9               95              -              104
Income (loss) from operations                 (2,242)           2,115              -             (127)

Segment assets                                48,793           65,959          8,592          123,344
Segment goodwill and intangibles, net         28,012           19,038              -           47,050


                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

                                                      Six months ended June 30, 2003
                                        --------------------------------------------------------------
                                           Domestic      International
                                           Services         Services        Corporate        Total
                                        ---------------  -------------    -------------   ------------
Revenue from external customers           $   47,835       $   37,071     $        -      $    84,906
Intersegment revenue                              40               57              -               97
Income (loss) from operations                     95            1,106           (750)             451

Segment assets                                47,238           15,778          3,653           66,669
Segment goodwill and intangibles, net         24,309            5,463              -           29,772



The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                        Three months ended June 30,       Six months ended June 30,
                                       -------------------------------  -------------------------------
                                            2004           2003              2004            2003
                                       -------------- ----------------  --------------- ---------------
Total revenue:
          United States                   $   55,817        $  45,780      $ 109,062       $   83,903
          Asia                                23,875              554         29,946            1,003
          North America
           (excluding the United States)         814                -            938                -
          South America                        1,890                -          1,890                -
          Europe                               3,181                -          3,849                -
          Other                                1,650                -          2,075                -
                                          ----------        ---------      ---------       ----------
                                          $   87,227        $  46,334      $ 147,760       $   84,906
                                          ==========        =========      =========       ==========

The following table presents long-lived assets by geographic area:

                                                     June 30,
                                      ------------------------------------
                                           2004                   2003
                                      -------------           ------------

       United States                 $   9,131,953            $  6,739,013
       Asia                                573,715                  15,050
       South America                       121,648                       -
                                     -------------            ------------
           Total long-lived assets   $   9,827,316            $  6,754,063
                                     =============            ============

(10) Subsequent Event

Effective July 28, 2004, we amended our revolving credit facility with LaSalle Business Credit, LLC from $20,000,000 to $25,000,000 (the "Amended Facility"). Additionally, under the Amended Facility there are two funded debt to consolidated EBITDA covenants (previously there was one covenant - see below). The first covenant limits our domestic funded debt to a multiple of 3.75 of our domestic EBITDA measured on a rolling four-quarter basis (previously limited to a multiple of 2.75). The second funded debt covenant is based on consolidated worldwide EBITDA and limits our overall consolidated leverage ratio (including any debt carried on the books of an offshore subsidiary) to a multiple of 4.00 of our worldwide EBITDA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement For Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenues consistent with recent results, (ii) our ability to achieve our targeted operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share, (iv) our ability to obtain the capital necessary to make additional acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize our common stock to facilitate our capital raising efforts and associated acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the possible additional issuance of securities upon the conversion or exercise of outstanding convertible securities and to satisfy existing contractual commitments, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company's operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve,
(xiv) regional disruptions in transportation, (xv) the risk that the actual results of recently acquired businesses are not consistent with their historical results and forward-looking guidance provided to us at the time of acquisition, and (xvi) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements, including our most recent Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

         We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through the Domestic Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. We offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through the International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We service a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, Puerto Rico, ten locations in Asia and five locations in South America, using an extensive network of independent carriers and service partners strategically located around the world.

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

         Our strategy has been designed to take advantage of shifting market dynamics. The third-party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, we believe the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad-reaching service offerings that can more effectively be handled by larger, more diverse organizations. As a non-asset based provider of third-party logistics services, we can focus on optimizing the transportation solution for our customers, rather than on our own asset utilization. Our non-asset based approach allows us to maintain a high level of operating flexibility and leverage a cost structure that is highly variable in nature.

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

         Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our calendar year results will include results from offshore operations for the period December 1 through November 30. As a result of the one-month lag, the earnings impact of the Shaanxi transaction was first reflected in our consolidated results beginning in April 2004.

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

RESULTS OF OPERATIONS

         Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

         The following table summarizes our total revenue, net transportation and other revenue (in thousands):


                                     Quarter ended June 30,                 Change
                                  ---------------------------     --------------------------
                                      2004           2003            Amount        Percent
                                  ----------     ------------     -----------    -----------

Total revenue                       $87,227         $ 46,334        $ 40,893          88.3%
                                   ========         ========        ========
Transportation revenue               81,345           42,582          38,763          91.0%

Cost of transportation               66,885           32,229          34,656         107.5%
                                   --------         --------        --------
Net transportation revenue           14,460           10,353           4,107          39.7%
       Net transportation margin      17.8%            24.3%

Customs brokerage                     2,423            2,178             245          11.2%
Warehousing and other
     value added services             3,459            1,574           1,885         119.8%
                                   --------         --------        --------
          Total net revenue         $20,342         $ 14,105         $ 6,237          44.2%
                                   ========         ========        ========
       Net revenue margin             23.3%            30.4%
                                   ========         ========

         Total revenue was $87.2 million in the second quarter of 2004, an increase of 88.3% over total revenue of $46.3 million in the second quarter of 2003. $8.0 million or 19.6% of the increase in total revenue was attributable to same store growth with $32.9 million or 80.4% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $33.9 million in total revenue for the second quarter of 2004, an improvement of $5.6 million and 19.9% over the same prior year period with $3.2 million of the increase coming from same store growth and the remaining $2.4 million in revenue growth coming from acquisitions. The International Services platform delivered $53.4 million in total revenue for the second quarter of 2004, a period over period improvement of $35.3 million or 195.0%, with $4.8 million of the increase coming from same store growth and the remaining $30.5 million improvement attributed to acquisitions.

         Net transportation revenue was $14.5 million in the second quarter of 2004, an increase of 39.7% over net transportation revenue of $10.4 million in the second quarter of 2003. $0.1 million, or 2.9% of the increase in net transportation revenue, was attributable to same store growth with $4.0 million, or 97.1% of the increase, attributable to acquisitions. The Domestic Services platform delivered $7.8 million in net transportation revenue for the second quarter of 2004, a decrease of $0.3 million from the same prior year period driven by a decrease of $0.6 million in same store activity attributed primarily to one low-margin contract which the Company had identified earlier in the year (and phased out over the second quarter of 2004 as planned) offset by a $0.3 million increase from acquisitions. The International Services platform delivered $6.6 million in net transportation revenue for the second quarter of 2004, a period over period improvement of $4.4 million or 201.6%, with $0.8 million of the increase coming from same store growth and the remaining $3.6 million improvement attributed to acquisitions.

         Net transportation margin decreased to 17.8% for the second quarter of 2004 from 24.3% for the second quarter of 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those in the Domestic Services platform. For the second quarter of 2004, net transportation margin for the Domestic Services platform declined to 25.5% from 30.1% tied primarily to the low-margin contract that the Company exited late in the second quarter of 2004 and, to a lesser extent, the impact of new business within the automotive sector which carries a lower margin. For the International Services platform, net transportation margin has declined in line with previous expectations to 13.1% from 14.2% as a result of the general rate increases imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of the airfreight business.

         Customs brokerage and other value added services revenue was $5.9 million in the second quarter of 2004, an increase of 56.7% over $3.8 million in the second quarter of 2003. $2.0 million or 97.5% of the increase was attributable to same store growth, with $0.1 million, or 2.5% of the increase attributable to acquisitions. The Domestic Services platform delivered $3.2 million in other value added services revenue, an improvement of $1.9 million or 156.2% over the same prior year period with $1.8 million of the increase coming from same store growth driven by the start-up of a significant new key account and the remaining $0.1 million in growth coming from acquisitions. The International Services platform delivered $2.7 million in customs brokerage and other value added services revenue, an increase of $0.2 million or 7.9% over the same prior year period, all attributable to same store growth.

         Net revenue was $20.3 million in the second quarter of 2004, an increase of 44.2% over net revenue of $14.1 million in the second quarter of 2003. $2.2 million, or 35.2% of the increase in net revenue, was attributable to same store growth, with $4.0 million, or 64.8% of the increase, attributable to acquisitions. The Domestic Services platform delivered $11.0 million in net revenue for the second quarter of 2004, an improvement of $1.6 million or 17.1% over the same prior year period with $1.1 million of the increase coming from same store growth with the remaining $0.5 million in growth coming from acquisitions. The International Services platform delivered $9.3 million in net revenue for the second quarter of 2004, a period over period improvement of $4.6 million or 98.3%, with $1.0 million of the increase coming from same store growth and the remaining $3.6 million improvement attributed to acquisitions.

         Net revenue margin decreased to 23.3% for the second quarter of 2004 compared to 30.4% for the same prior year period primarily as a result of the change in revenue mix resulting from the recent acquisitions within the International Services platform, which generally operate at lower margins than those in the Domestic Services platform. Net revenue margin at Domestic Services declined slightly to 32.5% from 33.2% driven by a decrease in net transportation margins which was offset by growth in other value added services provided in connection with the start-up of a significant new key account. For the International Services platform, net revenue margin declined in line with previous expectations to 17.5% from 26.1% as a result of the general rate increases imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of its airfreight business. Partially offsetting the decline in net revenue margin is the significant period over period growth in our customs brokerage services revenue.

      The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                            Quarter ended June 30,
                                            -------------------------------------------------------
                                                      2004                         2003                         Change
                                            -------------------------    --------------------------    -------------------------
                                              Amount        Percent         Amount        Percent         Amount        Percent
                                            ----------    -----------    -----------    -----------    -----------    ----------
Net revenue                                  $20,342         100.0%       $14,105         100.0%        $ 6,237         44.2%
                                             -------       -------        -------        ------         -------
Personnel costs                               10,872          53.4%         7,003          49.7%          3,869         55.2%
Other selling, general and
  administrative costs                         7,423          36.5%         6,059          43.0%          1,364         22.5%
Depreciation and amortization                  1,093           5.4%           570           4.0%            523         91.8%
                                             -------       -------        -------        ------         -------
Total operating costs                         19,388          95.3%        13,632          96.7%          5,756         42.2%
                                             -------       -------        -------        ------         -------
Income from operations                           954           4.7%           473           3.3%            481        101.7%
Other income (expense)                           (79)         (0.4)%           54           0.4%           (133)      (246.3)%
                                             -------       -------        -------        ------         -------
Income from continuing operations
  before income tax expense and
  minority interest                              875           4.3%           527           3.7%            348         66.0%
Income tax expense                               174           0.8%            43           0.3%            131        304.7%
                                             -------       -------        -------        ------         -------
Income from continuing operations
  before minority interest                       701           3.5%           484           3.4%            217         44.8%
Minority interest                                482           2.4%             -              -            482            NM
                                             -------       -------        -------        ------         -------
Income from continuing operations                219           1.1%           484           3.4%           (265)       (54.8)%
Loss from discontinued operations                  -           0.0%          (355)         (2.5)%            355      (100.0)%
                                             -------       -------        -------        ------         -------
Net income                                   $   219           1.1%       $   129           0.9%        $    90         69.8%
                                             =======       =======        =======        ======         =======


         Personnel costs were $10.9 million for the second quarter of 2004, an increase of 55.2% over $7.0 million for the second quarter of 2003. $1.8 million or 46.9% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $2.1 million or 53.1% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue increased to 53.4% in the second quarter of 2004 from 49.7% in the second quarter of 2003. This increase was driven by the hiring of operations, sales and management personnel, particularly in the International Services platform as well as additional resources deployed in support of a key new account in the Domestic Services platform. For the comparable prior year period, headcount increased by 585 to a total of 1,176 with 430 added in operations, 44 added in sales and marketing and 111 added in financial and administrative services.

         Other selling, general and administrative costs were $7.4 million for the second quarter of 2004, an increase of 22.5% over $6.1 million for the second quarter of 2003. $1.2 million or 88.0% of the increase is attributable to incremental costs assumed as part of our acquisition program with $0.1 million or 12.0% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs decreased to 36.5% in the second quarter of 2004 from 43.0% in the second quarter of 2003. This decrease is primarily due to our Asian expansion where operational costs as a percentage of net revenue are much less than in our U.S. operations.

         Depreciation and amortization was $1.1 million in the second quarter of 2004, an increase of 91.8% over $0.6 million in the second quarter of 2003. This increase is primarily due to the amortization of acquired intangible assets. Depreciation and amortization as a percentage of net revenue increased to 5.4% compared to 4.0% in the second quarter of 2003 due to increased amortization of acquired intangible assets.

         Income from operations was $0.9 million in the second quarter of 2004, as compared to $0.5 million for the second quarter of 2003, an increase of 101.7%. Income from operations as a percentage of net revenue was 4.7% for the second quarter of 2004 compared to 3.3% for the second quarter of 2003.

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal net operating losses
(NOLs). In the fourth quarter of 2003, we reversed $3.0 million of the valuation allowance based on the Company's history of profitable operations for the past year and projected profitability in the near future. In addition we also recorded a $1.3 million deferred tax liability generated principally by the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. As a result, we recognized a non-cash net tax benefit of $1.7 million in 2003. The Company has approximately $17.8 million of NOLs as of December 31, 2003 to offset future federal taxable income. Due to the NOLs, the Company was only subject to certain state and foreign taxes which resulted in a tax provision of approximately $15,000 in 2003.

         Net income was $0.2 million in the second quarter of 2004, compared to $0.1 million in the second quarter of 2003. Basic and diluted earnings per common share were $0.01 and $0.00, respectively, for the second quarter of 2004 compared to $0.00 per basic and diluted common share for the second quarter of 2003.

         Six months ended June 30, 2004 compared to six months ended June 30,
2003

         The following table summarizes our total revenue, net transportation and other revenue (in thousands):

                                  Six months ended June 30,                Change
                                  ---------------------------     --------------------------
                                     2004             2003           Amount         Percent
                                  ------------    ------------    ------------    ----------

Total revenue                        $147,760       $  84,906        $ 62,854         74.0%
                                     ========       =========        ========



Transportation revenue                136,700          78,362          58,338         74.4%

Cost of transportation                109,694          58,617          51,077         87.1%
                                     --------       ---------        --------


Net transportation revenue             27,006          19,745           7,261         36.8%
       Net transportation margin         19.8%           25.2%


Customs brokerage                       5,101           4,042           1,059         26.2%
Warehousing and other
     value added services               5,959           2,502           3,457        138.2%
                                     --------       ---------        --------

          Total net revenue          $ 38,066       $  26,289        $ 11,777         44.8%
                                     ========       =========        ========

       Net revenue margin                25.8%           31.0%
                                     ========       =========


         Total revenue was $147.7 million in the first six months of 2004, an increase of 74.0% over total revenue of $84.9 million in the first six months of 2003. $21.6 million or 34.4% of the increase in total revenue was attributable to same store growth with $41.2 million or 65.6% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $68.9 million in total revenue for the first six months of 2004, an improvement of $16.8 million and 32.4% over the same prior year period with $11.9 million of the increase coming from same store growth and the remaining $4.9 million in revenue growth coming from acquisitions. The International Services platform delivered $78.9 million in total revenue for the first six months of 2004, a period over period improvement of $46.0 million or 139.9%, with $9.7 million of the increase coming from same store growth and the remaining $36.3 million improvement attributed to acquisitions.

         Net transportation revenue was $27.0 million in the first six months of 2004, an increase of 36.8% over net transportation revenue of $19.7 million in the first six months of 2003. $1.7 million, or 23.1% of the increase in net transportation revenue, was attributable to same store growth with $5.6 million, or 76.9% of the increase, attributable to acquisitions. The Domestic Services platform delivered $17.2 million in net transportation revenue for the first six months of 2004, an improvement of $1.6 million or 10.2% over the prior year period with $0.6 million of the increase coming from same store growth and the remaining $1.0 million in revenue growth coming from acquisitions. The International Services platform delivered $9.8 million in net transportation revenue for the first six months of 2004, a period over period improvement of $5.7 million or 135.8%, with $1.0 million of the increase coming from same store growth and the remaining $4.7 million improvement attributed to acquisitions.

         Net transportation margin decreased to 19.8% for the first six months of 2004 from 25.2% for the first six months of 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform. For the first six months of 2004, net transportation margin for the Domestic Services platform declined to 27.0% from 31.1% tied primarily to the low-margin contract that the Company exited late in the second quarter of 2004 and, to a lesser extent, the impact of new business within the automotive sector which carries a lower margin. For the International Services platform, net transportation margin has declined in line with previous expectations to 13.4% as a result of the general rate increases imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of its airfreight business.

         Customs brokerage and other value added services revenue was $11.0 million in the first six months of 2004, an increase of 69.0% over $6.5 million in the first six months of 2003. $4.2 million or 92.4% of the increase was attributable to same store growth, with $0.3 million, or 7.6% of the increase attributable to acquisitions. The Domestic Services platform delivered $5.3 million in other value added services revenue, an improvement of $3.4 million or 170.9% over the same prior year period with $3.1 million of the increase coming from same store growth driven by the start-up of a significant new key account and the remaining $0.3 million in growth coming from acquisitions. The International Services platform delivered $5.7 million in customs brokerage and other value added revenue, an increase of $1.1 million or 25.2% over the same prior year period, primarily attributable to same store growth.

         Net revenue was $38.1 million in the first six months of 2004, an increase of 44.8% over net revenue of $26.3 million in the first six months of 2003. $5.8 million or 49.6% of the increase in net revenue was attributable to same store growth, with $5.9 million, or 50.4% of the increase attributable to acquisitions. The Domestic Services platform delivered $22.5 million in net revenue for the first six months of 2004, an improvement of $4.9 million or 28.3% over the same prior year period with $3.7 million of the increase coming from same store growth with the remaining $1.2 million in growth coming from acquisitions. The International Services platform delivered $15.6 million in net revenue for the first six months of 2004, a period over period improvement of $6.8 million or 78.0%, with $2.1 million of the increase coming from same store growth and the remaining $4.7 million improvement attributed to acquisitions.

         Net revenue margin decreased to 25.8% for the first six months of 2004 compared to 31.0% for the same prior year period primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform. Net revenue margin at Domestic Services declined to 32.7% from 33.7% with a decrease in net transportation margin offset by growth in other value added services provided in connection with the start-up of a significant new key account. For the International Services platform, net revenue margin declined in line with previous expectations to 19.7% from 26.6% as a result of the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of the airfreight business. Partially offsetting the decline in net revenue margin is the significant period over period growth in our customs brokerage services revenue.

         The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                          Six months ended June 30,
                                            -------------------------------------------------------
                                                      2004                          2003                         Change
                                            --------------------------    -------------------------     -------------------------
                                              Amount        Percent         Amount        Percent        Amount        Percent
                                            ------------   -----------    -----------    ----------     ----------    -----------

Net revenue                                    $ 38,066        100.0%        $26,289        100.0%        $11,777           44.8%
                                               --------     --------         -------        -----        --------

Personnel costs                                  20,769         54.5%         13,566         51.6%          7,203           53.1
Other selling, general and administrative
  costs                                          15,481         40.7%         10,361         39.4%          5,120           49.4

Depreciation and amortization                     1,943          5.1%          1,161          4.4%            782           67.4

Litigation settlement                                 -            -             750          2.9%           (750)        (100.0)
                                               --------     --------         -------        -----        --------

Total operating costs                            38,193        100.3%         25,838         98.3%         12,355           47.8
                                               --------     --------         -------        -----        --------

Income (loss) from operations                      (127)        (0.3%)           451          1.7%           (578)        (128.2)

Other income (expense)                             (131)        (0.3%)            84          0.3%           (215)        (256.0)
                                               --------     --------         -------        -----        --------

Income (loss) from continuing operations
  before income tax expense  (benefit)
  and minority interest                            (258)        (0.6%)           535          2.0%          (793)         (148.2)

Income tax expense (benefit)                       (244)        (0.6%)            58          0.2%          (302)             NM
                                               --------     --------         -------        -----        --------

Income from continuing operations
  before minority interest                          (14)           -             477          1.8%          (491)         (102.9)

Minority interest                                   552          1.5%              -             -            552             NM
                                               --------     --------         -------        -----        --------


Income (loss) from continuing operations           (566)        (1.5%)           477          1.8%        (1,043)         (218.7)

Loss from discontinued operations                     -            -            (355)        (1.3%)           355         (100.0)
                                               --------     --------         -------        -----        --------

Net income (loss)                              $   (566)        (1.5%)       $   122          0.5%       $   (688)            NM
                                               ========     ========         =======        =====        ========


         Personnel costs were $20.8 million for the first six months of 2004, an increase of 53.1% over $13.6 million for the first six months of 2003. $2.7 million or 38.1% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $4.5 million or 61.9% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue increased to 54.6% in the first six months of 2004 from 51.6% in the first six months of 2003. This increase was driven by the hiring of operations, sales and management personnel, particularly in the International Services platform as well as additional resources deployed in support of a significant new key account in the Domestic Services platform. For the comparable prior year period, headcount increased by 585 to a total of 1,176 with 430 added in operations, 44 added in sales and marketing and 111 added in financial and administrative services.

         Other selling, general and administrative costs were $15.5 million for the first six months of 2004, an increase of 49.4% over $10.4 million for the first six months of 2003. $1.8 million or 35.5% of the increase is attributable to incremental costs assumed as part of our acquisition program with $3.3 million or 64.5% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs increased to 40.7% in the first six months of 2004 from 39.4% in the first six months of 2003. This increase is primarily due to non-recurring charges incurred in the first quarter of 2004 related to bad debts, communication and technology costs and higher than expected costs related to our Sarbanes-Oxley compliance initiatives.

         Depreciation and amortization was $1.9 million in the first six months of 2004, an increase of 67.4% over $1.2 million in the first six months of 2003. This increase is primarily due to the amortization of acquired intangible assets. Depreciation and amortization as a percentage of net revenue increased to 5.1% compared to 4.4% in the first six months of 2003 due to increased amortization of acquired intangible assets.

         Loss from operations was $0.1 million in the first six months of 2004, as compared to income from operations of $0.5 million for the first six months of 2003. Loss from operations as a percentage of net revenue was 0.3% for the first six months of 2004 compared to income from operations of 1.7% for the first six months of 2003.

         As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal net operating losses
(NOLs). In the fourth quarter of 2003, we reversed $3.0 million of the valuation allowance based on the Company's history of profitable operations for the past year and projected profitability in the near future. In addition we also recorded a $1.3 million deferred tax liability generated principally by the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. As a result, we recognized a non-cash net tax benefit of $1.7 million in 2003. The Company has approximately $17.8 million of NOLs as of December 31, 2003 to offset future federal taxable income. Due to the NOLs, the Company was only subject to certain state and foreign taxes which resulted in a tax provision of approximately $15,000 in 2003.

         Net loss was $0.6 million in the first six months of 2004, compared to net income of $0.1 million in the first six months of 2003. Basic and diluted loss per common share was $0.01 for the first six months of 2004 compared to earnings per share of $0.00 per basic and diluted common share for the first six months of 2003.

FINANCIAL OUTLOOK

         Based on our first six months results and outlook for the balance of the year, we expect our current platform to comfortably deliver the $325.0 million in targeted gross revenue for 2004 while we continue to invest in technology and other strategically important integration initiatives. Technology remains at the center of our overall integration plan. We expect to complete the rollout of Tech-Logis for the Domestic Services platform in the second half of 2004. We believe Tech-Logis will provide the foundation and tools to drive operating leverage across the platform and result in streamlined business processes that will increase our productivity. In addition to this technology, we are focused on the underlying business processes that drive our financial results with the goal of building a company culture around continuous process improvement. As part of this effort, we have recently formed the Strategic Executive Committee to help drive improvement in the areas of operations, technology, sales, integration and expansion. These efforts in combination with continued growth in new accounts are laying a solid foundation for 2005 and beyond. With the benefit of Tech-Logis, one of the areas that will get immediate focus is our carrier management and transportation purchasing. Through this initiative we believe we can better manage our cost of purchased transportation and leverage our collective purchasing power across our network of carriers. In addition we are also evaluating opportunities to centralize other key business processes using Tech-Logis.

         Although the costs of these initiatives could have a near-term negative impact on our previously announced $11.0 million EBITDA target (earnings before interest, taxes, depreciation and amortization), there is also potential upside to our second half results depending on the rate of growth in one of our key new accounts which could offset our increased investment. Accordingly, we are updating our 2004 EBITDA guidance to express it as a range of $9.0-$11.0 million to better reflect our recent investment decision. In addition, we are also setting preliminary 2005 targets of $14.0-$16.0 million of EBITDA on expected total revenue of $375.0 million and net earnings of $4.5-$6.5 million.

         This guidance is based on our current platform. While it includes acquisitions we have completed to date in 2004, it does not include any incremental acquisitions that we might complete during the remainder of 2004 or during 2005. In general, we expect to deploy $10.0 to $20.0 million per year in support of our acquisition strategy funded through a combination of existing cash, draws upon our credit facility, and the proceeds of new equity and other financings. Based on our acquisition model, this could ordinarily be expected to generate incremental annualized EBITDA in the range of $4.0 to $8.0 million over the course of an entire year. Based on our current focus on Tech-Logis, integration and process improvement, however, our acquisition activity over the course of 2004 is likely to be at the lower end of this range.

         We believe that EBITDA is a useful financial measure for investors because it eliminates the effect of non-cash costs associated with the amortization of customer intangibles arising from the Company's acquisition strategy. A reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K follows:

                                                          (amounts in millions)
                                                           2004E         2005E
                                                           -----         -----
  Net income                                            $ 3.5-$5.5   $  4.5-$6.5
  Interest expense/(income)                                    0.5           1.0
  Income tax expense/(benefit)*                                  -           3.0
  Depreciation and amortization                                5.0           5.5
                                                        ----------   -----------
  EBITDA (Earnings before interest, taxes, depreciation
    and amortization)                                   $9.0-$11.0   $14.0-$16.0
                                                        ==========   ===========

         * Prior to the fourth quarter of 2003, the Company maintained a valuation allowance to offset 100% of the net deferred tax assets associated with the tax losses generated prior to the Company's move into the logistics business. In the fourth quarter of 2003, a portion of the valuation allowance was reversed, resulting in the recognition of a deferred tax asset and related nonrecurring non-cash tax benefit of $1.7 million, resulting in an overall income tax benefit of $1.3 million. For purposes of developing its 2004 net earnings guidance, the Company has assumed that an additional portion of the valuation allowance will be reversed in the fourth quarter of 2004 that will result in additional tax benefits to offset any tax expense for the year. For purposes of developing the 2005 net earnings guidance, the Company has assumed its effective tax rate to be in the range of 35%.

          Our revenue and net income estimates have been developed based on a number of principal assumptions including, among others: (i) our ability to sustain revenue growth rates consistent with recent results, (ii) our ability to achieve our targeted operating margins, (iii) that no material economic or customer disruptions will occur, (iv) that we will not be required to repay some portion or all of the $1.3 million received by us as a payment of pre-petition indebtedness during the bankruptcy of a material customer, (v) that we will not be caused to incur additional charges as a result of the bankruptcy of FAO, Inc., a significant customer of Regroup, (vi) that we continue to maintain existing relationships with key employees, (vii) that there is no unexpected adverse result in any legal proceeding, and (viii) that other factors which are or may be identified from time to time in our SEC filings and other public announcements, including our most recent Annual Report on Form 10-K for the year ended December 31, 2003, will not have an adverse effect on our operations. Furthermore, our estimates as to the expected financial results that may be realized from our recent acquisitions have been developed based on the historical results and forward looking guidance provided to us at the time of such each transaction. We may need to adjust our 2004 and 2005 guidance if the results of operations of the acquired businesses in 2004 are inconsistent with the historical and forward-looking guidance provided to us by the sellers of those businesses. These adjustments could materially affect both our 2004 and 2005 estimates.

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

SOURCES OF GROWTH

         Management believes that a comparison of "same store" revenue growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from operations that have been included in the Company's operating results for the full comparable prior year period. The table below presents "same store" revenue growth comparisons for the six-month period ended June 30, 2004 (which is the measure of any increase from the same period of 2003).

                                                   For the six months ended
                                                         June 30, 2004
                  Domestic                                   23.5%
                  International                              29.8%

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $1.3 million and $3.1 million as of June 30, 2004 and December 31, 2003, respectively. Working capital totaled $12.5 million and $16.3 million at June 30, 2004 and December 31, 2003, respectively.

         Cash provided by operating activities was $0.4 million for the first six months of 2004 compared to $3.8 million used in the first six months of 2003. This improvement over the comparable prior year period was driven principally by proactive working capital management and increased amortization charges related to our acquired intangible assets.

         Net cash used in investing activities during the first six months of 2004 was $16.1 million compared to $11.5 million in the first six months of 2003. Investing activities were driven principally by approximately $6.5 million in earn-out payments made in relation to 2003 performance targets, $6.7 million paid for acquisitions (net of cash acquired) and $2.8 million spent primarily in connection with the development of Tech-Logis(TM), the Company's new web-based technology platform.

         Net cash provided by financing activities during the first six months of 2004 was $13.9 million compared to $13.3 million in the first six months of 2003. Financing activities consisted of $12.2 million in proceeds from the Company's line of credit and $2.0 million from the issuance of common stock upon the exercises of options and warrants, offset by principal payments of $0.3 million for capital lease obligations. We may receive proceeds in the future from the exercise of options and warrants that were outstanding as of the end of the first six months. As of June 30, 2004, approximately 13,364,000 options and warrants were outstanding.

                                                                             Proceeds
                                                      Number of shares     if exercised
Options outstanding under our Stock Option Plan         10,766,817        $  17,887,274
Non-Plan Options                                           639,200            2,086,750
Warrants                                                 1,957,784            4,417,794
                                                        ----------        -------------

Total                                                   13,363,801        $  24,391,818
                                                        ==========        =============

         Effective July 28, 2004, we amended our revolving credit facility with LaSalle Business Credit, LLC from $20.0 million to $25.0 million (the "Facility"). The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to comply with certain financial covenants. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. This Facility also includes a $5.0 million bridge loan facility available to the Company through November 25, 2004 at the rate of prime plus 2.00%. There have been no draws under this portion of the Facility.

         As of July 28, 2004, we had advances of $14.6 million and we had eligible accounts receivable sufficient to support $19.7 million in borrowings. The terms of our Facility are subject to certain financial covenants which may limit the amount otherwise available under the Facility. Principal among these are financial covenants that limit availability based upon measures of our cash flow, as well as a multiple of funded debt to consolidated EBITDA of our domestic operations. Under our amended Facility we have two funded debt to consolidated EBITDA covenants. The first covenant limits our domestic funded debt to a multiple of 3.75 of our domestic EBITDA measured on a rolling four quarter basis (previously limited to a multiple of 2.75). The second funded debt covenant is based on consolidated worldwide EBITDA and limits our overall consolidated leverage ratio (including any debt carried on the books of an offshore subsidiary) to a multiple of 4.00 of our worldwide EBITDA. Based on our rolling four quarter forecast, the domestic component of our current 2004 EBITDA guidance would provide capacity in the range of $19.0-26.0 million and to the extent our off-shore subsidiaries enter into borrowing arrangements, our overall funded debt capacity would be in the range of $36.0 million to $44.0 million. If our rolling four quarter domestic EBITDA decreases, the availability under our Facility could be negatively impacted. Similarly, if our worldwide rolling four quarter EBITDA decreases, the borrowing capabilities would be reduced.

         Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with our historical business and acquisition model, (iv) commencing November 15, 2005 the average undrawn availability will increase from $5.0 million to $7.5 million for the 60 days preceding the acquisition and the minimum undrawn availability after giving effect for the acquisition will increase to at least $7.5 million from $5.0 million, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, (vii) the aggregate cash disbursed to support the purchase and operation of our foreign operations must not exceed $11.3 million, and (viii) the number of permitted acquisitions is limited to four per year (excluding any acquisitions for which the purchase price is payable solely in stock). In the event that we were not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender's consent or retired the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

         We believe that our current Facility, working capital and anticipated cash flow from operations are adequate to fund existing operations. However, our ability to finance further acquisitions is limited by the availability of additional capital. We may finance acquisitions, however, using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

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

         On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi Sunshine Cargo Services International Co., Ltd. ("Shaanxi"). Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction is valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company's common stock paid at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company has agreed to pay Shaanxi for 55% of its closing date working capital. The common shares issued in the transaction are subject to a one year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4.0 million (on an annualized basis). Also, if the trading price of the Company's common stock is less than $3.17 per share at the end of the one-year restriction, the Company will issue additional shares to the seller.

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

The following table summarizes our contingent base earn-out payments for the years indicated based on results of the prior year (in thousands)(1)(2):

                           2005           2006           2007            2008           2009           TOTAL
                        ----------------------------------------------------------------------------------------
Earn-out payments:
     Domestic           $     9,040   $      8,050   $      2,500    $      2,500   $         --   $     22,090
     International            4,064          4,224          4,596           2,862          2,330         18,076
                        ---------------------------------------------------------------------------------------
Total earn-out
   payments             $    13,104   $     12,274   $      7,096    $      5,362   $      2,330   $     40,166
                        ===========   ============   ============    ============   ============   ============

Prior year pre-tax earnings targets (3)
     Domestic          $     12,306   $     12,306   $      3,500    $      3,500   $         --   $     31,612
     International           10,746         10,946         12,002           7,340          6,223         47,257
                       ----------------------------------------------------------------------------------------
Total pre-tax
   earnings targets    $     23,052   $     23,252   $     15,502    $     10,840   $      6,223   $     78,869
                       ============   ============   ============    ============   ============   ============

Earn-outs as a percentage of prior year pre-tax earnings targets:
     Domestic                  73.5%          65.4%          71.4%           71.4%            --           69.9%
     International             37.8%          38.6%          38.3%           39.0%          37.4%          38.3%
     Combined                  56.8%          52.8%          45.8%           49.5%          37.4%          50.9%

-------------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2) During the 2003-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and its line of credit. The Company does not have any derivative financial instruments in its investment portfolio. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at June 30, 2004, the change in interest expense would have had an immaterial impact on the Company's results of operations and cash flows.

         The Company also has exposure to foreign currency fluctuations with respect to its offshore subsidiaries. The Company does not utilize derivative instruments to manage such exposure. A hypothetical change of 10% in the value of the U.S. dollar would have had an immaterial impact on the Company's results of operations.

Item 4. Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures required the improvement described in the fifth paragraph of this Item 4, but are otherwise effective. Other than as discussed in the fourth and fifth paragraphs of this Item 4, there have been no significant changes in the Company's internal cortrols or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

         In connection with its review and consolidation of the Company's June 30, 2004 financial results, the Company's management determined that Stonepath Logistics Domestic Services, Inc. ("Domestic Services") did not follow the Company's designed disclosure controls and procedures to report a potential weakness in the methodology used by Domestic Services to estimate its accrued cost of purchased transportation. Based upon further analysis, the Company recorded an immaterial increase to Domestic Services' cost of transportation. Although the resulting adjustment was not material to the results of operations or cash flows for the three- and six-month periods ended June 30, 2004, the Company's management believes that the failure of Domestic Services to follow the designed disclosure and control procedures in and of itself constitutes a reportable condition as defined under standards established by the American Institute of Certified Public Accountants. In addition, the Company anticipates that its roll-out of the Tech-Logis system, which the Company expects to complete over the second half of 2004, will enhance Domestic Services' ability to estimate its accrued cost of purchased transportation going forward.

         A reportable condition is a significant deficiency in the design or operation of internal controls, which could adversely affect an organization's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company commenced an overall review of its internal controls over financial reporting. As part of the assessment of its internal controls over financial reporting, the Company is focusing on its recent growth in terms of both size and complexity, coupled with the fact that its finance and accounting functions are largely decentralized. Although this review is not yet completed, the Company has initiated an immediate change in process at International Services to correct the error that occurred and to reduce the likelihood that a similar error could occur in the future. In addition, the Company has changed its organizational structure to require the senior financial representatives within the Domestic Services and International Services platforms to report directly to the Company's Chief Financial Officer.

As of the date of this Report, the Company believes it has a plan that, when completed, will eliminate the reportable conditions described above. There were no other changes during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         Effective as of June 15, 2004, we issued 42,735 shares of our common stock to Quantum Logistics, Inc. in partial consideration of certain of its assets. The shares were valued, for purposes of the acquisition, at $100,000 ($2.34 per share), and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities


        None.


Item 4. Submission of Matters to a Vote of Security Holders


         We held our Annual Meeting of Stockholders on May 26, 2004. At the Annual Meeting our stockholders voted on the following proposals identified in our Proxy Statement dated April 8, 2004:


         (1) Vote for the Election of Directors:


         The following directors were elected to serve as members of our Board of Directors:


                                                For               Withheld

          Dennis Pelino                     28,840,544                0
          J. Douglass Coates                28,842,194                0
          John Springer                     28,765,594                0
          David R. Jones                    28,838,044                0
          Aloysius T. Lawn, IV              28,835,414                0
          Robert McCord                     28,842,094                0



         (2) Proposal to approve amendments to the Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan to increase the number of shares of the Company's Common Stock which may be issued thereunder:


                  For              Against         Uninstructed       Abstain

               7,358,473          5,791,314         16,035,771        163,236



         (3) Proposal to ratify appointment of KPMG LLP as independent auditors for the Company:


                  For              Against             Abstain

              29,015,987           287,119             45,688


Item 5. Other Information


        None.

Item 6. Exhibits and Reports on Form 8-K


         (a) The following exhibits are included herein:


10.16 Fifth Amendment to Loan and Security Agreement dated April 6, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Governmental Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Offshore Holdings, Inc., Stonepath Operations, Inc., and United American Acquisitions and Management, Inc.

10.17 Sixth Amendment to Loan and Security Agreement dated July 28, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Governmental Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Offshore Holdings, Inc., Stonepath Operations, Inc., and United American Acquisitions and Management, Inc.

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

         (b) Reports on Form 8-K:

             On April 23, 2004, the Company filed an amendment to its Form 8-K dated February 9, 2004, to provide the information required under
             Item 7(b) of Form 8-K.

             On May 7, 2004, the Company filed a Current Report on Form 8-K dated May 6, 2004, furnishing under Items 9 and 12 a copy of its press release announcing the Company's financial results for the three months ended March 31, 2004.

             On June 24, 2004, the Company filed a Current Report on Form 8-K dated June 17, 2004, reporting under Item 4 on the dismissal of KPMG LLP as the Company's independent accountants and the engagement of Grant Thornton LLP as its new independent accountants.

             On June 30, 2004, the Company filed an amendment to its Form 8-K dated June 17, 2004, to include a letter from KPMG LLP regarding its dismissal as the Company's independent accountants.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STONEPATH GROUP, INC.


Date:  August 9, 2004            /s/Dennis L. Pelino
                                 --------------------------------------
                                 Dennis L. Pelino
                                 Chief Executive Officer and
                                 Chairman of the Board of Directors



Date:  August 9, 2004            /s/Bohn H. Crain
                                 --------------------------------------
                                 Bohn H. Crain
                                 Chief Financial Officer and Treasurer




Date:  August 9, 2004            /s/Thomas L. Scully
                                 --------------------------------------
                                 Thomas L. Scully
                                 Vice President and Controller and
                                 Principal Accounting Officer