Form 10-Q
period 2004-09-30
STONEPATH GROUP INC
filed 2005-01-06
CIK 1093546

Click here for Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File number 001-16105

STONEPATH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0867684

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Market Street, Suite 1515 Philadelphia, PA	19103

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (215) 979-8370

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No

There were 43,470,710 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at December 30, 2004.

STONEPATH GROUP, INC.

i

Back to Index

Introductory  Note

On September 20, 2004, Stonepath Group, Inc. (“Stonepath” or the “Company”) announced that its financial statements for 2003 and the first and second quarters of 2004 needed to be restated and should not be relied upon.  While that restatement process and the audit work by KPMG, LLP with respect to the Form 10-K/A for the year ended December 31, 2003 are not yet completed, the Company has determined that it is in the best interest of the Company to file this report at this time.  The restated consolidated balance sheet as of December 31, 2003 remains unaudited and therefore cannot be relied upon by Grant Thornton LLP in connection with their review of the three- and nine-month periods ended September 30, 2004.  Accordingly, Grant Thornton LLP has not completed a review of the financial statements in this quarterly report on Form 10-Q as required under Article 10 of Regulation S-X and readers are cautioned that it may be necessary to amend some of the financial information and related disclosures contained in this report upon completion of such review.

Item 1.     Financial Statements

STONEPATH GROUP, INC.
Condensed Consolidated Balance Sheets
(UNAUDITED)

	September 30, 2004	December 31, 2003

		Restated (See Note 2)
Assets
Current assets:
Cash	$2,172,130	$3,074,151
Accounts receivable, net	65,876,693	38,250,610
Other current assets	2,097,114	2,231,297

Total current assets	70,145,937	43,556,058
Goodwill and acquired intangibles, net	42,063,602	38,284,824
Technology, furniture and equipment, net	10,883,395	7,062,956
Other assets	1,575,694	1,364,917

Total assets	$124,668,628	$90,268,755

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – bank	$18,119,900	$—
Accounts payable	40,373,073	22,195,646
Accrued expenses	6,358,602	3,797,530
Earn-out payable	117,249	3,548,534
Capital lease obligations	822,678	671,197
Other current liabilities	436,256	—

Total current liabilities	66,227,758	30,212,907
Capital lease obligations, net of current portion	822,418	1,134,815
Other long term liabilities	218,125	—
Deferred tax liability	1,658,000	1,295,000

Total liabilities	68,926,301	32,642,722

Minority interest	4,754,897	1,345,790

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; Series D Convertible, issued and outstanding: 161,184 and 310,477 shares at 2004 and 2003, respectively	161	310
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 41,227,955 and 37,449,944 shares at 2004 and 2003, respectively	41,228	37,450
Additional paid-in capital	221,730,248	220,067,956
Accumulated deficit	(170,785,423)	(163,806,296)
Accumulated other comprehensive income	49,916	1,997
Deferred compensation	(48,700)	(21,174)

Total stockholders’ equity	50,987,430	56,280,243

Total liabilities and stockholders’ equity	$124,668,628	$90,268,755

See accompanying notes to unaudited consolidated financial statements.

Back to Index

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

		Restated (See Note 2)		Restated (See Note 2)

Total revenue	$109,711,414	$65,507,874	$256,405,516	$150,414,213
Cost of transportation	85,284,354	47,476,649	195,732,564	108,237,527

Net revenue	24,427,060	18,031,225	60,672,952	42,176,686
Personnel costs	12,161,930	9,143,082	32,931,229	22,709,180
Other selling, general and administrative costs	10,046,763	5,816,699	25,527,460	16,177,892
Depreciation and amortization	1,039,742	719,536	3,023,520	1,879,765
Litigation settlement and nonrecurring costs	—	428,837	—	1,178,837

Income (loss) from operations	1,178,625	1,923,071	(809,257)	231,012
Other income (expense)
Provision for excess earn-out payments	—	—	(3,075,190)	(1,270,141)
Interest income	16,468	8,655	29,333	34,456
Interest expense	(191,392)	(130,202)	(299,300)	(130,202)
Other income (expense), net	(33,865)	(93,844)	(69,149)	(35,518)

Income (loss) from continuing operations before income tax expense and minority interest	969,836	1,707,680	(4,223,563)	(1,170.393)
Income tax expense	964,061	268,999	1,607,532	636,981

Income (loss) from continuing operations before minority interest	5,775	1,438,681	(5,831,095)	(1,807,374)
Minority interest	545,996	84,546	1,098,032	84,546

Income (loss) from continuing operations	(540,221)	1,354,135	(6,929,127)	(1,891,920)
Loss from discontinued operations, net of tax	(50,000)	—	(50,000)	(354,991)

Net income (loss)	$(590,221)	$1,354,135	$(6,979,127)	$(2,246,911)

Basic earnings (loss) per common share -
Continuing operations	$(0.01)	$0.05	$(0.17)	$(0.07)
Discontinued operations	—	—	—	(0.01)

Basic earnings (loss) per common share	$(0.01)	$0.05	$(0.17)	$(0.08)

Diluted earnings (loss) per common share -
Continuing operations	$(0.01)	$0.03	$(0.17)	$(0.07)
Discontinued operations	—	—	—	(0.01)

Diluted earnings (loss) per common share	$(0.01)	$0.03	$(0.17)	$(0.08)

Basic weighted average shares outstanding	41,352,322	29,435,484	40,099,518	27,553,913

Diluted weighted average shares and share equivalents outstanding	41,352,322	39,918,712	40,099,518	27,553,913

See accompanying notes to unaudited consolidated financial statements.

Back to Index

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months ended September 30,

	2004	2003

		Restated (See Note 2)
Cash flows from operating activities:
Net loss	$(6,979,127)	$(2,246,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	363,000	488,550
Depreciation and amortization	3,023,520	1,879,765
Minority interest in income of subsidiaries	1,098,032	84,546
Stock-based compensation	42,474	71,424
Issuance of common stock in litigation settlement	—	350,000
Discontinued operations – issuance of common stock to consultant	—	135,000
Other	8,350	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,880,578)	(17,881,928)
Other assets	(548,090)	(730,370)
Accounts payable and accrued expenses	10,984,963	5,561,002

Net cash used in operating activities	(5,887,456)	(12,288,922)

Cash flows from investing activities:
Purchases of technology and other equipment	(4,070,129)	(3,856,180)
Acquisitions of businesses, net of cash acquired	(6,837,119)	(7,741,378)
Payments of earn-out	(3,431,285)	(2,206,715)
Loans made	(75,000)	(130,000)

Net cash used in investing activities	(14,413,533)	(13,934,273)

Cash flows from financing activities:
Proceeds from line of credit, net	18,119,900	17,120,869
Issuance of common stock, net of costs	—	5,632,468
Issuance of common stock upon exercise of options and warrants	1,782,819	293,701
Proceeds from financing of equipment	—	2,049,638
Sale of minority interest in subsidiary	—	81,818
Principal payments on capital lease	(551,670)	(94,727)

Net cash provided by financing activities	19,351,049	25,083,767
Effect of foreign currency translation	47,919	—

Net decrease in cash and cash equivalents	(902,021)	(1,139,428)
Cash and cash equivalents at beginning of period	3,074,151	2,266,108

Cash and cash equivalents at end of period	$2,172,130	$1,126,680

Cash paid for interest	$305,215	$130,202

Cash paid for income taxes	$98,602	$—

Supplemental disclosure of non-cash investing and financing activities:
Increase in technology, furniture and equipment from capital lease obligation	$390,754	$—
Increase in common stock from conversion of Series D preferred stock	$149	$356
Issuance of warrants for consulting services	$70,000	$—
Issuance of common stock in connection with cashless exercise of options	$511,068	$—
Issuance of common stock in connection with acquisitions	$100,000	$1,912,468
Issuance of common stock in connection with payment of earn-out	$—	$443,300
Issuance of common stock in connection with employee stock purchase plan	$224,170	$—
Accrual for payment of acquisitions of net assets of G-Link to be settled in common stock	$—	$1,516,220
Transfer of equipment in satisfaction of interim financing	$—	$703,000
Issuance of common stock in satisfaction of liabilities	$—	$155,250
Private placement costs incurred in prior period	$—	$120,000

See accompanying notes to unaudited consolidated financial statements.

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

(1)     Nature of Operations and Basis of Presentation

Stonepath Group, Inc. and subsidiaries (the “Company”) is a non-asset based third-party logistics services company providing supply chain solutions on a global basis. A full range of time-definite transportation and distribution solutions is offered through the Company’s Domestic Services platform, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company’s International Services platform. In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory control. The Company services a diverse customer base including manufacturers, distributors and national retail chains.

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting of normal recurring accruals including adjustments to previously reported amounts in the three- and nine-month periods ended September 30, 2003 (see Note 2), necessary to present fairly the Company’s financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, when filed, for the year ended December 31, 2003 (see Note 2). Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker in both revenues and earnings when compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

(2)     Restatement

On September 20, 2004 the Company announced that its consolidated financial statements for 2003 and the first and second quarters of 2004 should not be relied upon.  This conclusion was also announced on September 21, 2004 in a filing with the Securities and Exchange Commission on Form 8-K.  The Company has analyzed its costs of purchased transportation and certain revenue transactions and resultant income tax effects.  In addition, the Company has determined that amounts owed under various earn-out provisions needed to be revised.  The effects of this restatement on previously reported consolidated financial statements as of December 31, 2003 and for the three- and nine-month periods ended September 30, 2003 are summarized below.

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

	December 31, 2003

	As Previously Reported	As Restated

Select Balance Sheet Data:
Accounts receivable	$38,470,386	$38,250,610
Total current assets	43,775,834	43,556,058
Goodwill and acquired intangibles, net	42,540,104	38,284,824
Deferred income taxes	1,695,000	—
Total assets	96,438,811	90,268,755
Accounts payable	16,119,014	22,195,646
Accrued expenses	4,030,192	3,797,530
Earn-out payable	6,623,724	3,548,534
Total current liabilities	27,444,127	30,212,907
Deferred tax liability	—	1,295,000
Total liabilities	28,578,942	32,642,722
Accumulated deficit	(153,572,460)	(163,806,296)
Total stockholders’ equity	66,514,079	56,280,243
Total liabilities and stockholders’ equity	96,438,811	90,268,755

	Three Months Ended September 30, 2003

	As Previously Reported	As Restated

Select Statement of Operations Data:
Total revenue	$65,514,731	$65,507,874
Cost of transportation	46,858,613	47,476,649
Net revenue	18,656,118	18,031,225
Income from operations	2,547,964	1,923,071
Income from continuing operations before income taxes and minority interest	2,332,573	1,707,680
Income tax expense	172,924	268,999
Income from continuing operations before minority interest	2,159,649	1,438,681
Income from continuing operations	2,075,103	1,354,135
Net income	2,075,103	1,354,135
Basic earnings per common share	$0.07	$0.05
Diluted earnings per common share	$0.05	$0.03

	Nine Months Ended September 30, 2003

	As Previously Reported	As Restated

Select Statement of Operations Data:
Total revenue	$150,421,070	$150,414,213
Cost of transportation	105,476,214	108,237,527
Net revenue	44,944,856	42,176,686
Income (loss) from operations	2,999,182	231,012
Provision for excess earn-out payments	—	1,270,141
Income (loss) from continuing operations before income taxes and minority interest	2,867,918	(1,170,393)
Income tax expense	231,140	636,981
Income (loss) from continuing operations before minority interest	2,636,778	(1,807,374)
Income (loss) from continuing operations	2,552,232	(1,891,920)
Net income (loss)	2,197,241	(2,246,911)
Basic earnings (loss) per common share:
Continuing operations	$0.09	$(0.07)
Earnings (loss) per common share	$0.08	$(0.08)
Diluted earnings (loss) per common share:
Continuing operations	$0.07	$(0.07)
Earnings (loss) per common share	$0.06	$(0.08)

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Nine Months Ended September 30, 2003

As Previously Reported	As Restated

Select Statement of Cash Flows Data:
Net income (loss)	$2,197,241	$(2,246,911)
Deferred income taxes	—	488,550
Accounts payable and accrued expenses	2,882,398	5,561,002
Net cash used in operating activities	(11,018,781)	(12,288,922)
Payment of earn-out	(3,476,856)	(2,206,715)
Net cash used in investing activities	(15,204,414)	(13,934,273)

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

The restatements referred to above also affect periods for which earn-out payments were made to former owners of certain acquired companies.  At September 30, 2004, payments to those former owners exceeded amounts which would have been due had the adjustments been recorded during the periods restated.  The aggregate over payments of $4,345,331 previously recorded as additional goodwill have been eliminated from goodwill.  The overpayments of $3,075,190 applicable to 2003 and the $1,270,141 applicable to 2002 have been reclassified to other assets and, because of differing interpretations of the stock purchase agreements by the Company and the selling shareholders, have been fully reserved for; the charge is included in other income (expense) in the consolidated statement of operations for the nine-month periods ended September 20, 2004 and 2003, respectively.  The Company intends to pursue repayment which will be recorded as other income if and when received.

(3)     Recent Acquisitions

On February 9, 2004, the Company acquired, through its indirect wholly owned subsidiary, Stonepath Holdings (Hong Kong) Limited, a 55% interest in Shaanxi Sunshine Cargo Services International Co., Ltd. (“Shaanxi”).  Shaanxi is a Class A licensed freight forwarder headquartered in Shanghai, PRC and provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution, shipping services and special freight handling. As consideration for the purchase, which was effective as of March 1, 2004, the Company paid $5,500,000 consisting of $3,500,000 in cash, financed through its revolving credit agreement, and $2,000,000 of the Company’s common stock.  The common shares issued in the transaction are subject to a one-year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4,000,000 (on an annualized basis). Also, if the trading price of the Company’s common stock is less than $3.17 per share at the end of the one-year restriction, the Company will issue up to 169,085 additional shares to the seller.  Because the common shares issued in connection with this transaction are subject to forfeiture, they are accounted for as additional contingent consideration. When the number of common shares to be retained by the seller is ultimately determined, such shares will be valued at their then fair value and will result in additional goodwill being recorded.  In addition, the Company agreed to pay the seller 55% of Shaanxi’s accounts receivable balances, net of assumed liabilities (the “Effective Date Net Accounts Receivable”), existing on the date of acquisition realized in cash within 180 days following the acquisition with a targeted distribution date in August 2004.  Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date from August 2004 to an initial payment of $1,045,000 on or before November 15, 2004, and the final payment of $868,000 on or before March 31, 2005.  The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from being due when collected to March 31, 2005.  As of September 30, 2004, the residual distribution is estimated at $1,028,000 bringing the total estimated March 31, 2005 distribution to $1,896,000.  The seller may receive additional consideration of up to an additional $5,500,000

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

under an earn-out arrangement payable at the rate of $1,100,000 per year over a period of five years based on the future financial performance of Shaanxi.

The acquisition, which significantly enhances the Company’s presence in the region, was accounted for as a purchase and accordingly, the results of operations and cash flows of Shaanxi have been included in the Company’s consolidated financial statements prospectively from the date of acquisition.  Because the Company consolidates its foreign subsidiaries on a one-month lag, such information has been reflected in the consolidated statement of operations effective for periods subsequent to April 1, 2004. At September 30, 2004 the total purchase price, including acquisition expenses of $269,000, but excluding the contingent consideration, was $6,650,000. The following table summarizes the allocation of the purchase price based on fair value of the assets acquired and liabilities assumed at March 1, 2004 (in thousands):

Current assets	$15,090
Furniture and equipment	157
Goodwill and other intangible assets	3,614

Total assets acquired	18,861
Current liabilities assumed	(9,727)
Minority interest	(2,484)

Net assets acquired	$6,650

The following unaudited pro forma information is presented as if the acquisition of Shaanxi had occurred on December 1, 2002, using the one-month lag consolidation policy (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
		Restated		Restated

Revenue	$109,711	$81,530	$280,961	$199,747
Income (loss) from continuing operations	(522)	1,568	(6,191)	(941)
Net income (loss)	(572)	1,568	(6,241)	(1,296)
Earnings per share:
Basic	$(0.01)	$0.05	$(0.15)	$(0.05)
Diluted	$(0.01)	$0.04	$(0.15)	$(0.05)

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

(4)     Stock-Based Compensation

The Company accounts for its employee stock option grants by applying the intrinsic value method.  The table below illustrates the effect on net income (loss) and earnings (loss) per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the fair value method.

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003
		Restated		Restated

Net income (loss) as reported	$(590,221)	$1,354,135	$(6,979,127)	$(2,246,911)
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	—	23,808	22,174	71,424
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(1,051,036)	(465,430)	(4,147,125)	(1,649,329)

Pro forma net income (loss)	$(1,641,257)	$912,513	$(11,104,078)	$(3,824,816)

Basic earnings (loss) per common share:
As reported	$(0.01)	$0.05	$(0.17)	$(0.08)
Pro forma	$(0.04)	$0.03	$(0.28)	$(0.14)
Diluted earnings (loss) per common share:
As reported	$(0.01)	$0.03	$(0.17)	$(0.08)
Pro forma	$(0.04)	$0.02	$(0.28)	$(0.14)

(5)     Revolving Credit Facility

At September 30, 2004, the Company maintained a $25,000,000 (subsequently amended - see Note 11) revolving credit facility (the “Facility”) collateralized by the accounts receivable and the other assets of the Company and certain of its subsidiaries (“borrowers”). The Facility requires the borrowers to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance working capital and other corporate purposes. On July 28, 2004, the Company amended its Facility to provide a bridge term loan with a principal amount of $5,000,000 and a term of 120 days. This loan bears interest at 200 basis points above the prime rate. The amendment modified certain financial covenants, including but not limited to, cash flow coverage ratio test, funded debt limitations and domestic and worldwide funded debt to consolidated EBITDA.  At September 30, 2004 the Company had advances of $13,119,900 under the revolving facility plus an additional $5,000,000 drawn under

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

the bridge loan facility.  The Company repaid the bridge loan facility on November 26, 2004.  Based upon available collateral, net of advances under the Facility and outstanding letter of credit commitments, there was approximately $7,334,000 available for borrowing under the Facility (as amended) as of November 30, 2004.

As discussed in Note 2, the Company restated its consolidated financial statements.  These restated amounts resulted in technical default of certain financial covenants of the Facility.  These defaults have been waived and the Company has entered into a further amended revolving credit facility dated November 17, 2004.  This amendment reduces the Facility term from May 15, 2007 to January 31, 2006, reduces the maximum availability under the Facility from $25,000,000 to $22,500,000, establishes minimum quarterly EBITDA targets commencing in the quarter ending December 31, 2004, precludes acquisitions, eliminates LIBOR based borrowings, fixes the interest rate at the lender’s prime rate plus 200 basis points and imposes semi-annual fees of $125,000 among other changes to the Facility.

(6)     Commitments and Contingencies

The Company has been named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004.  Also named as defendants in these actions are officers Dennis L. Pelino, Bohn H. Crain and Thomas L. Scully.  These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515.  The plaintiffs seek to represent a class of purchasers of the Company’s shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  These claims are based upon the allegation that certain public statements made during the period from May 7, 2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs.  The plaintiffs are seeking compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Court’s order consolidating the eight lawsuits envisions that the plaintiffs will file a consolidated amended complaint, which has not yet occurred.  The Company and the individual defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against them.

The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971.  Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer) and officers Bohn H. Crain and Thomas L. Scully. The derivative action alleges breach of fiduciary duty, abuse of control and gross mismanagement, waste of corporate assets, and unjust enrichment.  These claims are based upon the allegation that the defendants knew or should have known that the

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Company’s public filings for fiscal year 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from May 7, 2003 through August 9, 2004, were materially misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court.  The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

The Company has received notice that the Securities and Exchange Commission (“Commission”) is conducting an informal inquiry to determine whether certain provisions of the federal securities laws have been violated in connection with the Company’s accounting and financial reporting. As part of the inquiry, the staff of the Commission has requested information relating to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group, Inc. and additional background information for the period from October 5, 2001 to December 2, 2004.  The Company is voluntarily cooperating with the staff.

On May 6, 2003, the Company elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A.  Although the Company believed that the plaintiffs’ claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management’s attention from operations.  The total settlement costs of $750,000, paid $400,000 in cash and $350,000 in shares of the Company’s common stock, are included in the accompanying unaudited and restated consolidated statement of operations for the nine-month period ended September 30, 2003.

The Company settled the suit brought by Emergent Capital Investment LLC in the United States District Court for the Southern District of New York in exchange for the payment by the Company of $50,000.  The settlement is included in loss from discontinued operations in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2004.

The Company may become involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(7)     Stockholders’ Equity

Common Stock

On March 6, 2003, the Company completed a private placement of 4,470,000 shares of its common stock.  The transaction consisted of the sale of 4,270,000 shares at $1.35 per share and 200,000 shares at $1.54 per share.  In connection with this transaction, the Company realized

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

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

Series D Convertible Preferred Stock

There are 161,184 shares of Series D Preferred Stock outstanding as of September 30, 2004.

Each share of the Series D Convertible Preferred Stock is convertible into ten shares of common stock of the Company.  The holders of the Series D Convertible Preferred Stock are entitled to participate in all liquidation distributions made to the holders of the Company’s common stock on an as-if converted basis.  The Series D Convertible Preferred Stock carries no dividend, and, except under limited circumstances, has no voting rights except as required by law.  The Series D Convertible Preferred Stock automatically converts into shares of the Company’s common stock as of December 31, 2004.

During the nine months ended September 30, 2004, 149,293 shares of the Company’s Series D preferred stock were converted into 1,492,930 shares of the Company’s common stock.

Stock Options and Warrants

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of exercise prices	Weighted average exercise price

Outstanding at January 1, 2004	10,604,134	$0.50 – 17.50	$1.36
Granted	2,724,700	1.65 – 3.75	2.82
Exercised	(2,089,094)	0.60 – 1.81	0.85
Cancelled	(505,306)	1.30 – 2.50	1.92

Outstanding at September 30, 2004	10,734,434	$0.50 – 17.50	$1.80

The Company received and cancelled 170,579 shares of its common stock in connection with a cashless exercise on June 22, 2004.  The Company received and cancelled 154,417 shares of its common stock in connection with a cashless exercise on July 19, 2004.  On August 23, 2004, the Company received and cancelled 170,602 shares of its common stock in connection with a cashless exercise.

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

The following summarizes the Company’s stock warrant activity and related information:

	Shares	Range of exercise prices	Weighted average exercise price

Outstanding at January 1, 2004	1,883,396	$1.00 – 1.49	$1.03
Granted	600,000	5.00	5.00
Exercised	(525,612)	1.00	1.00

Outstanding at September 30, 2004	1,957,784	$1.00 – 5.00	$2.26

(8)     Earnings (Loss) per Share

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company’s preferred stock, if dilutive.  Certain stock options, stock warrants, and convertible securities were excluded from the calculation of diluted earnings (loss) per share because their effect was antidilutive.  The total numbers of such shares excluded from the diluted earnings (loss) per common share calculations are 9,628,684 and 229,600 for the three months ended September 30, 2004 and 2003, respectively, and 8,777,902 and 9,537,312 for the nine months ended September 30, 2004 and 2003, respectively.  Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition are subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004. Accordingly, such shares have been excluded from the calculation of basic and diluted earnings (loss) per common share for the three- and nine-month periods ended September 30, 2004.

(9)     Income Taxes

The components of income tax expense consist of the following:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003
		Restated		Restated

Current:
Federal	$—	$—	$—	$—
State	60,337	10,000	109,337	30,000
Foreign	782,724	96,149	1,135,195	118,431

	843,061	106,149	1,244,532	148,431

Deferred
Federal	105,200	134,450	315,600	403,350
State	15,800	28,400	47,400	85,200
Foreign	—	—	—	—

	121,000	162,850	363,000	488,550

	$964,061	$268,999	$1,607,532	$636,981

As a result of historical losses related to investments in early-stage technology businesses which are unrelated to the Company's current activities and the Company's rapid expansion, the Company has accumulated net operating losses (NOL's). Due to the uncertainty surrounding the realization of the NOL's, the Company has placed a valuation allowance on its deferred tax assets. Income tax expense for the three- and nine-month periods ended September 30, 2004 and 2003 resulted primarily from non-U.S.-based earnings, state income taxes and deferred income taxes arising from the amortization of goodwill for income tax purposes.

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

(10)     Segment Information

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

	Three months ended September 30, 2004

	Domestic Services	International Services	Corporate	Total

Revenue from external customers	$37,822	$71,889	$—	$109,711
Intersegment revenue	4	123	—	127
Income (loss) from operations	(2,385)	3,564	—	1,179

	Three months ended September 30, 2003

	Restated Domestic Services	International Services	Corporate	Restated Total

Revenue from external customers	$39,900	$25,608	$—	$65,508
Intersegment revenue	7	41	—	48
Income (loss) from operations	(255)	2,607	(429)	1,923

	Nine months ended September 30, 2004

	Domestic Services	International Services	Corporate	Total

Revenue from external customers	$105,685	$150,720	$—	$256,405
Intersegment revenue	14	217	—	231
Income (loss) from operations	(6,488)	5,679	—	(809)
Segment assets	43,642	68,941	12,086	124,669
Segment goodwill and intangibles, net	23,462	18,602	—	42,064

	Nine months ended September 30, 2003

	Restated Domestic Services	International Services	Corporate	Restated Total

Revenue from external customers	$87,735	$62,679	$—	$150,414
Intersegment revenue	47	98	—	145
Income (loss) from operations	(2,303)	3,713	(1,179)	231
Segment assets	47,852	29,005	10,428	87,285
Segment goodwill and intangibles, net	22,631	10,563	—	33,194

Back to Index

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Total revenue:
United States	$70,285	$64,056	$178,281	$147,959
Asia	35,815	1,452	65,761	2,455
North America	190	—	1,128	—
(excluding the United States)
South America	807	—	2,697	—
Europe	2,051	—	5,900	—
Other	563	—	2,638	—

	$109,711	$65,508	$256,405	$150,414

The following table presents long-lived assets by geographic area (in thousands):

	September 30,

	2004	2003

United States	$10,106	$6,640
Asia	663	106
South America	114	—

Total long-lived assets	$10,883	$6,746

(11)     Subsequent Events

Effective November 17, 2004, we amended our revolving credit facility (the “Amended Facility”) with LaSalle Business Credit, LLC in connection with securing waivers to the technical default resulting from our restated financial results.  See Note 5 for a summary of changes in the Amended Facility.

Effective October 27, 2004, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a $10,000,000 term credit facility with Hong Kong League Central Credit Union (the “Asia Facility”) collateralized by the accounts receivable of the Company’s Hong Kong and Singapore operations and an unsecured guarantee from Stonepath Group, Inc.  The Asia Facility carries a term of one year and an interest rate of 15% for amounts outstanding thereunder.  On November 4, 2004, Asia Holdings borrowed $3,000,000 under the Asia Facility.

On November 5, 2004, Asia Holdings distributed $1,045,000 in satisfaction of amounts due in connection with the working capital acquired in the Shaanxi transaction and repaid $1,500,000 of

Back to Index

intercompany loans to Stonepath Group, Inc. which was applied to the $5,000,000 bridge loan facility.

On November 26, 2004, the remaining amount outstanding under the bridge term loan was repaid.

On December 8, 2004, the Company received acceptance of its plan to regain compliance with the American Stock Exchange (“Amex”) continued listing standards so long as such compliance was achieved by January 6, 2005.  Amex has continued the Company’s listing pursuant to the extension.  Amex had previously notified the Company that it was not in compliance with the requirements of Section 134 and 1101 of the Amex Company Guide as a result of its failure to timely file this Form 10-Q.  After consulting with its outside auditors and counsel, the Company chose not to file this Form 10-Q when due until the Company had finalized its restatement process.  This approach was abandoned when it became evident that KPMG LLP could not complete its audit within the time stipulated in the accepted plan to regain compliance.

Back to Index

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement For Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenue consistent with recent results, (ii) our ability to achieve our targeted operating margins, (iii) our ability to identify, acquire, integrate and manage additional businesses in a manner which does not dilute our earnings per share, (iv) our ability to obtain the capital necessary to make additional acquisitions, (v) the uncertainty of future trading prices of our common stock and the impact such trading prices may have upon our ability to utilize our common stock to facilitate our capital raising efforts and associated acquisition strategy, (vi) the uncertain effect on the future trading price of our common stock associated with the possible additional issuance of securities upon the conversion or exercise of outstanding convertible securities and to satisfy existing contractual commitments, (vii) our dependence on certain large customers, (viii) our dependence upon certain key personnel, (ix) an unexpected adverse result in any legal proceeding, (x) the scarcity and competition for the operating companies we need to acquire to implement our business strategy, (xi) competition in the freight forwarding, logistics and supply chain management industry, (xii) the impact of current and future laws affecting the Company’s operations, (xiii) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve, (xiv) regional disruptions in transportation, (xv) the risk that the actual results of recently acquired businesses are not consistent with their historical results and forward-looking guidance provided to us at the time of acquisition, (xvi) the effect that the restatement of our consolidated financial statements will have on the trading price of our common stock, (xvii) our ability to replace our credit facility which restricts our ability to make any further acquisitions and (xviii) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Back to Index

Overview

We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through the Domestic Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. We offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through the International Services platform. In addition to these core service offerings, we also provide a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory control solutions. We service a diverse customer base including manufacturers, distributors and national retail chains through a network of offices in 24 major metropolitan areas in North America, Puerto Rico, ten locations in Asia and five locations in South America, using an extensive network of independent carriers and service partners strategically located around the world.

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

Our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies. We plan to achieve this objective by broadening our network through a combination of synergistic acquisitions and the organic expansion of our existing base of operations.  The focus of this strategy is on acquiring businesses that have demonstrated historic levels of profitability, have a proven record of delivering high quality services, have a customer base of large and mid-sized companies and which otherwise may benefit from our long term growth strategy and status as a public company.  However, we have suspended our acquisition strategy for the near term as a result of restrictions in our amended credit facility, which prohibits further acquisitions.

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

Our acquisition strategy relies upon two primary factors:  first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth.  There are a variety of risks associated with our ability to achieve our strategic objectives,

Back to Index

including our present inability to make further acquisitions under the terms of our amended credit facility, our current reliance on a small number of key customers, the risks inherent in international operations, and the intense competition in our industry for customers. The business risks associated with these factors are identified or referred to above under our “Cautionary Statement for Forward-Looking Statements.”

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (next day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

We also provide a range of other services including customs brokerage, warehousing and other value added services, which include customized distribution, fulfillment, and other value added supply chain services.

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

Back to Index

-	complex foreign laws and treaties can adversely affect our ability to compete; and
-	our ability to repatriate funds may be limited by foreign exchange controls.

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our consolidated financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the dates of acquisition.  To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our calendar year results will include results from offshore operations for the period December 1 through November 30.  As a result of the one-month lag, the earnings impact of the Shaanxi transaction was first reflected in our consolidated results beginning in April 2004.

Our net income will also be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from our completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of the Company’s acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase when, and if, the Company completes more acquisitions, we believe we are actually growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Accordingly, we employ EBITDA as a measure of our historical financial performance.

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

Back to Index

Critical Accounting Policies

Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements.  In our Annual Report on Form 10-K for the year ended December 31, 2003 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since December 31, 2003, there have been no material changes to our critical accounting policies.  In response to the purchased transportation issue that resulted in the Company having to restate its financial results, in the third quarter of 2004 the Company implemented a new process for purposes of accruing for estimated purchased transportation costs for its Domestic Services segment.  We believe these changes will more accurately state the cost of purchased transportation and any related unpaid amounts.

Results of Operations

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

The following table summarizes our total revenue, net transportation and other revenue (in thousands):

	Quarter ended September 30,		Change

	2004	2003	Amount	Percent
		Restated

Total revenue	$109,711	$65,508	$44,203	67.5%

Transportation revenue	103,999	60,239	43,760	72.6%
Cost of transportation	85,284	47,477	37,807	79.6%

Net transportation revenue	18,715	12,762	5,953	46.6%
Net transportation margin	18.0%	21.2%
Customs brokerage	1,683	3,252	(1,569)	(48.2)%
Warehousing and other value added services	4,029	2,017	2,012	99.8%

Total net revenue	$24,427	$18,031	$6,396	35.5%

Net revenue margin	22.3%	27.5%

Total revenue was $109.7 million in the third quarter of 2004, an increase of 67.5% over total revenue of $65.5 million in the third quarter of 2003.  $6.4 million or 14.5% of the increase in total revenue was attributable to same store growth with $37.8 million or 85.5% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $37.9 million in total revenue for the third quarter of 2004, an improvement of $2.2 million and 6.1% over the same prior year period with all of the increase coming from same store growth.  The International Services

Back to Index

platform delivered $71.8 million in total revenue for the third quarter of 2004, a period over period improvement of $42.0 million or 141.0%, with $3.9 million of the increase coming from same store growth and the remaining $38.1 million improvement attributed to acquisitions.

Net transportation revenue was $18.7 million in the third quarter of 2004, an increase of 46.6% over net transportation revenue of $12.8 million in the third quarter of 2003. $0.9 million, or 15.1% of the increase in net transportation revenue, was attributable to same store growth with $5.0 million, or 84.9% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $8.3 million in net transportation revenue for the third quarter of 2004, a decrease of $0.5 million from the same prior year period.  The decrease was primarily attributably to low margin transportation business under a broad services contract with a large customer and higher fuel surcharges absorbed by the business.  The International Services platform delivered $10.4 million in net transportation revenue for the third quarter of 2004, a period over period improvement of $6.4 million or 157.5%, with $1.9 million of the increase coming from same store growth and the remaining $4.5 million improvement attributed to acquisitions.

Net transportation margin decreased to 18.0% for the third quarter of 2004 from 21.2% for the third quarter of 2003 primarily driven by the change in revenue mix resulting from the acquisitions within the International Services platform which generally operate at lower margins than those in the Domestic Services platform.  For the third quarter of 2004, net transportation margin for the Domestic Services platform decreased to 23.9% from 25.6% tied primarily to low margin transportation business under a broad services contract with a large customer and higher fuel surcharges absorbed by the business. For the International Services platform, net transportation margin has declined in line with previous expectations to 15.0% from 15.4% as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of the airfreight business.

Customs brokerage and other value added services revenue was $5.7 million in the third quarter of 2004, an increase of 8.4% over $5.3 million in the third quarter of 2003.  The increase was primarily attributable to same store growth.  The Domestic Services platform delivered $3.3 million in other value added services revenue, an improvement of $1.6 million or 96.4% over the same prior year period with the increase coming from same store growth driven by the start-up of a significant new account.  The International Services platform delivered $2.4 million in customs brokerage and other value added services revenue, a decrease of $1.2 million or 33.2% over the same prior year period, attributable primarily to decline in activity from a large customer.  The customs brokerage and other value added services revenue from this larger customer is expected to continue at the third quarter 2004 level through 2005.

Net revenue was $24.4 million in the third quarter of 2004, an increase of 35.5% over net revenue of $18.0 million in the third quarter of 2003. $1.3 million, or 20.2% of the increase in net revenue, was attributable to same store growth, with $5.1 million, or 79.8% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $11.6 million in net revenue for the third quarter of 2004, an improvement of $1.2 million or 11.6% over the same prior year period with the increase coming from same store growth. The International Services platform delivered $12.8 million in net revenue for the third quarter of 2004, a period over period improvement of $5.2 million

Back to Index

or 68.1%, with $0.8 million of the increase coming from same store growth and the remaining $4.4 million improvement attributed to acquisitions.

Net revenue margin decreased to 22.3% for the third quarter of 2004 compared to 27.5% for the same prior year period primarily as a result of the change in revenue mix resulting from the recent acquisitions within the International Services platform, which generally operate at lower margins than those in the Domestic Services platform.  Net revenue margin at Domestic Services increased to 30.6% from 29.1% driven by growth in other value added services provided in connection with the start-up of a significant new account offset by higher fuel surcharges absorbed by the business.  For the International Services platform, net revenue margin declined in line with previous expectations to 17.9% from 25.6% as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers, which were absorbed by the business, as well as the impact of the Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of its airfreight business.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Quarter ended September 30,

	2004			2003 Restated		Change

	Amount	Percent		Amount	Percent	Amount	Percent

Net revenue	$24,427	100.0%		$18,031	100.0%	$6,396	35.5%

Personnel costs	12,161	49.8%		9,143	50.7%	3,018	33.0%
Other selling, general and administrative costs	10,047	41.1%		5,817	32.3%	4,230	72.7%
Depreciation and amortization	1,040	4.3%		719	4.0%	321	44.5%
Litigation settlement and nonrecurring costs	—	0.0%		429	2.3%	(429)	(100.0)%

Total operating costs	23,248	95.2%		16,108	89.3%	7,140	44.3%

Income (loss) from operations	1,179	4.8%		1,923	10.7%	(744)	(38.7)%
Interest income	16	0.1%		9	0.0%	7	77.8%
Interest expense	(191)	(0.8)%		(130)	(0.7)%	(61)	(46.9)%
Other expense	(34)	(0.1)%		(94)	(0.5)%	60	63.8%

Income from continuing operations before income tax expense and minority interest	970	4.0%		1,708	9.5%	(738)	(43.2)%
Income tax expense	964	4.0%		269	1.5%	695	258.4%

Income from continuing operations before minority interest	6	0.0%		1,439	8.0%	(1,433)	(99.6)%
Minority interest	546	2.2%		85	0.5%	461	542.4%

Income (loss) from continuing operations	(540)	(2.2	) %	1,354	7.5%	(1,894)	NM
Loss from discontinued operations, net of tax	(50)	(0.2)%		—	0.0%	(50)	NM

Net income (loss)	$(590)	(2.4)%		$1,354	7.5%	$(1,944)	NM

Back to Index

Personnel costs were $12.1 million for the third quarter of 2004, an increase of 33.0% over $9.1 million for the third quarter of 2003. $1.4 million or 45.8% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $1.6 million or 54.2% of the increase attributable to increased costs in the base business including health insurance and temporary labor costs. Personnel costs in the Domestic Services platform were $6.3 million for the third quarter of 2004, an increase of 11.9% over the third quarter of 2003.  Personnel costs in the International Services platform were $5.8 million in the third quarter of 2004, an increase of 67.1% over the third quarter of 2003.  Personnel costs as a percentage of net revenue decreased to 49.8% in the third quarter of 2004 from 50.7% in the third quarter of 2003.  This decrease was driven primarily by lower labor costs in acquired businesses partially offset by increased health insurance and temporary labor costs relative to net revenue growth.  Compared to September 30, 2003, headcount increased by 440 to a total of 1,178 with 306 added in operations, 37 added in sales and marketing and 97 added in financial and administrative services.  Domestic Services headcount was 495 at September 30, 2004 compared with 441 at September 20, 2003.  International Services headcount was 683 at September 30, 2004 compared with 297 at September 30, 2003.

Other selling, general and administrative costs were $10.0 million for the third quarter of 2004, an increase of 72.7% over $5.8 million for the third quarter of 2003. $1.3 million or 30.2% of the increase is attributable to incremental costs assumed as part of our acquisition program with $2.9 million or 69.8% of the increase attributable to increased costs of the base business including technology related costs and increased expenses for leased equipment and facilities to support a broad services contract with a large customer. As a percentage of net revenue, other selling, general and administrative costs increased to 41.1% in the third quarter of 2004 from 32.3% in the third quarter of 2003.  This increase is primarily due to our Offshore expansion where emerging operations are building their revenue base and our Domestic Services platform where costs were incurred to support customer contracts for facilities, equipment and technology, along with higher administrative expenses.

Depreciation and amortization was $1.0 million in the third quarter of 2004, an increase of 44.5% over $0.7 million in the third quarter of 2003.  Depreciation and amortization as a percentage of net revenue increased to 4.3% compared to 4.0% in the third quarter of 2003.  These increases are primarily due to the amortization of acquired intangible assets which have increased due to our acquisitions in Asia and South America subsequent to September 30, 2003.

Litigation settlement and non-recurring costs in the third quarter of 2003 totaled approximately $0.4 million and relates to the SEC review and delayed effectiveness of a registration statement issued in connection with a March 2003 private placement

Income from operations was $1.2 million in the third quarter of 2004, a decrease of $0.7 million or 38.7% compared with the third quarter of 2003, due to higher selling, general and administrative costs in 2004.  Income from operations as a percentage of net revenue was 4.8% for the third quarter of 2004 compared to 10.7% for the third quarter of 2003.

Back to Index

As a result of historical losses related to investments in early-stage technology businesses which are unrelated to the Company’s current activities and the Company’s rapid expansion, the Company has accumulated federal net operating losses.  Income tax expense in the three-month period ended September 30, 2004 resulted primarily (81%) from non U.S.-based earnings and the balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.  A similar but less dramatic relationship existed in the comparable period in 2003.  At December 31, 2003, the Company had a net operating loss for federal income taxes of approximately $24.7 million.

The increase in minority interest in 2004 is almost exclusively due to the Shaanxi acquisition.

Net loss was $0.6 million in the third quarter of 2004, compared to net income of $1.4 million in the third quarter of 2003.  Basic and diluted loss per common share were each $0.01 for the third quarter of 2004 compared to basic and diluted earnings per share of $0.05 and $0.03 per common share, respectively, for the third quarter of 2003.

Nine months ended September 30, 2004 compared to nine  months ended September 30, 2003

The following table summarizes our total revenue, net transportation and other revenue (in thousands):

	Nine months ended September 30,		Change

	2004	2003 Restated	Amount	Percent

Total revenue	$256,405	$150,414	$105,991	70.5%

Transportation revenue	239,633	138,601	101,032	72.9%
Cost of transportation	195,732	108,237	87,495	80.8%

Net transportation revenue	43,901	30,364	13,537	44.6%
Net transportation margin	18.3%	21.9%
Customs brokerage	6,784	7,294	(510)	(7.0)%
Warehousing and other value added services	9,988	4,519	5,469	121.0%

Total net revenue	$60,673	$42,177	$18,496	43.9%

Net revenue margin	23.7%	28.0%

Total revenue was $256.4 million in the first nine months of 2004, an increase of 70.5% over total revenue of $150.4 million in the first nine months of 2003.  $27.0 million or 25.4% of the increase in total revenue was attributable to same store growth with $79.0 million or 74.6% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $105.7 million

Back to Index

in total revenue for the first nine months of 2004, an improvement of $18.0 million and 20.5% over the same prior year period with $13.4 million of the increase coming from same store growth and the remaining $4.6 million in revenue growth coming from acquisitions.  The International Services platform delivered $150.7 million in total revenue for the first nine months of 2004, a period over period improvement of $88.0 million or 140.4%, with $13.6 million of the increase coming from same store growth and the remaining $74.4 million improvement attributed to acquisitions.

Net transportation revenue was $43.9 million in the first nine months of 2004, an increase of 44.6% over net transportation revenue of $30.4 million in the first nine months of 2003. $2.7 million, or 20.2% of the increase in net transportation revenue, was attributable to same store growth with $10.8 million, or 79.8% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $23.6 million in net transportation revenue for the first nine months of 2004, an improvement of $1.5 million or 6.7% over the prior year period with all of the growth activity coming from acquisitions. The International Services platform delivered $20.3 million in net transportation revenue for the first nine months of 2004, a period over period improvement of $12.0 million or 146.5%, with $2.9 million of the increase coming from same store growth and the remaining $9.1 million improvement attributed to acquisitions.

Net transportation margin decreased to 18.3% for the first nine months of 2004 from 21.9% for the first nine months of 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform.  For the first nine months of 2004, net transportation margin for the Domestic Services platform declined to 24.3% from 26.3% tied primarily to the low-margin contract that the Company exited late in the second quarter of 2004, higher fuel surcharges absorbed by the business and the impact of new business within the automotive and retail sectors which carry a lower margin. For the International Services platform, net transportation margin has declined in line with previous expectations to 14.2% from 15.1% for the first nine months of 2003 as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers, which were absorbed by the business, as well as the impact of the Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of its airfreight business.

Customs brokerage and other value added services revenue was $16.8 million in the first nine months of 2004, an increase of 42.0% over $11.8 million in the first nine months of 2003.  $4.6 million or 92.0% of the increase was attributable to same store growth, with $0.4 million, or 8.0% of the increase attributable to acquisitions.  The Domestic Services platform delivered $8.6 million in other value added services revenue, an improvement of $5.0 million or 136.4% over the same prior year period with $4.6 million of the increase coming from same store growth driven by the start-up of a significant new key account and the remaining $0.4 million in growth coming from acquisitions.  The International Services platform delivered $8.1 million in customs brokerage and other value added revenue, level with the same prior year period.

Net revenue was $60.7 million in the first nine months of 2004, an increase of 43.9% over net revenue of $42.2 million in the first nine months of 2003. $7.3 million or 39.5% of the increase in net revenue was attributable to same store growth, with $11.2 million, or 60.5% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $32.3 million in net revenue for the first nine months of 2004, an improvement of $6.5 million or 25.1% over the same prior year

Back to Index

period with $4.5 million of the increase coming from same store growth with the remaining $2.0 million in growth coming from acquisitions. The International Services platform delivered $28.4 million in net revenue for the first nine months of 2004, a period over period improvement of $12.0 million or 73.4%, with $2.8 million of the increase coming from same store growth and the remaining $9.2 million improvement attributed to acquisitions.

Net revenue margin decreased to 23.7% for the first nine months of 2004 compared to 28.0% for the same prior year period primarily driven by the change in revenue mix resulting from the acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform.  Net revenue margin at Domestic Services increased  to 30.5% from 29.4% with a decrease in net transportation margin offset by growth in other value added services provided in connection with the start-up of a significant new account.  For the International Services platform, net revenue margin declined in line with previous expectations to 18.8% from 26.1% as a result of increased costs from the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of the airfreight business.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Nine months ended September 30,

	2004		2003 Restated		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenue	$60,673	100.0%	$42,177	100.0%	$18,496	43.9%

Personnel costs	32,931	54.3%	22,709	53.8%	10,222	45.0%
Other selling, general and administrative costs	25,527	42.1%	16,178	38.4%	9,349	57.8%
Depreciation and amortization	3,024	4.9%	1,880	4.5%	1,144	60.9%
Litigation settlement and nonrecurring costs	—	—	1,179	2.8%	(1,179)	(100.0)%

Total operating costs	61,482	101.3%	41,946	99.5%	19,536	46.6%

Income (loss) from operations	(809)	(1.3)%	231	0.5%	(1,040)	NM
Provision for excess earn-out payments	(3,075)	(5.1)%	(1,270)	(3.0)%	(1,805)	(142.1)%
Interest income	29	0.0%	34	0.0%	(5)	(14.7)%
Interest expense	(299)	(0.5)%	(130)	(0.3)%	(169)	(130.0)%
Other expense	(70)	(0.1)%	(35)	0.0%	(35)	(100.0)%

Loss from continuing operations before income tax expense and minority interest	(4,224)	(7.0)%	(1,170)	(2.8)%	(3,054)	(261.0)%
Income tax expense	1,607	2.6%	637	1.5%	970	152.3%

Loss from continuing operations before minority interest	(5,831)	(9.6)%	(1,807)	(4.3)%	(4,024)	(222.7)%
Minority interest	1,098	1.8%	85	0.2%	1,013	1191.8%

Loss from continuing operations	(6,929)	(11.4)%	(1,892)	(4.5)%	(5,037)	(266.2)%
Loss from discontinued operations	(50)	(0.1)%	(355)	(0.8)%	305	85.9%

Net loss	$(6,979)	(11.5)%	$(2,247)	(5.3)%	$(4,732)	(210.6)%

Back to Index

Personnel costs were $32.9 million for the first nine months of 2004, an increase of 45.0% over $22.7 million for the first nine months of 2003. $4.1 million or 40.4% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $6.1 million or 59.6% of the increase attributable to increased costs in the base business including health insurance and temporary labor costs. Personnel costs in the Domestic Services platform were $18.6 million for the first nine months of 2004, an increase of 30.1% over the first nine months of 2003.  Personnel costs in the International Services platform were $14.3 million in the first nine months of 2004, an increase of 70.6% over the first nine months of 2003.  Personnel costs as a percentage of net revenue increased to 54.3% in the first nine months of 2004 compared to 53.8% in the first nine months of 2003.  This was driven by higher temporary labor and health insurance costs, offset by lower labor costs in acquired businesses.  Compared to September 30, 2003, headcount increased by 440 to a total of 1,178 with 306 added in operations, 37 added in sales and marketing and 97 added in financial and administrative services.  Domestic Services headcount was 495 at September 30, 2004 compared to 441 at September 20, 2003.  International Services headcount was 683 at September 30, 2004 compared to 297 at September 30, 2003.

Other selling, general and administrative costs were $25.5 million for the first nine months of 2004, an increase of 57.8% over $16.2 million for the first nine months of 2003. $3.1 million or 33.1% of the increase is attributable to incremental costs assumed as part of our acquisition program with $6.2 million or 66.9% of the increase attributable to increased costs of the base business including technology related costs and increased expenses for leased equipment and facilities to support a broad services contract with a large customer. As a percentage of net revenue, other selling, general and administrative costs increased to 42.1% in the first nine months of 2004 from 38.4% in the first nine months of 2003.  This increase is primarily due to non-recurring charges incurred in the first quarter of 2004 related to bad debts, communication and technology costs and higher than expected costs related to our Sarbanes-Oxley compliance initiatives.

Depreciation and amortization was $3.0 million in the first nine months of 2004, an increase of 60.9% over $1.9 million in the first nine months of 2003.  This increase is primarily due to the amortization of acquired intangible assets which have increased due to our acquisitions in Asia and South America subsequent to September 30, 2003.  Depreciation and amortization as a percentage of net revenue increased to 4.9% compared to 4.5% in the first nine months of 2003 due to increased amortization of acquired intangible assets.

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

Back to Index

Income (loss) from operations was $0.9 million in the first nine months of 2004, as compared to income of $0.2 million for the first nine months of 2003. Loss from operations as a percentage of net revenue was 1.3% for the first nine months of 2004 compared to income from operations of 0.5% for the first nine months of 2003.

Provision for excess earnout payments represents a valuation adjustment for amounts paid to former shareholders of acquired companies that, as a result of the restatement of our financial performance for 2003, was in fact in excess of the amount that would have been paid out based upon the restated financial results for 2003.  Due to the uncertainty of collecting the excess payments, the Company has determined that the resulting receivable from the former shareholders should be fully reserved for.  If in the future, excess amounts paid are recovered, those proceeds would be reflected as other income on the Company’s statement of operations.

As a result of historical losses related to investments in early-stage technology businesses, which are unrelated to the Company’s current activities and the Company’s rapid expansion, the Company has accumulated federal net operating losses (NOLs).  Income tax expense during the nine months ended September 30, 2004 resulted from significant earnings from overseas operations.  Thus, the foreign income tax provision amounted to 91% of the consolidated income tax provisions and the balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.  At December 31, 2003, the Company had a net operating loss for federal income taxes of approximately $24.7 million.

The increase in minority interest in 2004 is almost exclusively due to the Shaanxi acquisition.

The net loss was $7.0 million in the first nine months of 2004, compared to a net loss of $2.2 million in the first nine months of 2003.  Basic and diluted loss per common share were $0.17 for the first nine months of 2004 compared to basic and diluted loss per share of $0.08 for the first nine months of 2003.

Financial Outlook

Based upon our operating results through the first nine months of 2004, we believe that gross revenues will be approximately $340 million in 2004 and $375 million in 2005.  Due to a number of factors, including the restated financial performance of our Domestic Services operations, the Company’s intent to restructure its operations to realize synergies as part of the Company’s overall acquisition strategy and future efforts to realize efficiencies from a newly developed operating system, we are not able to provide guidance at this time about expected future performance beyond gross revenues.

The restructuring initiative will include the rationalization of facilities and personnel within the U.S.  Some of these initiatives have been undertaken but much remains to be defined and implemented.  This initiative will result in a material charge which will negatively impact the Company’s financial results in the fourth quarter of 2004 and the first quarter of 2005.  We will provide guidance in the future, but only after our plan is fully implemented and the newly streamlined operations have been functioning for a reasonable period of time.  This moratorium on financial

Back to Index

performance guidance will be in effect for 2005 and perhaps beyond.  All previously issued financial guidance did not reflect the impact of the restatement or restructuring discussed above, nor was management aware of the issues giving rise to the restatement at the time that the previously issued guidance was provided.  For these reasons, previously issued guidance relative to operating results for 2004 and 2005 is hereby withdrawn.

Sources of Growth

Management believes that a comparison of “same store” revenue growth is critical in the evaluation of the quality and extent of the Company’s internally generated growth.  This “same store” analysis isolates the financial contributions from operations that have been included in the Company’s operating results for the full comparable prior year period.  The table below presents “same store” revenue growth comparisons for the nine-month period ended September 30, 2004 (which is the measure of any increase from the same period of 2003).

For the nine months ended September 30, 2004

Domestic	16.3%
International	22.5%

Liquidity and Capital Resources

Cash and cash equivalents totaled $2.2  million and $3.1 million as of September 30, 2004 and December 31, 2003, respectively. Working capital totaled $3.9 million and $13.3 million at September 30, 2004 and December 31, 2003, respectively.

Cash used in operating activities was $5.9 million for the first nine months of 2004 compared to $12.3 million used in the first nine months of 2003. This improvement over the comparable prior year period was driven principally by proactive working capital management.

Net cash used in investing activities during the first nine months of 2004 was $14.4 million compared to $13.9 million in the first nine months of 2003.  Investing activities were driven principally by approximately $3.4 million in earn-out payments made in relation to 2003 performance targets, $6.8 million paid for acquisitions (net of cash acquired) and $4.1 million spent primarily in connection with the development of Tech-LogisTM, the Company’s new web-based technology platform.

Net cash provided by financing activities during the first nine months of 2004 was $19.4 million compared to $25.1 million in the first nine months of 2003.  Financing activities consisted of $18.1 million in net proceeds from the Company’s line of credit and $1.8 million from the issuance of common stock upon the exercises of options and warrants, offset by principal payments of $0.6 million for capital lease obligations.  We may receive proceeds in the future from the exercise of outstanding options and warrants.  As of September 30, 2004, approximately 12,692,000 options and warrants were outstanding.

Back to Index

	Number of shares	Proceeds if exercised

Options outstanding under our stock option plan	10,095,234	$17,262,576
Non-plan options	639,200	2,086,750
Warrants	1,957,784	4,417,794

Total	12,692,218	$23,767,120

Effective November 17, 2004, we amended our revolving credit facility with LaSalle Business Credit, LLC (the “U.S. Facility”).  The U.S. Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The U.S. Facility requires the Company and its U.S. subsidiaries to comply with certain financial covenants. Advances under the U. S. Facility are available to fund future working capital and other corporate purposes. As of November 30, 2004, we had advances of $13.9 million and we had eligible accounts receivable sufficient to support $21.3 million in borrowings from our U.S. Facility.  This U.S. Facility also included a $5.0 million bridge loan facility available to the Company at the rate of prime plus 2.00%.  The Company borrowed the full $5.0 million available for the bridge loan facility on August 24, 2004 and subsequently repaid the bridge loan facility by November 26, 2004.

Under the terms of our amended U.S. Facility, we are not permitted to make additional acquisitions without the lender’s consent.  In addition, as a condition to the distribution of any earn-out payments for any of its U.S.-based operations, the amended U.S. Facility requires that the Company maintain a 60 day average undrawn availability of at least $2.5 million after taking effect for any such earn-out distribution.

Effective October 27, 2004, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a $10.0 million term credit facility with Hong Kong League Central Credit Union (the “Asia Facility”) collateralized by the accounts receivable of the Company’s Hong Kong and Singapore operations and an unsecured subordinated guarantee from Stonepath Group, Inc.  The Asia Facility carries a term of one year and an interest rate of 15% for amounts outstanding thereunder.  On November 4, 2004, Asia Holdings borrowed $3.0 million under the Asia Facility.

On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The transaction was valued at up to $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of up to $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level.  Based upon increased costs of purchased transportation as a result of the restatement and the Company’s interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 is $8.1 million compared to the previously calculated amount of $12.7 million.  As a result, the Company believes that it has paid approximately $3.9 million to selling shareholders in excess of amounts that should have been paid.  As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders.  The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003.  Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill.  At December 31, 2003 the excess earn-out payments related to the 2002 results

Back to Index

of operations have been fully reserved because of differing interpretations by the Company and selling shareholders of the earn-out provisions of the purchase agreement.  However, the Company will seek the refund of such excess payments.

On April 4, 2002, we acquired Stonepath Logistics International Services, Inc. (“SLIS”) (f/k/a Global Transportation Services, Inc.), a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former Global shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former Global shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target (“SLIS’ tier-two earn-out”). Under SLIS’ tier-two earn-out, the former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2003 performance, the former Global shareholders received $1.0 million on April 1, 2004. On a cumulative basis, SLIS has generated $9.3 million in adjusted earnings, providing its former shareholders with a total of $1.8 million in cash earn-out payments and excess earnings of $5.8 million to carryforward and apply to future earnings targets.

On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target (“United American’s tier-two earn-out”). Under United American’s tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments.  Based upon increased costs of purchased transportation as a result of the restatements and the Company’s interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 is $1.7 million compared to

Back to Index

the previously calculated amount of $2.4 million.  The Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due.  As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders.  The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003.  Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill.  At December 31, 2003, the excess earn-out payments related to the 2002 results of operations have been fully reserved because of differing interpretations by the Company and the selling shareholders of the earn-out provisions of the purchase agreement.  However, the Company will seek the refund of such excess payments.

On June 20, 2003, through our indirect wholly owned subsidiary, Stonepath Logistics Government Services, we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. The Company has also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earns $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003.  An initial calculation indicates that Regroup earnings during the relevant period does not meet the criteria for the additional payment noted in the preceding sentence. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target (“Regroup’s tier-two earn-out”). Under Regroup’s tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.

On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company’s common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments payable in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2006). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to

Back to Index

the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, the Company also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of Company common stock, on a post-closing basis. Based upon 2003 performance, G-Link received an earn-out payment of $0.2 million on April 1, 2004.

On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi Sunshine Cargo Services International Co., Ltd. (“Shaanxi”).  Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction is valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company’s common stock paid at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company has agreed to pay Shaanxi for 55% of its closing date working capital.  The common shares issued in the transaction are subject to a one year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4.0 million (on an annualized basis). Also, if the trading price of the Company’s common stock is less than $3.17 per share at the end of the one-year restriction, the Company will issue up to 169,085 additional shares to the seller.  Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date for Shaanxi’s closing date working capital from August 2004 to $1.0 million on or before November 15, 2004, and an additional $0.9 million on or before March 31, 2005.  The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from due when collected to March 31, 2005.  As of September 30, 2004, the residual distribution is estimated at $1.0 million bringing the total estimated March 31, 2005 distribution to $1.9 million.

We may be required to make significant payments in the future if the earn-out installments under our various acquisitions become due subject to limitations within the U. S. Facility. While we believe that a significant portion of the required payments will be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity.

The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year as if pre-tax earning targets associated with each acquisition were achieved (although the Company does not expect the Domestic Services pre-tax earnings levels to be fully achieved) (in thousands)(1)(2) :

Back to Index

	2005	2006	2007	2008	2009	Total

Earn-out payments:
Domestic	$9,040	$8,050	$2,500	$2,500	$—	$22,090
International	4,064	4,224	4,596	2,862	2,330	18,076

Total earn-out payments	$13,104	$12,274	$7,096	$5,362	$2,330	$40,166

Prior year pre-tax earnings targets (3)
Domestic	$12,306	$12,306	$3,500	$3,500	$—	$31,612
International	10,746	10,946	12,002	7,340	6,223	47,257

Total pre-tax earnings targets	$23,052	$23,252	$15,502	$10,840	$6,223	$78,869

Earn-outs as a percentage of prior year pre-tax earnings targets:
Domestic	73.5%	65.4%	71.4%	71.4%	—	69.9%
International	37.8%	38.6%	38.3%	39.0%	37.4%	38.3%
Combined	56.8%	52.8%	45.8%	49.5%	37.4%	50.9%

(1)	Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

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

The Company is a defendant in a number of legal proceedings, including a consolidated class action and a derivative action, all of which relate primarily to the restatement of the Company’s financial statements for 2003 and the first and second quarters of 2004.  These proceedings are further described in Part II, Item I of this Form 10-Q.   Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company’s overall financial condition, could adversely affect the Company’s results of operations in the period recorded.

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

Back to Index

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s line of credit.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  If market interest rates were to change by 10% from the levels at September 30, 2004, the change in interest expense would have had an immaterial impact on the Company’s results of operations and cash flows.

The Company also has exposure to foreign currency fluctuations with respect to its offshore subsidiaries.  The Company does not utilize derivative instruments to manage such exposure.  A hypothetical change of 10% in the value of the U.S. dollar would have had an immaterial impact on the Company’s results of operations.

Item 4.     Controls and Procedures

Overview

In January 2004, the Company restated its consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002, as a result of an error discovered in the legacy accounting processes of Stonepath Logistics International Services, Inc. (f/k/a “Global Transportation Systems, Inc.”) and Global Container Line, Inc., its wholly owned subsidiary. The Company determined that a process error existed which resulted in the failure to eliminate certain intercompany transactions in consolidation. This process error was embedded in the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.  The Company believes that the presence of this error, in and of itself, constitutes a reportable condition as defined under standards established by the American Institute of Certified Public Accountants.

In connection with the preparation of the Company’s June 30, 2004 consolidated financial statements, the Company’s management determined that Stonepath Logistics Domestic Services, Inc. (“SLDS”) did not follow the Company’s designed disclosure controls and procedures to report a potential weakness in the methodology used by SLDS to estimate its accrued cost of purchased transportation.  Based on its initial analysis, the Company recorded an immaterial increase to SLDS’ cost of transportation.  The Company’s management believes that the failure of SLDS to follow the designed disclosure and control procedures in and of itself constitutes a material weakness as defined under standards established by the American Institute of Certified Public Accountants.   The Company

Back to Index

has implemented changes in its estimating procedures and its processes for recognizing differences between actual and estimated costs to assure the proper recognition of purchased transportation costs.

On September 20, 2004, the Company announced that it had understated its accrued purchased transportation liability and related costs of purchased transportation for previously reported periods as a result of an error discovered in the accounting processes within certain subsidiary operations of the Domestic Services segment.  The Company determined that the process error did not accurately account for the differences between the estimates and the actual freight costs incurred.  This allowed for an accumulation of previously unrecorded purchased transportation costs to build up (such amounts should have been reflected as purchased transportation costs).  In addition, the error resulted in the Company making earn-out payments to selling shareholders in amounts greater than what otherwise would have been owed.  The Company believes that the presence of this error, in and of itself, constitutes a material weakness as defined under standards established by the American Institute of Certified Public Accountants.

In the course of its review of the process error related to the under accrual of purchased transportation, the Company also identified two additional process errors related to revenue transactions within Domestic Services.  At its Detroit location, the Company identified a billing error in which the operating unit was invoicing one of its automotive customers at rates which had been approved by a customer representative who did not have the authority to do so.  This customer billing error caused the Company to overstate its revenues.  At its Minneapolis location, the Company identified an accounting error related to revenue recognition and depreciation in the second quarter of 2004.  Upon billing to a customer for certain capital equipment purchased in connection with the launch of a new distribution center for that customer, the unit recognized the revenue immediately rather than over the two-year life of the contract and had depreciated the capital equipment over its useful life rather than matching it to the life of the contract.  The Company believes that the presence of the billing error and the accounting error each constitute a reportable condition as defined under standards established by the American Institute of Certified Public Accountants.

In response to the reportable conditions and material weakness in the preceding paragraphs, the Company is taking the following actions.  With regards to the purchased transportation accrual issue, the Company has altered its methods to recognize the difference between actual costs of transportation and estimates for such costs on a timely basis.  With respect to the billing error and the accounting error, management of the units in question has been advised as to the proper treatment of similar transactions in the future.

The Company has restated its financial statements for prior periods to correct the processing errors related to its purchased transportation accrual, the customer billings, revenue recognition and to reflect the related income tax effects.  In addition, the amounts owed under various earn-out provisions have been changed to reflect the impact of the restatement.

A material weakness in internal accounting control is a condition in which the specific control procedures or the degree of compliance with them do not reduce to relatively low level risk that errors or irregularities in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned tasks.  The Company has implemented changes in procedures for the reporting of purchased transportation and believes that these changes will assure the proper recognition of these costs.  A reportable condition is a significant deficiency in the design or operation of internal controls, which

Back to Index

could adversely affect an organization’s ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company commenced an overall review of its internal controls over financial reporting. As part of the assessment of its internal controls over financial reporting, the Company is focusing on its recent growth in terms of both size and complexity, coupled with the fact that its finance and accounting functions are largely decentralized. Although this review is not yet completed, the Company has initiated immediate changes in processes at each of these locations to correct the errors that occurred and to reduce the likelihood that similar errors could occur in the future.  In addition, the Company has changed its organizational structure to require the senior financial representatives within the Domestic Services and International Services platforms to report directly to the Company’s Chief Financial Officer.

As of the date of this Report, the Company believes it has a plan that, when completed, will eliminate the reportable conditions and material weaknesses, described above.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, notwithstanding the reportable conditions described above, after taking into account the remedial measures implemented by the Company, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.     Legal Proceedings

The Company has been named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004.  Also named as defendants in these actions are officers Dennis L. Pelino, Bohn H. Crain and Thomas L. Scully.  These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515.  The plaintiffs seek to represent a class of purchasers of the Company’s shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  These claims are based upon the

Back to Index

allegation that certain public statements made during the period from May 7, 2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs.  The plaintiffs are seeking compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Court’s order consolidating the eight lawsuits envisions that the plaintiffs will file a consolidated amended complaint, which has not yet occurred.  The Company and the individual defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against them.

The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971.  Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer) and officers Bohn H Crain and Thomas L. Scully. The derivative action alleges breach of fiduciary duty, abuse of control and gross mismanagement, waste of corporate assets, and unjust enrichment.  These claims are based upon the allegation that the defendants knew or should have known that the Company’s public filings for fiscal year 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from May 7, 2003 through August 9, 2004, were materially misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court.  The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

The Company has received notice that the Securities and Exchange Commission (“Commission”) is conducting an informal inquiry to determine whether certain provisions of the federal securities laws have been violated in connection with the Company’s accounting and financial reporting. As part of the inquiry, the staff of the Commission has requested information relative to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group, Inc. and additional background information for the period from October 5, 2001 to December 2, 2004.  The Company is voluntarily cooperating with the staff.

The Company settled the suit brought by Emergent Capital Investment LLC (“Emergent”) in the United States District Court for the Southern District of New York in exchange for the payment by the Company of $50,000.

On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Subject to the purchase, Stonepath Logistics Domestic Services, Inc. and Mr. Burke entered into an Employment Agreement. Mr. Burke’s complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them.

The Company is not able to predict the outcome of the any of foregoing litigation at this time, since each action is in an early stage. An adverse determination in any of those actions could have a material and adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Except for the settlement with Emergent, no accruals have been established for any legal proceedings.

Back to Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Effective October 27, 2004,  a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a Term Credit Agreement (the “Term Credit Agreement”) with Hong Kong Central League Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender. The Term Credit Agreement provides Asia Holdings with the right to borrow an initial amount of $3.0 million and up to an additional $7.0 million upon the satisfaction of certain conditions. The obligations of Asia Holdings under the Term Credit Agreement are secured by floating charges on the foreign accounts receivable of three of its subsidiaries, Planet Logistics Express (Singapore) Pte. Ltd., GLink Express (Singapore) Pte. Ltd., and Stonepath Logistics (Hong Kong) Limited. Asia Holdings borrowed $3.0 million on November 4, 2004. There is no assurance that the remaining $7.0 million will be available to Asia Holdings under the Term Credit Agreement. All borrowings under the Term Credit Agreement bear interest at an annual rate of 15% and must be repaid on or before October 27, 2005. The obligation to repay the borrowings under the Term Credit Agreement may be accelerated by the Lender upon the occurrence of events of default customary for loan transactions. Stonepath Group, Inc has guaranteed the obligations of Asia Holdings under the Term Credit Agreement pursuant to the terms of the Guaranty dated as of October 27, 2004 (the “Guaranty”) by Stonepath Group, Inc. in favor of the Lender.

On September 20, 2004, the Company announced that its financial statements for 2003 and the first and second quarters of 2004 needed to be restated and should not be relied upon.  Since September 20, 2004, the Company has analyzed its costs of purchased transportation, certain revenue transactions, and the resulting income tax and other effects.  The effects of the restatements have been reflected in this Form 10-Q.

As a result of the restatement process, the Company has determined that it made earn-out payments to the former owners of its Air Plus and United American subsidiaries in excess of amounts due.  These amounts have been reflected in the accompanying financial statements as other assets.  A full valuation allowance has been provided for those advances due to the differing interpretation of the stock purchase agreements by the Company and the selling shareholders.  The affect of this change reduced net income by $3.1 million for the three month period ended March 31, 2004 and $1.3 million for the three month period ended March 31, 2003.  Goodwill has been reduced by similar amounts from that previously reported.

Back to Index

Item 6.     Exhibits

The following exhibits are included herein:

10.20
Term Credit Agreement dated as of October 27, 2004 (the “Term Credit Agreement”) by and among Stonepath Holdings (Hong Kong) Limited, Hong Kong Central League Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender.

10.21	Guaranty dated as of October 27, 2004 by Stonepath Group, Inc. in favor of Hong Kong Central League Credit Union.

12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEPATH GROUP, INC.

Date: January 5, 2005	/s/ JASON TOTAH

Jason Totah
Chief Executive Officer

Date: January 5, 2005	/s/ THOMAS L. SCULLY

Thomas L. Scully Chief Financial Officer, Vice President and Controller (Principal Financial and Accounting Officer)