Form 10-K/A
period 2003-12-31
STONEPATH GROUP INC
filed 2005-02-11
CIK 1093546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                        Commission File Number: 001-16105

                              STONEPATH GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    65-0867684
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

 1600 MARKET STREET, SUITE 1515, PHILADELPHIA, PA              19103
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

                                 YES [X]  NO [ ]

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

               Index to Exhibits appears at page 55 of this Report

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

================================================================================

                              STONEPATH GROUP, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                     PART I
    Item 1.   Business                                                                               1
    Item 2.   Properties                                                                            18
    Item 3.   Legal Proceedings                                                                     18
    Item 4.   Submission of Matters to a Vote of Security Holders                                   19

                                     PART II
    Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities                                                        19
    Item 6.   Selected Financial Data                                                               21
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                            23
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                            40
    Item 8.   Financial Statements and Supplementary Data                                           40
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                            40
    Item 9A.  Controls and Procedures                                                               40

                                    PART III
    Item 10.  Directors and Executive Officers of the Registrant                                    42
    Item 11.  Executive Compensation                                                                44
    Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                   50
    Item 13.  Certain Relationships and Related Transactions                                        52
    Item 14.  Principal Accountant Fees and Services                                                54

                                     PART IV
    Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                       55

    SIGNATURES                                                                                      96

                                EXPLANATORY NOTE

        This Form 10-K/A is being filed to restate the consolidated financial statements of the Company as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 included under Item 8 of
Part II, and to make certain conforming changes to the Selected Financial Data table included under Item 6 of Part II and to the narrative disclosures included within "Risks Particular to Our Business" and "Legal Proceedings" under Items 1 and 3 of Part I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of Part II. The restatement of our consolidated financial statements primarily related to correcting the accrual for purchased transportation, certain revenue transactions and the resultant income tax effects. In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatement. A description of the restatement can be found in Note 3 to our consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of December 31, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

                                     PART I

        This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled "Risks Particular to Our Business" and the risks discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

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

        Through March 1, 2004, we have completed the acquisition of 16 logistics companies. The initial phase of our acquisition strategy was to develop a U.S.-based platform of service offerings. We accomplished this through the acquisition of M.G.R., Inc. (d/b/a "Air Plus") on October 5, 2001 and Global Transportation Services, Inc. ("Global") on April 4, 2002. Founded in 1990, Air Plus is a leading time-definite logistics company providing a full range of domestic transportation and distribution solutions including warehousing and order fulfillment. Air Plus services a customer base of manufacturers, distributors and national retail chains through its network of offices in North America and an extensive network of over 200 agents. Founded in 1985, Global provides a full range of international transportation and logistics solutions to a customer base of manufacturers and national retail chains. Global also provides customs brokerage, ocean forwarding, NVOCC services, consolidation and deconsolidation services, air import and export services and warehousing and distribution services.

        The next phase of our acquisition strategy was to supplement the organic growth of our organization through targeted "add-on" acquisitions that were intended to fill a strategic industry niche and offer complementary services to our existing customer base. We accomplished this by acquiring United American Freight Services, Inc. ("United American") on May 30, 2002, Transport Specialists, Inc. ("TSI") on October 1, 2002, Transportation Rail Warehousing Logistics, Inc. ("TRWL") on January 31, 2003, Regroup Express LLC ("Regroup") on June 20, 2003 and Customs Services International, Inc. ("CSI") on July 16, 2003. United American, based in the Detroit, Michigan area, provides us with a division that supports the automotive industry, while both TSI and Regroup, based in Northern Virginia, and TRWL, based in Portland, Maine, service government agencies and the defense sector. CSI provides a full range of international freight forwarding and customs brokerage services out of its offices in Miami, Florida and El Paso, Texas, with a focus on Latin America, Europe and Asia.

        Most recently, we completed a series of acquisitions that increased our presence in Asia with the goal of building Stonepath into a leading worldwide integrated logistics service organization. On August 8, 2003, we acquired a controlling interest in the Singapore and Cambodia based operations of the G-Link Group of companies, a regional logistics business headquartered in Singapore, with offices throughout Southeast Asia. We then acquired three Malaysian based offices of G-Link in December 2003. During December 2003, we also acquired controlling interests in East Ocean Logistics Ltd., a Hong Kong based company that specializes in international ocean freight services, Planet Logistics Pte. Ltd., a Singapore based company that focuses on international and intra-Asia air cargo services, and Group Logistics Pte. Ltd., a start-up providing air cargo services in Shanghai, PRC. On February 9, 2004, we increased our presence in Shanghai by acquiring a majority interest in Shaanxi Sunshine Cargo Services International Company, Ltd. ("Shaanxi"), a Class A licensed freight forwarder headquartered in Shanghai that has been operated by founder and President Andy Tsai since 1993. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution services, shipping services and special freight handling.

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

        o Continue Organic Growth. A key component of our strategy is to continue the organic growth of our existing business as well as the business of the companies we acquire. We expect that we can continue to fuel internal growth by cross-selling our domestic and international capabilities to our existing customer base and deploying supply chain technologies that will drive new customer acquisitions.

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

        We will continue to expand our Domestic and International Services platforms in the United States through a number of "add-on" acquisitions of other companies with complementary geographical and logistics service offerings. These "add-on" acquisitions are generally expected to have pre-tax operating earnings of $1.0 million to $3.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets by larger public companies or to independently attempt their own public offerings. In addition, we will continue to pursue "platform" acquisitions to expand in targeted markets in Asia, South America and Europe which will further enable our global supply-chain execution capabilities and improve our overall profitability. We believe that our combined domestic and international capabilities will provide a significant competitive advantage in the marketplace.

        A "platform" acquisition is defined by us as one that creates a significant new capability for the Company, or entry into a new global geography. When completing a platform acquisition, we would expect to retain the management as well as the operating, sales and technical personnel of the acquired company to maintain continuity of operations and customer service. The objective would be to increase an acquired company's revenue and improve its profitability by implementing our operating strategies for internal growth.

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

        Our services are broadly classified into the following categories:

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

        o Time Definite Transportation. We specialize in complex, time-definite delivery of product to North American destinations. These include high-volume, complex multi-destination consolidation programs for catalog, retail and other shippers. We have special programs focused on high value and breakable freight in all modes of transportation.

        Other value added services provided by us include:

        o Direct to store logistics for retail customers involving coordination of product received directly from manufacturers and dividing large shipments from manufacturers into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time-definite product launch dates.

        o Turn-key product management services for retailers - including comprehensive vendor compliance management, central delivery and distribution centers close to consumption, inventory forecasting, replenishment and management - all on the Web.

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

        o Web-based fulfillment solutions providing order management as well as the subsequent pick, pack and shipment for our customers.

        o Turn-key supply chain and logistics outsourcing projects where we operate one or more warehouses or the entire end-to-end supply chain. We provide sophisticated systems that supply global location, status and ownership of parts/SKUs and enable the timely cross border customs clearance and placement desired by the final consumer of the goods.

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

        To execute this strategy, we have and will continue to assess technologies obtained through our acquisition strategy in combination with commercially available supply chain technologies to launch our own "best-of-breed" solution set using a combination of owned and licensed technologies. We refer to this technology set as Tech-Logis(TM) (or Technology in Logistics). We are using Tech-Logis(TM) to provide: (1) a customer-facing portal that unifies the look and feel of how customers, employees and suppliers work with and connect to us; (2) a robust supply chain operating system including order, inventory optimization, transportation, warehouse and supply chain event management for use across the organization; and (3) a common data repository for analysis and reporting to provide advanced metrics to management and our customers. We expect to finish the delivery of the Tech-Logis(TM) platform in 2004 and to provide subsequent upgrades and new service areas over time.

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

        Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel, entertainment products, and household goods. For the year ended December 31, 2003, our largest customer, Best Buy Co., Inc., accounted for approximately 24% of our revenue, down from 33% in 2002. Approximately 22% of our 2003 revenue was derived from our next five largest customers, none of which accounted for 10% or more of our 2003 revenue. As our current companies continue to diversify, and as we continue our acquisition strategy, our exposure to customer and industry concentrations should be significantly reduced.

        We have begun to place an increased emphasis on the development of a global brand platform. Over the course of 2003, we began operating all of our businesses under the single global brand "Stonepath Logistics," which we believe will help us reach our organic expansion goals.

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

        After having evaluated a number of different industries, during the second quarter of 2001 we focused our acquisition efforts specifically on the transportation and logistics industry as it:

        o demonstrated significant growth characteristics as an increasing number of businesses outsource their supply-chain management in order to achieve cost-effective logistics solutions;
        o is positioned for further consolidation as many sectors of the industry remain fragmented; and
        o is capable of achieving enhanced efficiencies through the adoption of e-commerce and other technologies.

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

SEGMENT INFORMATION

        For additional information about our business segments, see the business segment information presented in Note 16 to the consolidated financial statements.

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

        o OUR AMENDED CREDIT FACILITY PROHIBITS FURTHER ACQUISITIONS AND LIMITS EARN-OUT PAYMENTS.

        The terms of our credit facility were amended on November 17, 2004 to preclude further acquisitions. The amendment also, among other things, precludes distribution of future earn-out payments unless the undrawn availability under the credit facility averages $2.5 million for the 60 days preceding the payment and will be at least $2.5 million after giving effect to the payment. This amendment prevents the Company from pursuing its acquisition strategy until the credit facility is replaced. It also creates the possibility that earn-out payments cannot be made when due.

        o OUR AMENDED CREDIT FACILITY REQUIRES REPAYMENT ON ITS EXPIRATION DATE OF JANUARY 31, 2006.

        The term of our amended credit agreement was reduced from May 15, 2007 to January 31, 2006. There is an absolute need to replace this facility on or before the expiration date to resume the Company's acquisition strategy to grow through acquisitions and to provide sufficient liquidity to continue to finance existing and future working capital needs. Although we believe the Company will generate free cash flow in 2005, it will be insufficient in amount to repay this facility and finance working capital needs of the Company at the facility's expiration date. There can be no assurance that the Company can replace this facility with a new facility containing terms with which the Company can comply.

        o DUE TO OUR ACQUISITION STRATEGY, OUR EARNINGS WILL BE ADVERSELY AFFECTED BY NON-CASH CHARGES RELATING TO THE AMORTIZATION OF INTANGIBLES.

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

        o THE SCARCITY OF, AND COMPETITION FOR, ACQUISITION OPPORTUNITIES MAKES IT MORE DIFFICULT TO COMPLETE ACQUISITIONS.

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

        o THE ISSUANCE OF ADDITIONAL SECURITIES MAY CAUSE ADDITIONAL DILUTION TO THE INTERESTS OF OUR EXISTING SHAREHOLDERS.

        The additional financing required to fund our acquisition strategy may require us to issue additional shares of common stock or common stock equivalents to generate the required financing. For example, we issued 6,024,908 shares of our common stock in a private placement transaction that closed in October 2003. We could offer additional shares in private placements transactions or public offerings. We recently filed a "shelf" registration statement with the SEC that will enable us to publicly sell $50.0 million of securities in the near term. Any issuances of securities in the future will further increase the number of shares outstanding and further dilute the interests of our existing shareholders. We may issue more shares of common stock for this purpose without prior notice to our shareholders.

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

        We are currently authorized to issue 100,000,000 shares of common stock. As of March 1, 2004, we had 39,004,242 outstanding shares of common stock. We may in the future issue up to 16,221,867 additional shares of our common stock upon conversion or exercise of existing outstanding convertible securities, options and warrants in accordance with the following schedule:

                                        Number of Shares       Proceeds
                                        ----------------   ---------------
Shares issuable upon conversion of the
 Series D preferred stock                      3,093,970   $             -
Options outstanding under our stock
 option plan                                  10,313,634        15,522,126
Non-plan options                               1,326,700         2,774,250
Warrants                                       1,487,563         1,547,573
                                        ----------------   ---------------
Total                                         16,221,867   $    19,843,949
                                        ================   ===============

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

        o WE RELY ON A SMALL NUMBER OF KEY CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD HAVE A NEGATIVE EFFECT ON OUR RESULTS OF OPERATIONS.

        Even though our customer base is diversifying as we grow through acquisitions, it remains highly concentrated. For the year ended December 31, 2003 our largest customer, Best Buy Co., Inc., a national retail chain, accounted for approximately 24% of our total revenue. Our next five largest customers accounted for approximately 22% of our total revenue, with none of these customers accounting for 10% or more of our total revenue. We believe the risk posed by this concentration is mitigated by our longstanding and continuing relationships with these customers and we are confident that these relationships will remain ongoing for the foreseeable future. We intend to continue to provide superior service to all of our customers and have no expectation that revenue from any of these customers will be reduced as a result of any factors within our control. However, adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in shipment volume. Either of these events could negatively impact us. Our immediate plans, however, are to reduce our dependence on any particular customer or customers by increasing our sales and customer base by, among other things, diversifying our service offerings and continuing with our growth strategy.

        o THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR OPERATIONS AND ABILITY TO GROW OUTSIDE OF THE UNITED STATES.

        A significant portion of our revenue is derived from our international operations and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations as well as expanding into the transportation of goods wholly outside of the United States. The following factors could adversely affect our current international operations as well as the growth of those operations:

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

        o differing technology standards in other countries present difficulties and incremental expense in integrating our services across international markets;

        o complex foreign laws and treaties can adversely affect our ability to compete; and

        o our ability to repatriate funds may be limited by tax ramifications and foreign exchange controls.

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

        o WE DEPEND ON THE CONTINUED SERVICE OF CERTAIN EXECUTIVE OFFICERS. WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN THESE PERSONS.

        For the foreseeable future, our success will depend largely on the continued services of Dennis L. Pelino, our Chairman, as well as Jason Totah (our Chief Executive Officer, effective October 20, 2004), because of their collective industry knowledge, marketing skills and relationships with major vendors and customers. We have employment agreements with each of these individuals which contain a non-competition covenant which survives their actual term of employment. Nevertheless, should either of these individuals leave the Company, it could have a material adverse effect on our future results of operations. Effective July 15, 2004, Gary Koch resigned. Mr. Koch previously headed our domestic service organization, which now reports to Mr. Totah.

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

        o OUR CASH FLOW WILL BE ADVERSELY AFFECTED IN THE FUTURE ONCE WE MAKE USE OF OUR CONSOLIDATED NET OPERATING LOSS CARRYFORWARD AVAILABLE TO OFFSET FUTURE EARNINGS.

         Due to losses we incurred in our former business model, we have accumulated a net operating loss carryforward for federal income tax purposes. As of December 31, 2003, approximately $24.9 million of these losses were available to offset our taxable income until the losses are fully utilized. Once these available losses have been utilized, our cash flows will be affected accordingly. We do not anticipate paying federal income taxes in the near future as we expect that our existing net operating loss carryforward should be sufficient to offset any taxable income that is generated.

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

        In January 2004, we restated our consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002 as the result of an error discovered in the legacy accounting processes of Stonepath Logistics International Services, Inc. (f/k/a Global Transportation Systems, Inc.) and Global Container Line, Inc., its wholly owned subsidiary. We determined that a process error existed which resulted in the failure to eliminate certain intercompany transactions in consolidation. This process error had been embedded within the legacy accounting processes of Global Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002. This error caused an overstatement of total revenue and a corresponding overstatement of the cost of transportation, with no resulting impact on net revenue, EBITDA or net income.

        On September 21, 2004, the Company announced in a filing with the Securities and Exchange Commission on Form 8-K that its consolidated financial statements for 2003 and the first and second quarters of 2004 should not be relied upon. Since that filing, the Company has analyzed its costs of purchased transportation and certain revenue transactions. The results of this analysis led the Company to restate its consolidated financial statements with respect to those items as well as consequential effects on income taxes and earn-out payments for the years ended December 31, 2003, 2002 and 2001. These errors resulted in an overstatement of revenues by $0.2 million in 2003, an understatement in purchased transportation costs by $4.4 million in 2003, $1.6 million in 2002, and $0.3 million in 2001 and an understatement of income tax expense of $2.0 million in 2003, $0.3 million in 2002 and $0.1 million in 2001. These restatements also reduced goodwill by $4.3 million at December 31, 2003 and $1.3 million at December 31, 2002. Net income was reduced by $7.9 million, including a reserve of $1.3 million related to excess earn-out payments in 2003, $1.9 million in 2002 and $0.3 million in 2001.

        We believe that the presence of the error in the second preceding paragraph, in and of itself, constitutes a reportable condition while the error in the first preceding paragraph constitutes a material weakness as defined under standards established by the American Institute of Certified Public Accountants. A reportable condition is a significant deficiency in the design or operation of internal controls, which could adversely affect an organization's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. A material weakness in internal accounting control is a condition in which the specific control procedures or the degree of compliance with them do not reduce to relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned tasks. To specifically respond to these matters, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, we have commenced an overall review of our internal controls over financial reporting. As part of the assessment of our internal controls over financial reporting, we are focusing on our recent growth in terms of both size and complexity, coupled with the fact that our finance and accounting functions are largely decentralized. Although this review is not yet completed, we have initiated immediate changes in the processes to correct the errors that occurred and to reduce the likelihood that similar errors could occur in the future.

        While we believe we have a plan that, when completed, will eliminate the reportable condition and material weakness described above, we may experience delays, disruptions and unanticipated expenses in completing that plan and in otherwise implementing, integrating and operating our consolidated management information and financial reporting systems. Failure to enhance these systems could delay our receipt of management and financial information at the consolidated level which could disrupt our operations or impair our ability to monitor our operations and have a negative effect on our financial condition.

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

        o WE MAY BE REQUIRED TO INCUR MATERIAL EXPENSES IN DEFENDING OR RESOLVING OUTSTANDING LAWSUITS WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.


        We are a defendant in a number of legal proceedings, including those we have identified as material in our periodic SEC filings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, we could incur material expenses in the defense and resolution of these matters. Since we have not established any reserves in connection with these claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded.


        o WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE OUR PROSPECTS.

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

ITEM 3.  LEGAL PROCEEDINGS

        The Company has been named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these actions are officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The plaintiffs seek to represent a class of purchasers of the Company's shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon the allegation that certain public statements made during the period from May 7, 2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Court's order consolidating the eight lawsuits envisions that the plaintiffs will file a consolidated amended complaint, which has not yet occurred. The Company and the individual defendants believe that the plaintiffs' claims are without merit and intend to vigorously defend against them.

        The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O'Connor-Abrams, and Frank Palma, officer Thomas
L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims are based upon the allegation that the defendants knew or should have known that the Company's public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from May 7, 2003 through August 9, 2004, were materially misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, attorneys' fees and costs, and further relief as may be determined by the Court. The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

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

                                          HIGH        LOW
                                        --------    --------
        Year ended December 31, 2003
            First quarter               $   1.84    $   1.40
            Second quarter                  2.79        1.75
            Third quarter                   3.14        2.00
            Fourth quarter                  2.99        2.26

        Year ended December 31, 2002
            First quarter                   2.15        1.20
            Second quarter                  2.95        1.10
            Third quarter                   1.70        0.95
            Fourth quarter                  1.74        1.01

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information, as of December 31, 2003, with respect to the Company's stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company's stock option plan.

                                                   (a)                      (b)                        (c)
                                         -----------------------    --------------------     -----------------------
                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                         NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE         EQUITY COMPENSATION
                                         BE ISSUED UPON EXERCISE      EXERCISE PRICE OF          PLAN (EXCLUDING
                                         OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
          PLAN CATEGORY                    WARRANTS AND RIGHTS       WARRANTS AND RIGHTS           COLUMN (a))
--------------------------------------   -----------------------    --------------------     -----------------------
Equity compensation plans approved
 by security holders                                   8,769,434    $               1.27                   3,688,067(1)
Equity compensation plans not approved
 by security holders                                   1,834,700    $               1.79                          --
                                         -----------------------                             -----------------------
Total                                                 10,604,134    $               1.36                   3,688,067
                                         =======================                             =======================

----------
(1) Does not include options to purchase 542,499 shares of our common stock under the Company's stock option plan which have been exercised.

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

        The selected consolidated statement of operations data of the Company for each of the years in the three-year period ended December 31, 2003 and the balance sheet data of the Company as of December 31, 2003 and 2002 are derived from the Company's consolidated financial statements, as revised to reflect the restatement as more fully discussed in Note 3 to the consolidated financial statements, that have been audited by KPMG LLP and are included in this Annual Report on Form 10-K/A. The selected consolidated statement of operations data of the Company for the years ended December 31, 2000 and 1999 and the balance sheet data of the Company as of December 31, 2001, 2000 and 1999 are derived from the Company's audited consolidated financial statements (after reclassification for discontinued operations, as discussed below) which are not included in this Annual Report on Form 10-K/A.

        The selected combined statement of operations data of Air Plus for the six months ended June 30, 2001 is derived from Air Plus' combined financial statements which are unaudited and which are not included in this Annual Report on Form 10-K/A.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        STONEPATH GROUP, INC.
                                                                       YEAR ENDED DECEMBER 31,                        AIR PLUS
                                                  --------------------------------------------------------------   -------------
                                                                                                                     SIX MONTHS
                                                                                                                     ENDED JUNE
                                                   RESTATED     RESTATED     RESTATED                                 30, 2001
                                                     2003         2002         2001         2000         1999       (UNAUDITED)
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Total revenue                                     $  220,084   $  122,788   $   15,598   $       --   $       --   $      26,015
Cost of transportation                               158,106       86,085       10,009           --           --          15,679
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Net revenue                                           61,978       36,703        5,589           --           --          10,336
Operating expenses                                    60,300       35,956       10,409        7,420        2,761           9,660
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Income (loss) from operations                          1,678          747       (4,820)      (7,420)      (2,761)            676
Other income (expense)                                (1,278)         128        1,295        2,065       (2,812)            (24)
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Income (loss) from continuing operations before
 income taxes and minority interest                      400          875       (3,525)      (5,355)      (5,573)            652
Income tax expense                                       736          421           71           --           --              --
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Income (loss) from continuing operations before
 minority interest                                      (336)         454       (3,596)      (5,355)      (5,573)            652
Minority interest                                        187           --           --           --           --              --
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Income (loss) from continuing operations                (523)         454       (3,596)      (5,355)      (5,573)            652
Loss from discontinued operations                       (263)          --      (13,863)     (30,816)     (18,258)             --
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Net income (loss)                                       (786)         454      (17,459)     (36,171)     (23,831)            652
Preferred stock dividends                                 --       15,020       (4,151)     (45,751)      (6,605)             --
                                                  ----------   ----------   ----------   ----------   ----------   -------------
Net income (loss) attributable to
 common stockholders                              $     (786)  $   15,474   $  (21,610)  $  (81,922)  $  (30,436)  $         652
                                                  ==========   ==========   ==========   ==========   ==========   =============
Basic earnings (loss) per common share:
  Continuing operations                           $    (0.02)  $     0.70   $    (0.38)  $    (2.89)  $    (1.15)
  Discontinued operations                              (0.01)          --        (0.68)       (1.75)       (1.73)
                                                  ----------   ----------   ----------   ----------   ----------
                                                  $    (0.03)  $     0.70   $    (1.06)  $    (4.64)  $    (2.88)
                                                  ----------   ----------   ----------   ----------   ----------
Diluted earnings (loss) per common share (1)
  Continuing operations                           $    (0.02)  $     0.02   $    (0.38)  $    (2.89)  $    (1.15)
  Discontinued operations                              (0.01)          --        (0.68)       (1.75)       (1.73)
                                                  ----------   ----------   ----------   ----------   ----------
                                                  $    (0.03)  $     0.02   $    (1.06)  $    (4.64)  $    (2.88)
                                                  ==========   ==========   ==========   ==========   ==========
Weighted average common shares:
  Basic                                               29,626       22,155       20,510       17,658       10,558
                                                  ----------   ----------   ----------   ----------   ----------
  Diluted                                             29,626       29,233       20,510       17,658       10,558
                                                  ==========   ==========   ==========   ==========   ==========


CONSOLIDATED BALANCE SHEET DATA: (IN THOUSANDS)


                                                STONEPATH GROUP, INC.
                                                    DECEMBER 31,
                                ----------------------------------------------------
                                RESTATED   RESTATED   RESTATED
                                  2003       2002       2001       2000       1999
                                --------   --------   --------   --------   --------
Cash and cash equivalents       $  3,074   $  2,266   $ 15,228   $ 29,100   $  3,127
Working capital (deficit)         13,127      4,709     15,081     27,713     (4,213)
Total assets                      90,269     53,985     40,714     44,911     13,989
Long-term debt and redeemable
 preferred stock                   1,135         --         --         --      4,516
Stockholders' equity              56,323     33,165     32,092     43,326      1,701


----------
(1) Diluted earnings per common share for 2002 excludes the impact of the July 18, 2002 exchange transaction with the holders of the Company's Series C Preferred Stock.

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

        Although our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies, we have identified a need to restructure certain of our businesses commencing in the fourth quarter of 2004. This restructuring will involve the integration of duplicate facilities, abandonment of a major facility, rationalization of personnel and certain other actions. Further limiting our acquisitions strategy is the seventh amendment to our credit facility with LaSalle Business Credit, LLC (see Note 8 to the consolidated financial statements). This amendment includes, among other covenants, a prohibition on further acquisitions and conditions to the payment of contractually obligated earn-out payments. Notwithstanding these conditions in our credit facility and our immediate term focus on restructuring certain of the businesses within the United States, we remain committed to our acquisition strategy. We plan to achieve this objective by broadening our network through a combination of synergistic acquisitions (assuming we are allowed to under a replacement credit facility, if available) and the organic expansion of our existing base of operations. Once resumed, the focus of this strategy will be on acquiring businesses that have demonstrated historic levels of profitability, have a proven record of delivering high quality services, have a customer base of large and mid-sized companies and which otherwise may benefit from our long term growth strategy and status as a public company.

        Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth. The business risks associated with these factors are discussed in Item 1 of this Report under the heading "Risks Particular to our Business."

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

        Gross revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. Management believes that net revenue is also an important measure of economic performance. Net revenue includes transportation revenue and our fee-based activities, after giving effect to the cost of purchased transportation. In addition, management believes measuring operating costs as a function of net revenue provides a useful metric as our ability to control costs as a function of net revenue directly impacts operating earnings. With respect to our services other than freight transportation, net revenue is identical to gross revenue as the principal costs for these services are payroll and facility costs.

        Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. Accordingly, our results of operations only reflect the operations of: Air Plus for periods subsequent to October 5, 2001; SLIS (formerly known as Global) for periods subsequent to April 4, 2002; United American for periods subsequent to May 30, 2002; TSI for periods subsequent to October 1, 2002; TRWL for periods subsequent to January 31, 2003; Regroup for periods subsequent to June 20, 2003; and CSI for periods subsequent to July 16, 2003. Starting in the second half of 2003, we began a program to establish an offshore network of owned offices with an initial focus in Asia commencing with the acquisition of G-Link's Singapore and Cambodia operations on August 8, 2003. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our calendar year results will include results from offshore operations for the period December 1 though November 30. As a result, our 2003 results include the financial results for the G-Link Cambodia and Singapore operations for the period August 8, 2003 through November 30, 2003. We also closed a number of small transactions in December of 2003, the earnings impact of which will not be reflected in our results until 2004.

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

        A significant portion of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States. A list of the factors that could adversely affect our current international operations has been included in Item 1 of this Annual Report on Form 10-K/A, under the heading "Risks Particular to our Business."

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

CRITICAL ACCOUNTING POLICIES

        Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by us and are based upon our current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments. While there are a number of accounting policies, methods and estimates that affect our consolidated financial statements as described in Note 2 to the consolidated financial statements, areas that are particularly significant include revenue recognition, costs of purchased transportation, accounting for stock options, the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred income tax assets.

        The Company derives its revenue from three principal sources: freight forwarding, customs brokerage, and warehousing and other value added services. As a freight forwarder, the Company is primarily a non-asset based carrier that does not own or lease any significant transportation assets. The Company generates the majority of its revenue by purchasing transportation services from direct (asset-based) carriers and using those services to provide to its customers transportation of property for compensation. The Company is able to negotiate favorable buy rates from the direct carriers by consolidating shipments from multiple customers and concentrating its buying power, while at the same time offering lower sell rates than most customers would otherwise be able to negotiate themselves. When acting as an indirect carrier, the Company will enter into a written agreement with its customers or issue a tariff and a house bill of lading to customers as the contract of carriage. When the freight is physically tendered to a direct carrier, the Company receives a separate contract of carriage, or master bill of lading. In order to claim for any loss associated with the freight, the customer is first obligated to pay the freight charges. Based on the terms in the contract of carriage, revenue related to shipments where the Company issues a house bill of lading is recognized when the freight is delivered to the direct carrier at origin. Costs related to the shipment are also recognized at this same time. Most transportation costs are estimated at the time of shipment and such estimates are updated for differences between estimated and actual amounts at the time invoices are processed for payment. Our revised processes for domestic purchased transportation costs require the assessment of the adequacy of the recorded estimates. All other revenue, including revenue for customs brokerage and warehousing and other value added services, is recognized upon completion of the service.


        In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Two alternative methods for accounting for stock options are available
- the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized for options issued at an exercise price equal to or greater than the quoted market price on the date of grant to employees, officers and directors. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and volatility. If the fair value method were used, both basic and diluted loss per share would have increased by $0.07 in 2003.

        As discussed in Note 2 to the consolidated financial statements, the goodwill arising from our acquisitions is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The impairment test requires several estimates including future cash flows, growth rates and the selection of a discount rate. In addition, the acquired intangibles arising from those transactions are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets to be held and used (including our identifiable intangible assets) is measured by comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. In developing our future cash flow estimates, we incorporate assumptions that marketplace participants would use in their estimates, including, among other things, that (i) existing operations are evaluated on a stand-alone basis and, as such, achieve no revenue or cost synergies, (ii) no further acquisitions are made, (iii) formerly acquired companies achieve their earnings targets and their earn-outs are fully paid,
(iv) future earnings are fully taxed and (v) no additional equity is raised. We cannot guarantee that our assets will not be impaired in future periods.

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

        Our discontinued operations, which focused on the development of early-stage technology businesses, generated significant net operating loss carryforwards (NOLs) which could have value in the future. After giving effect for certain annual limitations based on changes in ownership as defined in
Section 382 of the Internal Revenue Code, we estimate that approximately $24.9 million in NOLs may be available to offset future federal taxable income. Under SFAS No. 109, Accounting for Income Taxes, we are required to provide a valuation allowance to offset deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003, the valuation allowance was $16.0 million. Given our historical losses and our limited track record to date, we maintained a full valuation allowance against our deferred tax assets as of December 31, 2003. We had deferred tax liabilities of $1.0 million at December 31, 2003 and approximately $0.5 million at December 31, 2002, primarily related to the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. We do not anticipate paying federal income taxes in the near future as we expect that our existing NOLs will be sufficient to offset current taxable income, if any. However, additional sales of our securities could have the effect of significantly limiting our ability to utilize our existing NOLs in the future.

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

RESULTS OF OPERATIONS

        Year ended December 31, 2003 compared to year ended December 31, 2002

        The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

                                                               CHANGE
                               RESTATED     RESTATED    --------------------
                                 2003         2002        AMOUNT     PERCENT
                              ----------   ----------   ----------   -------
Total revenue                 $  220,084   $  122,788   $   97,296      79.2%
                              ==========   ==========   ==========
Transportation revenue        $  203,187   $  113,510   $   89,677      79.0
Cost of transportation           158,106       86,085       72,021      83.7
                              ----------   ----------   ----------
Net transportation revenue        45,081       27,425       17,656      64.4
  Net transportation margin         22.2%        24.2%
Customs brokerage                 10,027        6,290        3,737      59.4
Warehousing and other
 value added services              6,870        2,988        3,882     129.9
                              ----------   ----------   ----------
  Net revenue                 $   61,978   $   36,703   $   25,275      68.9
                              ==========   ==========   ==========
  Net revenue margin                28.2%       29.9%
                              ==========   ==========

        Total revenue was $220.1 million for the year ended December 31, 2003, an increase of $97.3 million or 79.2% over total revenue of $122.8 million for the comparable period in 2002. $17.1 million or 17.6% of the increase in total revenue was attributable to the operations of the businesses we acquired in 2003; $24.3 million or 25.0% was due to an increase in Air Plus' revenue ("same store growth"); and the remaining $55.9 million or 57.4% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong.

        Net transportation revenue was $45.1 million for the year ended December 31, 2003, an increase of $17.7 million or 64.4% over net transportation revenue of $27.4 million for the comparable period in 2002. $3.8 million or 21.5% of the increase in net transportation revenue was attributable to the operations of the businesses we acquired in 2003; $5.1 million or 28.8% was due to same store growth; and the remaining $8.8 million or 49.7% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong.

        Net transportation margin decreased to 22.2% for the year ended December 31, 2003 from 24.2% for the comparable period in 2002. This decrease in net transportation margin is primarily the result of the addition in the second quarter of 2002 of our International Services platform, which traditionally has lower margins, and its expansion through our 2003 acquisitions of CSI and G-Link Singapore and Cambodia. Net transportation margin for the International Services platform, while still reducing the consolidated net transportation margin, did increase to 14.9% for the year ended December 31, 2003 from 13.9% for the comparable period in 2002 driven primarily by increased capacity purchasing power at our emerging Hong Kong facility. Net transportation margin for the Domestic Services platform decreased to 26.9% for the year ended December 31, 2003 from 29.2% for the comparable period in 2002 driven primarily by one low margin piece of business that the Company ultimately exited in 2004.

        Customs brokerage and other value added services revenue was $16.9 million for the year ended December 31, 2003, an increase of $7.6 million over customs brokerage and other value added services revenue of $9.3 million in the comparable period of 2002. $3.1 million or 40.8% of the increase was attributable to same store growth; $0.3 million or 3.9% of the increase was attributable to operations of the businesses we acquired in 2003; and the remaining $4.2 million or 55.3% of the increase was attributable to operations acquired or launched as new operations over the course of 2002, which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong.

        Net revenue was $62.0 million for the year ended December 31, 2003, an increase of $25.3 million or 68.9% over net revenue of $36.7 million for the comparable period in 2002. $4.1 million or 16.2% of the increase in net revenue was attributable to the operations of the businesses we acquired in 2003; $8.3 million or 32.8% was due to same store growth; and the remaining $12.9 million or 51.0% of the increase was attributable to an incremental quarter of SLIS and United American results and an incremental three quarters of Hong Kong results in 2003 over 2002.

        Net revenue margin decreased to 28.2% for 2003 compared to 29.9% for 2002. This decrease in net revenue margin is primarily the result of the addition in the second quarter of 2002 of our International Services platform, which traditionally has lower margins, and its expansion through our 2003 acquisitions of CSI and G-Link Singapore and Cambodia. Net revenue margin for the International Services platform decreased to 25.8% for the year ended December 31, 2003 from 27.5% for the comparable period in 2002. Net revenue margin for the Domestic Services platform decreased to 29.8% for the year ended December 31, 2003 from 31.2% for the comparable period in 2002 driven primarily by one low margin piece of business that the Company ultimately exited in 2004.

        The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):


                                               RESTATED               RESTATED
                                                 2003                   2002                  CHANGE
                                         --------------------   --------------------   --------------------
                                           AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                         ----------   -------   ----------   -------   ----------   -------
Net revenue                              $   61,978     100.0%  $   36,703     100.0%  $   25,275      68.9%
                                         ----------   -------   ----------   -------   ----------
Personnel costs                              31,888      51.5       19,089      52.0       12,799      67.0
Other selling, general and
 administrative costs                        24,583      39.7       14,680      40.0        9,903      67.5
Depreciation and amortization                 2,660       4.3        2,187       6.0          473      21.6
Litigation settlement and nonrecurring
 costs                                        1,169       1.8           --        --        1,169        NM
                                         ----------   -------   ----------   -------   ----------
Total operating costs                        60,300      97.3       35,956      98.0       24,344      67.7
                                         ----------   -------   ----------   -------   ----------
Income from operations                        1,678       2.7          747       2.0          931     124.6
Provisions for excess earn-out
 payments                                    (1,270)     (2.1)          --        --       (1,270)       NM
Interest income                                  49       0.1           91       0.3          (42)    (46.2)
Interest expense                               (142)     (0.2)          --        --         (142)       NM
Other income (expense), net                      85       0.1           37       0.1           48     129.7
                                         ----------   -------   ----------   -------   ----------
Income from continuing operations
 before income taxes and minority
 interest                                       400       0.6          875       2.4         (475)    (54.3)
Income tax expense                              736       1.2          421       1.2          315      74.8
                                         ----------   -------   ----------   -------   ----------
Income (loss) from continuing operations
 before minority interest                      (336)     (0.6)         454       1.2         (790)       NM
Minority interest                               187       0.3           --        --          187        NM
                                         ----------   -------   ----------   -------   ----------
Income (loss) from continuing operations       (523)     (0.9)         454       1.2         (977)       NM
Loss from discontinued operations              (263)     (0.4)          --        --         (263)       NM
                                         ----------   -------   ----------   -------   ----------
Net income (loss)                              (786)     (1.3)         454       1.2       (1,240)       NM
Preferred stock dividends                        --        --       15,020      40.9      (15,020)   (100.0)
                                         ----------   -------   ----------   -------   ----------
Net income (loss) attributable to common
 stockholders                            $     (786)     (1.3)% $   15,474      42.1%  $  (16,260)       NM
                                         ==========   =======   ==========   =======   ==========

        Personnel costs were $31.9 million for the year ended December 31, 2003, an increase of $12.8 million or 67.0% over personnel costs of $19.1 million for the comparable period in 2002. $1.4 million or 10.9% of the increase in personnel costs was attributable to the operations of the businesses we acquired in 2003; $4.2 million or 32.8% was due to same store growth; and $7.2 million or 56.3% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong. Personnel costs as a percentage of net revenue decreased to 51.5% from 52.0% year over year.

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

        Other selling, general and administrative costs were $24.6 million for the year ended December 31, 2003, an increase of $9.9 million or 67.5% over other selling, general and administrative costs of $14.7 million for the comparable period in 2002. $1.7 million or 17.2% of the increase was attributable to the operations of the businesses we acquired in 2003; $5.3 million or 53.5% was due to same store growth; and $2.9 million or 29.3% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the SLIS and United American acquisitions as well as the newly opened office in Hong Kong. As a percentage of net revenue, other selling general and administrative costs decreased to 39.7% from 40.0% year over year.

        Depreciation and amortization amounted to $2.7 million for the year ended December 31, 2003, an increase of $0.5 million or 21.6% over the comparable period in 2002 principally due to amortization of acquired intangible assets acquired in the Regroup and G-Link transactions. See Note 5 to the Company's consolidated financial statements.

        Litigation and nonrecurring costs were $1.2 million for the year ended December 31, 2003 and are comprised of $0.8 million paid to settle litigation commenced against the Company in August 2000 in a combination of $0.4 million in cash and $0.4 million in Company stock, and $0.4 million associated with the SEC review and delayed effectiveness of a registration statement filed in connection with a March 2003 private placement.

        Income from operations was $1.7 million in 2003, compared to $0.7 million for 2002.

        Provisions for excess earn-out payments represent the amount paid to former owners of acquired businesses that, as a result of the restatement of our financial performance for 2003, was in fact in excess of the amount that would have been paid out based on the restated financial results for 2003. Due to the uncertainty of collecting the excess payments, the Company has determined that the resulting receivable from the former owners should be fully reserved for. If excess amounts paid are recovered in the future, those proceeds would be reflected as other income in the Company's statement of operations.

        Interest income was nominal for the year ended December 31, 2003 compared to interest income of $0.1 million for the comparable prior year period. With year over year cash balances being reduced as a result of our acquisition program, interest income remained an insignificant component of the Company's overall financial performance for the year.

        Interest expense was $0.1 million for the year ended December 31, 2003 compared to no interest expense in the comparable prior year period driven by advances on our revolving credit facility used to fund acquisitions and working capital during 2003.


        Income from continuing operations before income taxes and minority interest was $0.4 million in 2003 compared to $0.9 million in 2002.

        As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs. The Company has approximately $24.9 million of NOLs as of December 31, 2003 to offset future federal taxable income. The Company does not anticipate paying significant federal income taxes in the near future because it expects that the NOLs will be sufficient to offset substantially all of its federal income tax liability, if any. In addition to minor state and foreign income taxes, the Company recorded deferred income taxes amounting to $0.6 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively, primarily related to amortization of goodwill for income tax purposes. This provision will increase as the goodwill related to the Company's U.S.-based operations is amortized over its tax life of fifteen years.

        Loss from continuing operations before minority interest was $0.3 million in 2003, compared to income of $0.5 million in 2002.

        Minority interest for the year ended December 31, 2003 was $0.2 million and was primarily related to the G-Link operations, acquired in August 2003, of which the Company owns a 70% interest.

        The losses from discontinued operations in 2003 reflect the costs associated with the remaining lease liability of a property used in the Company's former internet business, as well as a payment made to a consultant for services provided in 2000.

        Net loss was $0.8 million in 2003, compared to net income of $0.5 million in 2002.

        In 2002, the Company recorded a net non-cash benefit of $15.0 million associated with the restructuring of our Series C Preferred stock, after giving effect to $1.9 million in preferred stock dividends. See Note 12 to the consolidated financial statements.

        Net loss attributable to common stockholders was $0.8 million in 2003, compared to net income attributable to common stockholders of $15.5 million in 2002. Basic loss per share was $0.03 for 2003 compared to earnings per share of $0.70 for 2002. Diluted loss per share was $0.03 for 2003 compared to earnings per share of $0.02 for 2002. Diluted earnings per share for 2002 excludes the net effect of the Series C exchange transaction.

        Year ended December 31, 2002 compared to year ended December 31, 2001

        The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

                                                                CHANGE
                                RESTATED     RESTATED    --------------------
                                  2002         2001        AMOUNT     PERCENT
                               ----------   ----------   ----------   -------
Total revenue                  $  122,788   $   15,598   $  107,190     687.2%
                               ==========   ==========   ==========
Transportation revenue         $  113,510   $   15,174   $   98,336     648.1
Cost of transportation             86,085       10,009       76,076     760.1
                               ----------   ----------   ----------
Net transportation revenue         27,425        5,165       22,260     431.0
  Net transportation margin          24.2%       34.0%
Customs brokerage                   6,290           --        6,290        NM
Warehousing and other
 value added services               2,988          424        2,564     604.7
                               ----------   ----------   ----------
  Net revenue                  $   36,703   $    5,589   $   31,114     556.7
                               ==========   ==========   ==========
  Net revenue margin                 29.9%        35.8%
                               ==========   ==========

        Total revenue was $122.8 million for the year ended December 31, 2002, an increase of $107.2 million or 687.2% over total revenue of $15.6 million for the comparable period in 2001. $56.8 million or 53.0% of the increase in total revenue was attributable to the operations of the businesses we acquired in 2002; $5.6 million or 5.2% was due to an increase in Air Plus' revenue for the fourth quarter of 2002 over the comparable period in 2001 ("same store growth"); and the remaining $44.8 million or 41.8% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

        Net transportation revenue was $27.4 million for the year ended December 31, 2002, an increase of $22.3 million or 431.0% over net transportation revenue of $5.2 million for the comparable period in 2001. $8.1 million or 36.5% of the increase in net transportation revenue was attributable to acquisitions; $1.6 million or 7.2% was due to same store growth; and the remaining $12.6 million or 56.3% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

        Net transportation margin decreased to 24.2% for the year ended December 31, 2002 from 34.0% for the comparable period in 2001. This decrease in net transportation margin is primarily the result of the addition in the second quarter of 2002 of our International Services platform, which has a large ocean freight component that traditionally has lower margins. Net transportation margin for our International Services platform was 13.9% for the year ended December 31, 2002. In comparison, net transportation margin for our Domestic Services platform was 29.2% for the year ended December 31, 2002.

        Customs brokerage and other value added services revenue was $9.3 million for the year ended December 31, 2002 compared to $0.4 million for the comparable prior year period. This increase was driven primarily by the second quarter of 2002 acquisition of SLIS, which has a significant customs brokerage operation.

        Net revenue was $36.7 million for the year ended December 31, 2002, an increase of $31.1 million or 556.7% over net revenue of $5.6 million for the comparable period in 2001. $15.1 million or 48.6% of the increase in net revenue was attributable to the operations of the businesses we acquired in 2002; $1.7 million or 5.5% was due to same store growth; and the remaining $14.3 million or 45.9% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001.

        Net revenue margin decreased to 29.9% for 2002 compared to 35.8% for 2001 driven primarily by the addition of our International Services platform in the second quarter of 2002. Net revenue margin in the International Services platform was 27.5% in 2002. In comparison, net revenue margin for our Domestic Services platform was 31.2% in 2002.

        The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                  RESTATED               RESTATED
                                                    2002                   2001                  CHANGE
                                            --------------------   --------------------   --------------------
                                              AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                            ----------   -------   ----------   -------   ----------   -------
Net revenue                                 $   36,703     100.0%  $    5,589     100.0%  $   31,114     556.7%
                                            ----------   -------   ----------   -------   ----------
Personnel costs                                 19,089      52.0        5,997     107.3       13,092     218.3
Other selling, general and administrative
 costs                                          14,680      40.0        3,917      70.1       10,763     274.8
Depreciation and amortization                    2,187       6.0          495       8.8        1,692     341.8
                                            ----------   -------   ----------   -------   ----------
Total operating costs                           35,956      98.0       10,409     186.2       25,547     245.4
                                            ----------   -------   ----------   -------   ----------
Income (loss) from operations                      747       2.0       (4,820)    (86.2)       5,567        NM
Interest income                                     91       0.3        1,286      23.0       (1,195)    (92.9)
Interest expense                                    --        --           (4)     (0.1)           4     100.0
Other income (expense), net                         37       0.1           13       0.2           24     184.6
                                            ----------   -------   ----------   -------   ----------
Income (loss) from continuing operations
 before income taxes                               875       2.4       (3,525)    (63.1)       4,400        NM
Income taxes                                       421       1.2           71       1.3          350     493.0
                                            ----------   -------   ----------   -------   ----------
Income (loss) from continuing operations           454       1.2       (3,596)    (64.4)       4,050        NM
Loss from discontinued operations                   --        --      (13,863)   (248.0)      13,863     100.0
                                            ----------   -------   ----------   -------   ----------
Net income (loss)                                  454       1.2      (17,459)   (312.4)      17,913        NM
Preferred stock dividends                       15,020      40.9       (4,151)    (74.3)      19,171        NM
                                            ----------   -------   ----------   -------   ----------
Net income (loss) attributable to common
 stockholders                               $   15,474      42.1%  $  (21,610)   (386.7)% $   37,084        NM
                                            ==========   =======   ==========   =======   ==========

        Personnel costs were $19.1 million for the year ended December 31, 2002, an increase of $13.1 million or 218.3% over personnel costs of $6.0 million for the comparable period in 2001. $8.0 million or 61.1% of the increase in personnel costs was attributable to the operations of the businesses we acquired in 2002; $0.7 million or 5.3% was due to organic growth; and the remaining $4.4 million or 33.6% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001. Personnel costs as a percentage of net revenue decreased to 52.0% from 107.3% year over year.

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

        Other selling, general and administrative costs were $14.7 million for the year ended December 31, 2002, an increase of $10.8 million or 274.8% over other selling, general and administrative costs of $3.9 million for the comparable period in 2001. $3.6 million or 33.3% of the increase was attributable to the operations of the businesses we acquired in 2002; $1.1 million or 10.2% was due to organic growth; and the remaining $6.1 million or 56.5% of the increase was attributable to an incremental three quarters of Air Plus' operations in 2002 over 2001. As a percentage of net revenue, other selling general and administrative costs decreased to 40.0% from 70.1% year over year.

        Depreciation and amortization amounted to $2.2 million for the year ended December 31, 2002, an increase of $1.7 million or 341.8% over the comparable period in 2001 principally due to amortization of intangible assets acquired in the Global and United American acquisitions and a full year of amortization of the Air Plus intangible assets acquired in October 2001.

        Income from operations was $0.7 million in 2002, compared to a loss of $4.8 million for 2001.

        Other income and net interest income totaled $0.1 million in 2002, a decrease from $1.3 million in 2001. Lower cash balances in 2002 compared to 2001 resulted in lower interest income in 2002 compared to 2001.

        As a result of historical losses related to investments in early-stage technology businesses, the Company has accumulated federal NOLs which were offset by a tax valuation allowance. As a result, the Company does not anticipate paying any significant federal or state income taxes in the near future. Besides minor state and foreign income tax provisions in 2002, the Company provided approximately $0.4 million in federal and state deferred taxes which arose from the amortization of goodwill for income tax purposes. There was a provision for income taxes of $0.1 million in 2001 for deferred income taxes.

        There were no losses from discontinued operations in 2002 as compared to losses from discontinued operations of $13.9 million in 2001. These 2001 losses reflect the costs associated with our holdings in early-stage technology businesses under our previous business model, including investment losses, personnel and office costs.

        Net income was $0.5 million in 2002, compared to a net loss of $17.5 million in 2001.

        The Company recorded a net non-cash benefit of $15.0 million associated with the restructuring of our Series C Preferred stock, after giving effect to $1.9 million in preferred stock dividends, compared to preferred stock dividends of $4.2 million in 2001. See Note 12 to the consolidated financial statements.

        Net income attributable to common stockholders was $15.5 million in 2002, compared to a net loss attributable to common stockholders of $21.6 million in 2001. Basic earnings per share was $0.70 for 2002 compared to a loss of $1.06 per basic share for 2001. Diluted earnings per share for 2002 excludes the net effect of the Series C exchange transaction and was $0.02 per diluted share for 2002 compared to a loss of $1.06 per diluted share for 2001.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

        The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2003 (in thousands):

                                                LESS THAN                              MORE THAN
Contractual Obligations                          1 YEAR     1 - 3 YEARS   3 - 5 YEARS   5 YEARS       TOTAL
--------------------------------------------   ----------   -----------   ----------   ----------   ----------
Operating lease obligations                    $    5,977   $     9,015   $    4,336   $    1,151   $   20,479
Capital lease obligations                             671         1,135           --           --        1,806
Other long-term liabilities reflected on the
 Company's balance sheet under GAAP (a)             3,548            --           --           --        3,548
Letter of credit                                      160            --           --           --          160
                                               ----------   -----------   ----------   ----------   ----------
Total contractual obligations                      10,356        10,150        4,336        1,151       25,993
Contingent earn-out obligations (b) (c) (d)            --        22,698        9,618          909       33,225
                                               ----------   -----------   ----------   ----------   ----------
Total contractual and contingent obligations   $   10,356   $    32,848   $   13,954   $    2,060   $   59,218
                                               ==========   ===========   ==========   ==========   ==========

(a) Consists of earn-out payments that are due in 2004 to the former owners of certain of our existing subsidiaries.

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

(d) During the 2003-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

FINANCIAL OUTLOOK

        Based upon our operating results through the first nine months of 2004, we believe that gross revenues will be approximately $340 million in 2004 and $375 million in 2005. Due to a number of factors, including the restated financial performance of our Domestic Services operations, the Company's intent to restructure its operations to realize synergies as part of the Company's overall acquisition strategy and future efforts to realize efficiencies from a newly developed operating system, we are not able to provide guidance at this time about expected future performance beyond gross revenues.

        The restructuring initiative will include the rationalization of facilities and personnel within the U.S. Some of these initiatives have been defined but much remains to be defined and implemented. This initiative will result in a material charge which will negatively impact the Company's financial results in the fourth quarter of 2004. We will provide guidance in the future, but only after our plan is fully implemented and the newly streamlined operations have been functioning for a reasonable period of time. This moratorium on financial performance guidance will be in effect for 2005 and perhaps beyond next year. All previously issued financial guidance did not reflect the impact of the restatement or restructuring discussed above, nor was management aware of the issues giving rise to the restatement at the time that the previously issued guidance was provided. For these reasons, previously issued guidance relative to operating results for 2004 and 2005 is hereby withdrawn.

SOURCES OF GROWTH

        Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the financial contributions from operations that have been included in the Company's operating results for the full comparable prior year period. The table below presents "same store" comparisons for the year ended December 31, 2003 (which is the measure of any increase from the same period of 2002).

                                            FOR THE YEAR ENDED
                                            DECEMBER 31, 2003
                                            ------------------
               Domestic                                   36.9%
               International                               N/A

LIQUIDITY AND CAPITAL RESOURCES


        Cash and cash equivalents totaled $3.1 million and $2.3 million as of December 31, 2003 and 2002. Working capital totaled $13.1 million and $4.7 million at December 31, 2003 and 2002.


        Cash used in operating activities was $4.0 million for 2003 compared to $0.6 million used in 2002, which included an increase of $8.4 million in working capital.

        Net cash used in investing activities was $15.9 million in 2003 compared to $12.5 million in 2002. Investing activities were driven principally by the acquisition of new businesses. We deployed $9.4 million for the acquisition of new businesses in 2003 compared to $10.5 million in 2002 and $3.2 million in support of our web-based operating platform, Tech-Logis(TM), in 2003 compared to $0.2 million in 2002. In addition, we funded $2.2 million in earn-out payments in 2003.

        Cash from financing activities generated $20.7 million in 2003 compared to cash provided by financing activities of $0.2 million in 2002, with the majority of the increase due to the Company's two private placements of equity.


        We paid $6.6 million in cash for earn-outs on or around April 1, 2004 based on the 2003 performance of certain of our acquired companies relative to their respective pre-tax earnings targets that we believed to be accurate at the time of the payments. Based on restated financial results for the year ended December 31, 2003, we have determined that amounts were paid in excess of amounts due by approximately $3.1 million. These excess earn-out payments will be taken as a charge against earnings in the first quarter of 2004. We will attempt to recover the excess amounts paid from the former owners of the acquired businesses. Any amounts we recover will result in the recognition of non-operating income in the period recovered.


        On July 18, 2002 we completed a private exchange transaction that eliminated approximately $44.6 million of our Series C preferred stock. The terms of the Series C preferred stock would have significantly constrained our future growth opportunities. In return for eliminating the Series C preferred stock, we issued 1,911,071 shares of common stock, warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 per share for a term of three (3) years, and a new class of Series D preferred stock that would convert into 3,607,420 shares of our common stock no later than December 31, 2004. The terms of the Series D preferred stock were structured to make it much like a common equity equivalent in that (1) it receives no dividend, (2) it is subordinated to new rounds of equity, and (3) it held a limited liquidation preference which expired at the end of 2003. In addition, the holders of the Series D preferred stock were restricted from selling the common stock received upon conversion of the Series D preferred stock until July 19, 2003 and are now permitted limited resale based on trading volume through July 19, 2004. At March 1, 2004 there were 309,397 shares of the Series D preferred stock outstanding.

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

        We may receive proceeds in the future from the exercise of warrants and options outstanding as of March 1, 2004 in accordance with the following schedule:

                                                    NUMBER OF
                                                     SHARES        PROCEEDS
                                                  ------------   ------------
Options outstanding under our stock option plan     10,313,634   $ 15,522,126
Non-plan options                                     1,326,700      2,774,250
Warrants                                             1,487,563      1,547,573
                                                  ------------   ------------
Total                                               13,127,897   $ 19,843,949
                                                  ============   ============

        We believe that our current working capital, our anticipated cash flow from operations and our existing credit facility are adequate to support our existing operations. However, we will need to replace our existing credit facility and obtain additional financing to pursue our acquisition strategy. We intend to finance these acquisitions primarily through the use of cash, funds from a new debt facility, if available, and shares of our common stock or other securities. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

        To provide for near-term liquidity, we maintain a revolving credit facility (the "U.S. Facility") with LaSalle Business Credit, LLC that is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The U.S. Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The U.S. Facility requires the Company and its U.S. subsidiaries to comply with certain financial covenants. Advances under the U.S. Facility are available to fund future working capital and other corporate purposes. Effective November 17, 2004, we amended the U.S. Facility. The amendment provides for, among other things, (a) a change in the term of the facility from the existing expiration date of May 15, 2007 to January 31, 2006, (b) a prohibition on further acquisitions by the Company, (c) a change in the interest rate from LIBOR plus 200 basis points to prime rate plus 200 basis points, (d) a reduction in the facility borrowing limit from $25.0 million to $22.5 million, (e) increases in various fee, (f) a prohibition on loans to, or investments in the Company's foreign subsidiaries, (g) EBITDA targets on a cumulative quarterly basis for the Company and certain subsidiaries and (h) conditions to the ability of the Company to make earn-out payments with respect to its acquired U.S. based operations. As of January 31, 2005, we had advances of $13.9 million and we had eligible accounts receivable sufficient to support $17.4 million in borrowings from our U.S. Facility. This U.S. Facility also included a $5.0 million bridge loan facility available to the Company at the rate of prime plus 2.0%. The Company borrowed the full $5.0 million available for the bridge loan facility on August 24, 2004 and subsequently repaid the bridge loan facility in full on November 26, 2004.

        Effective October 27, 2004, Stonepath Holdings (Hong Kong) Limited ("Asia Holdings") entered into a $10.0 million term credit facility with Hong Kong League Central Credit Union (the "Asia Facility") collateralized by the accounts receivable of the Company's Hong Kong and Singapore operations and an unsecured subordinated guarantee from Stonepath Group, Inc. The Asia Facility carries a term of one year and an interest rate of 15.0% for amounts outstanding thereunder. On November 4, 2004, Asia Holdings borrowed $3.0 million under the Asia Facility.

        Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $5.0 million or more.

        On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon increased costs of purchased transportation as a result of the restatement and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 is $8.1 million compared to the previously calculated amount of $12.7 million. As a result, the Company believes that it has paid approximately $3.9 million to selling shareholders in excess of amounts that should have been paid. As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003. Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill. At December 31, 2003, the excess earn-out payments related to the 2002 results of operations have been fully reserved for because of differing interpretations, by the Company and selling shareholders, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

        On April 4, 2002, we acquired SLIS (f/k/a Global Transportation Services, Inc.), a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of Global. We agreed to pay the former Global shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if Global achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former Global shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("Global's tier-two earn-out"). Under Global's tier-two earn-out, the former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. Global would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2003 performance, the former Global shareholders received $1.0 million on April 1, 2004. On a cumulative basis, Global has generated $9.3 million in adjusted earnings, providing its former shareholders with a total of $1.8 million in cash earn-out payments and excess earnings of $5.8 million to carryforward and apply to future earnings targets.

        On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon the increased costs of purchased transportation as a result of the restatement and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 is $1.7 million compared to the previously calculated amount of $2.4 million. The Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003. Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill. At December 31, 2003, the excess earn-out payment related to the 2002 results of operations have been fully reserved for because of differing interpretations, by the Company and the selling shareholder, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payment.

        On June 20, 2003, through our indirect wholly owned subsidiary, Stonepath Logistics Government Services, we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. The Company also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earned $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003, however no payment was required based on Regroup's actual results. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target ("Regroup's tier-two earn-out"). Under Regroup's tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.

        On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments payable in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2006). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, the Company also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of Company common stock, on a post-closing basis. Based upon 2003 performance, G-Link received $0.2 million on April 1, 2004.

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


        We may be required to make significant payments in the future if the earn-out installments under our various acquisitions become due, subject to limitation under the terms of our U.S. Facility. While we believe that a significant portion of the required payments will be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity.


        The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year as if pre-tax earnings targets associated with each acquisition were achieved although the Company does not expect the Domestic Services pre-tax earnings levels to be fully achieved (in thousands)(1)(2)(3):

                              2005       2006       2007       2008       2009      TOTAL
                            --------   --------   --------   --------   --------   --------
Earn-out payments:
     Domestic               $  9,040   $  8,050   $  2,500   $  2,500   $     --   $ 22,090
     International             2,804      2,804      3,176      1,442        909     11,135
                            --------   --------   --------   --------   --------   --------
Total earn-out
Payments                    $ 11,844   $ 10,854   $  5,676   $  3,942   $    909   $ 33,225
                            ========   ========   ========   ========   ========   ========
Prior year pre-tax
 earnings targets (4)
     Domestic               $ 12,306   $ 12,306   $  3,500   $  3,500   $     --   $ 31,612
     International             6,546      6,546      7,602      2,940      1,823     25,457
                            --------   --------   --------   --------   --------   --------
Total pre-tax
 earnings targets           $ 18,852   $ 18,852   $ 11,102   $  6,440   $  1,823   $ 57,069
                            ========   ========   ========   ========   ========   ========
Earn-outs as a percentage
 of prior year pre-tax
 earnings targets:
     Domestic                   73.5%      65.4%      71.4%      71.4%        --       69.9%
     International              42.8%      42.8%      41.8%      49.1%      49.9%      43.7%
     Combined                   62.8%      57.6%      51.1%      61.2%      49.9%      58.2%

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

NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003 (and revised in December 2003), the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 did not have a material impact on the Company's consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 and footnotes related thereto are included within Item 15(a) of this Report and may be found at pages 62 through 93. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 have been restated. The restatement primarily relates to correcting the accrual for purchased transportation and the resultant income tax effects. In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatement. Schedule II - Valuation and Qualifying Accounts, may be found on page 95.

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


        In connection with the preparation of the Company's June 30, 2004 consolidated financial statements, the Company's management determined that Stonepath Logistics Domestic Services, Inc. ("SLDS") did not follow the Company's designed disclosure controls and procedures to report a potential weakness in the methodology used by SLDS to estimate its accrued cost of purchased transportation. Based on its initial analysis at that time, the Company recorded an immaterial increase to SLDS' cost of transportation in the second quarter of 2004. The Company's management believes that the failure of SLDS to follow the designed disclosure and control procedures in and of itself constitutes a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The Company has implemented changes in its estimating procedures and its processes for recognizing differences between actual and estimated costs to assure the proper recognition of purchased transportation costs.

        On September 20, 2004, the Company announced, after having performed some additional analysis, that it had understated its accrued purchase transportation liability and related costs of purchased transportation for previously reported periods as a result of an error discovered in the accounting processes within certain subsidiary operations of the Domestic Services segment. The Company determined that the process error did not accurately account for the differences between the estimates and the actual freight costs incurred. This allowed for an accumulation of previously unrecorded purchased transportation costs to build up (such amounts should have been reflected as purchased transportation costs). In addition, the error resulted in the Company making earn-out payments to selling shareholders in amounts greater than what otherwise would have been owed. The Company believes that the presence of this error is indicative of a material weakness in internal controls as defined under standards established by the American Institute of Certified Public Accountants.

        In the course of its review of the process error related to the under accrual of purchased transportation, the Company also identified two additional process errors related to revenue transactions within the Domestic Services segment. At its Detroit location, the Company identified a billing error in which the operating unit was invoicing one of its automotive customers at rates which had been approved by a customer representative who did not have the authority to do so. This customer billing error caused the Company to overstate its revenues. At its Minneapolis location, the Company identified an accounting error related to revenue recognition and depreciation that originated during the second quarter of 2004. Upon billing to a customer for certain capital equipment purchased in connection with the launch of a new distribution center for that customer, the unit recognized the revenue immediately rather than over the two-year life of the contract and had depreciated the capital equipment over its useful life rather than matching it to the life of the contract. The Company believes that the presence of the billing error and the accounting error each constitute a reportable condition as defined under standards established by the American Institute of Certified Public Accountants.

        In response to the reportable conditions and material weakness in the preceding two paragraphs, the Company is taking the following actions. With regards to the purchased transportation accrual issue, the Company has altered its methods to recognize the difference between actual costs of transportation and estimates for such costs on a timely basis. With respect to the revenue recognition errors, management of the units in question have been advised as to the proper treatment of similar transactions in the future.

        The Company has restated its consolidated financial statements for 2003, 2002 and 2001 to correct the processing errors related to its purchased transportation accrual, the customer billings issue, and to reflect the related income tax effects. In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatement.

        A material weakness in internal accounting control is a condition in which the specific control procedures or the degree of compliance with them do not reduce to relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned tasks. The Company has implemented changes in procedures for the reporting of purchased transportation and believes that these changes will assure the proper recognitions of these costs. A reportable condition is a significant deficiency in the design or operation of internal controls, which could adversely affect an organization's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. To specifically respond to this matter, and in general to meet our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, the Company commenced an overall review of its internal controls over financial reporting. As part of the assessment of its internal controls over financial reporting, the Company is focusing on its recent growth in terms of both size and complexity, coupled with the fact that its finance and accounting functions are largely decentralized. Although this review is not yet completed, the Company has initiated immediate changes in processes at each of these locations to correct the errors that occurred and to reduce the likelihood that similar errors could occur in the future. In addition, the Company has changed its organizational structure to require the senior financial representatives within the Domestic Services and International Services platforms to report directly to the Company's Chief Financial Officer.

        As of the date of this Report, the Company believes it has a plan that, when completed, will eliminate the reportable conditions and material weakness described above.

Disclosure Controls and Procedures


        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures in connection with the filing of its initial Annual Report on Form 10-K based upon the information available at that time and concluded that the Company's disclosure controls and procedures were effective. Subsequent to that evaluation, the Company discovered the reportable conditions and material weaknesses described above (other than the reportable condition described in the first paragraph of this Item 9A which was discovered prior to December 31, 2003) and has taken the remedial actions described above. In connection with the preparation of this Form 10-K/A, the Company has carried out an additional evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, taking into account the reportable conditions and material weaknesses described above, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. However, the Company believes that as a result of the remedial measures implemented by the Company, the Company's disclosure controls and procedures are now effective.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        Other than as described above, there have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers as of March 1, 2004 were as follows:

NAME                               AGE   POSITION
----                               ---   --------
Dennis L. Pelino                    56   Chairman of the Board of Directors and Chief Executive Officer
Gary A. Koch                        45   Chief Executive Officer of Stonepath Logistics Domestic Services, Inc.
Jason F. Totah                      44   Chief Executive Officer of Stonepath Logistics International Services, Inc.
Bohn H. Crain                       40   Chief Financial Officer and Treasurer
Stephen M. Cohen                    47   Senior Vice President, General Counsel and Secretary
Thomas L. Scully                    54   Vice President and Controller/Principal Accounting Officer
J. Douglass Coates                  61   Director
John H. Springer (2)                47   Director
David R. Jones (1)(2)               55   Director
Aloysius T. Lawn, IV (1)(2)         45   Director
Robert McCord (1)                   45   Director

----------
(1) Member of Audit Committee
(2) Member of Compensation Committee

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

        Gary A. Koch serves as the Chief Executive Officer of Air Plus and Stonepath Logistics Domestic Services, Inc. Mr. Koch co-founded Air Plus in May 1990. In ten years, he built Air Plus into a transportation logistics company serving a customer base of manufacturing distributors and national retail chains with close to $60.0 million in annual revenue, over 200 employees and 16 offices in North American cities. Mr. Koch has over twenty years of logistics experience in the U.S. and Canadian markets with expertise in traditional air freight and distribution logistics. Mr. Koch received a B.S. in Marketing from Purdue University.

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

        John H. Springer has served as a member of our Board of Directors since May 2003. Mr. Springer has extensive global supply chain management and logistics experience, having held both domestic U.S. and international logistics positions at IBM Corporation, Union Pacific Corporation's third party logistics unit, and at Dell Computer from 1995 to 2002. Mr. Springer joined Nike Inc. in 2002 and is its Director of Global Operations - Nike Golf. Mr. Springer has been active in the Council of Logistics Management throughout his career, including holding the position of President for the Central Texas region. He earned his B.S. at Syracuse University in Transportation & Distribution Management, and his MBA from St. Edwards University in Austin, Texas.

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

CODE OF ETHICS

        Our Board of Directors has adopted a Code of Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K/A. We intend to provide any disclosures which are required by the rules of the Securities and Exchange Commission, or which we otherwise determine to be appropriate, with respect to amendments of, and waivers from our Code of Ethics by posting such disclosures on our Internet website, www.stonepath.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

        Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during 2003 all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2003 to or for the benefit of our Chief Executive Officer and our four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                          ANNUAL COMPENSATION       COMPENSATION AWARDS
                                        -----------------------   -----------------------
                                                                  RESTRICTED
                                                                    STOCK      NUMBER OF         ALL OTHER
 NAME AND PRINCIPAL POSITION              SALARY        BONUS       AWARDS     OPTIONS(1)     COMPENSATION(2)
-----------------------------           ----------   ----------   ----------   ----------     ---------------
Dennis L. Pelino, Chairman       2003   $  360,000           --           --      700,000(3)               --
and Chief Executive Officer      2002   $  360,000           --           --    1,900,000(4)               --
                                 2001   $  158,691   $  180,000           --    1,800,000(5)               --

Stephen M. Cohen, Senior         2003   $  200,000   $   40,000           --       60,000(6)  $        62,000
Vice President, General          2002   $  200,000   $   15,000           --      100,000(7)  $        62,000
Counsel and Secretary            2001   $  227,884   $   50,000           --      750,000(8)               --

Bohn H. Crain, Chief Financial   2003   $  200,000           --           --      325,000(9)               --
Officer and Treasurer            2002   $  200,000   $   37,500           --      350,000(10) $        44,000

Gary A. Koch, Chief Executive    2003   $  270,509           --           --           --                  --
Officer of
Stonepath Logistics Domestic     2002   $  264,497           --           --           --                  --
Services, Inc.                   2001   $   69,950           --           --           --                  --

Jason F. Totah, Chief            2003   $  259,436   $  150,000           --           --                  --
Executive Officer of
Stonepath Logistics              2002   $  187,500   $  131,250           --           --                  --
International Services, Inc.

----------
(1) This table does not include options that were granted to the Named Executive Officers during the first quarter of 2004, as follows: 1,034,600 to Dennis L. Pelino; 100,000 to Stephen M. Cohen; 123,300 to Bohn H. Crain; 150,000 to Gary A. Koch and 93,100 to Jason F. Totah.

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

(7) These options were granted on July 3, 2002. Twenty-five percent of the options vest on July 3, 2003 and the remainder vest pro rata over the following 36 months, with 100% acceleration of vesting following a change of control transaction.

(8) These options were granted in conjunction with an amendment to Mr. Cohen's employment agreement during April 2001. They vest pro rata over the thirty-six (36) month period of his employment through April 2004, with 100% acceleration of vesting following a change of control, or upon a termination of employment without cause. In the event of death or disability, the options which would have become vested within the next 12 months become vested.

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

        As of April 19, 2001, we entered into a three-year employment agreement with our General Counsel, Stephen M. Cohen. This was further modified effective December 27, 2001. This had the effect of amending and restating our prior employment agreement with Mr. Cohen entered into in April 2000. Pursuant to this agreement, we have agreed to employ Mr. Cohen as our General Counsel through April 19, 2004 at an annual base salary of $200,000. In addition to his annual base salary, Mr. Cohen's employment agreement provides for bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Mr. Cohen is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to his employment agreement, Mr. Cohen is entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                 % OF TOTAL                                                     ASSUMED ANNUAL RATES OF
                                   OPTIONS                                                  STOCK PRICE APPRECIATION FOR
                    NUMBER OF    GRANTED TO                 MARKET PRICE                             OPTION TERM
                     OPTIONS    EMPLOYEES IN    EXERCISE     ON DATE OF      EXPIRATION     -----------------------------
      NAME           GRANTED    FISCAL-YEAR       PRICE         GRANT           DATE             5%               10%
----------------   ----------   ------------   ----------   ------------   --------------   ------------     ------------
Dennis L. Pelino      300,000          16.79%  $     1.68   $       1.68     March 2013     $    316,963     $    803,246
                      400,000          22.38         2.00           1.68     March 2013          294,617          942,995
Stephen M. Cohen       10,000           0.56         1.81           1.81     March 2013           11,383           28,847
                       50,000           2.80         2.24           2.24   September 2013         70,436          178,499
Bohn H. Crain         200,000          11.19         1.53           1.53   February 2013         192,442          487,685
                       25,000           1.40         1.81           1.81     March 2013           28,457           72,117
                      100,000           5.60         2.24           2.24   September 2013        140,872          356,998
Gary A. Koch               --             --           --             --         --                   --               --
Jason F. Totah             --             --           --             --         --                   --               --

        The following table sets forth information concerning year-end option values for fiscal 2003 for the Named Executive Officers. The value of the options was based on the closing price of our common stock on December 31, 2003 of $2.26.

                          FISCAL YEAR END OPTION VALUES

                                                    NUMBER OF UNEXERCISED OPTIONS    VALUE OF UNEXERCISED IN-THE-MONEY
                           SHARES                        AT FISCAL YEAR END             OPTIONS AT FISCAL YEAR END
                        ACQUIRED ON      VALUE      -----------------------------   ----------------------------------
                          EXERCISE      REALIZED    EXERCISABLE     UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
                        -----------   -----------   -------------   -------------   --------------    ----------------
Dennis L. Pelino(1)              --            --     2,733,334         1,666,666   $    3,374,001      $   1,319,999
Stephen M. Cohen(2)              --            --       707,917           202,083        1,143,292            203,208
Bohn H. Crain(3)                 --            --       252,082           422,918          172,270            250,980
Gary A. Koch(4)                  --            --        70,833           129,167           68,000            123,999
Jason F. Totah(5)                --            --       112,500           137,500           33,000             57,000

----------
(1) Does not include the grant to Mr. Pelino on January 23, 2004 of options to purchase 550,000 shares of the Company's common stock at an exercise price of $3.05 per share, or the grant to Mr. Pelino on February 26, 2004 of options to purchase 125,600 shares of the Company's common stock at an exercise price of $3.38 per share, or the grant to Mr. Pelino on March 11, 2004 of options to purchase 359,000 shares of the Company's common stock at an exercise price of $3.75 per share.

(2) Does not include the grant to Mr. Cohen on January 9, 2004 of options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.38 per share.

(3) Does not include the grant to Mr. Crain on January 9, 2004 of options to purchase 100,000 shares of the Company's common stock at an exercise price of $2.38 per share, or the grant to Mr. Crain on February 26, 2004 of options to purchase 23,300 shares of the Company's common stock at an exercise price of $3.38 per share.

(4) Does not include the grant to Mr. Koch on January 9, 2004 of options to purchase 150,000 shares of the Company's common stock at an exercise price of $2.38 per share.

(5) Does not include the grant to Mr. Totah on January 9, 2004 of options to purchase 80,000 shares of the Company's common stock at an exercise price of $2.38 per share, or the grant to Mr. Totah on February 26, 2004 of options to purchase 13,100 shares of the Company's common stock at an exercise price of $3.38 per share.

    Outstanding Stock Options

        The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the "Stock Incentive Plan") covers 13,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of
Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

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

                                         PLAN       NON-PLAN     TOTAL
                                     ----------    ---------   ----------
         Vested as of 12/31/03        5,039,597    1,326,700    6,366,297
         To vest in 2004              2,324,127           --    2,324,127
         To vest in 2005              1,880,577           --    1,880,577
         To vest in 2006              1,043,916           --    1,043,916
         To vest in 2007                 25,417           --       25,417
                                     ----------    ---------   ----------
                                     10,313,634    1,326,700   11,640,334
                                     ==========    =========   ==========

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

        At March 1, 2004, these options were outstanding at the following exercise prices:

                  NUMBER OF OPTIONS
         -----------------------------------
            PLAN       NON-PLAN      TOTAL     RANGE OF EXERCISE PRICES
         ----------   ---------   ----------   ------------------------
          3,248,334   1,109,500    4,357,834        $0.50 to $1.00
          4,567,100          --    4,567,100        $1.01 to $2.00
          2,498,200     144,000    2,642,200        $2.01 to $4.00
                 --      73,200       73,200       $6.38 to $17.50
         ----------   ---------   ----------
         10,313,634   1,326,700   11,640,334
         ==========   =========   ==========

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

                                  COMMON STOCK

                                                                          SHARES OWNED
                                                                        BENEFICIALLY AND    PERCENTAGE OF
NAME OF BENEFICIAL OWNER                           POSITION               OF RECORD(1)          CLASS
-----------------------------------------------    -----------------    ----------------    -------------
Dennis L. Pelino(2)                                Officer, Director           3,581,824             8.49%
Stephen M. Cohen(3)                                Officer                       845,878             2.12%
Bohn H. Crain(4)                                   Officer                       379,095                 *
Thomas L. Scully(5)                                Officer                        46,462                 *
Gary A. Koch(6)                                    (7)                           595,579             1.52%
Jason F. Totah(8)                                  (9)                           202,267                 *
David R. Jones(10)                                 Director                      142,500                 *
Aloysius T. Lawn, IV(11)                           Director                       57,500                 *
Robert McCord(12)                                  Director                      100,000                 *
J. Douglass Coates(13)                             Director                       50,000                 *
John H. Springer(14)                               Director                           --                 *

All directors and executive officers as a group
 (11 people)                                                                   6,001,105            13.63%

----------
(*) Less than one percent.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC under the Exchange Act. They may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power. The number of shares beneficially owned by the individual may include options to purchase shares of our common stock exercisable as of, or within 60 days of March 1, 2004. Beneficial ownership may be disclaimed as to certain of the securities.

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

(9) Chief Executive Officer of Stonepath Logistics International Services, Inc., a wholly owned subsidiary of the Company.

(10)Includes 85,000 shares of common stock. Also includes 57,500 shares of common stock issuable upon exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 32,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(11)Includes 57,500 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 1, 2004. Does not include 32,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

(12)Includes 100,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 1, 2004.

(13)Includes 50,000 shares of common stock issuable upon the exercise of vested options and options which vest within 60 days of March 1, 2004.

(14)Does not include 50,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of March 1, 2004.

                                                   SERIES D PREFERRED STOCK
                                              ----------------------------------
                                                  SHARES OF
                                              SERIES D PREFERRED
                                                 STOCK OWNED
                                               BENEFICIALLY AND   PERCENTAGE OF
NAME OF BENEFICIAL OWNER                       OF RECORD (1)(2)       CLASS
-------------------------------------------   ------------------  -------------

Brown Simpson Partners I, Ltd.
Carnegie Hall Tower
152 West 57th Street, 21st Floor
New York, NY 10019                                       201,184           65.0%

Schottenfeld Associates, L.P.
880 Third Avenue, 16th Floor
New York, NY 10022                                        25,451            8.2%

CSL Associates LP
399 Park Avenue - 37th Floor
New York, NY 10020                                        20,119            6.5%

Norton Herrick Irrevocable Securities Trust
20 Community Place, 2nd Floor
Morristown, NY 07960                                      39,201           12.7%

----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Series D preferred stock beneficially owned by them.
(2) Each of the shares of Series D preferred stock converts into ten shares of the Company's common stock. Shares of the Series D preferred stock have limited voting rights, on an as converted to common stock basis, in connection with a consolidation, sale or merger of the Company that could result in a change of control.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        For information on the securities authorized for issuance under our equity compensation plans, see "Equity Compensation Plan Information" in Item 5 of this Annual Report on Form 10-K/A.

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

LOANS TO OFFICERS

        In connection with our acquisition of Global on April 4, 2002, we advanced the sum of $350,000 to Jason Totah. Mr. Totah was a former shareholder of Global and is a significant employee of the Company, serving as the President of Stonepath Logistics International Services, Inc. The advance to Mr. Totah is to be repaid through 2006 by offset against the earn-out amounts that are otherwise due to Mr. Totah under the Stock Purchase Agreement. The balance of Mr. Totah's advance was $175,000 at December 31, 2003.

        Under the terms of our employment agreement with Mr. Cohen, we provided him with a loan in the principal amount of $100,000 in April 2001. The loan accrues interest at the rate of 8% per annum and is due on April 17, 2004, or such earlier date that Mr. Cohen shall have received aggregate proceeds of $5.0 million from the sale of his options or the shares of common stock underlying his options. However, Mr. Cohen is not required to repay the loan if by April 17, 2004, the sum of the proceeds which he has received from the sale of his options or the shares of common stock underlying his options and the remaining equity in the options as of April 17, 2004 does not equal or exceed $5.0 million.

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

                                           2003           2002
                                       ------------   ------------
               Audit fees(1)           $    656,883   $    299,000
               Audit related fees(2)        125,000        124,292
               Tax fees(3)                   73,900         24,400
               All other fees                    --             --
                                       ------------   ------------
               Total                   $    855,783   $    447,692
                                       ============   ============

(1) Represents the aggregate fees billed for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and services rendered in connection with SEC registration statements and filings

(2) Represents fees billed for acquisition related services

(3) Represents fees billed for tax consulting services, primarily related to international acquisitions

        Our Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the services for which fees are listed above were pre-approved by our Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    1. Consolidated Financial Statements:


       Report of Independent Registered Public Accounting Firm                                                   61

       Consolidated Balance Sheets as of December 31, 2003 (As restated) and 2002 (As restated)                  62
       Consolidated Statements of Operations for the Years Ended December 31, 2003 (As restated), 2002           63
       (As restated) and 2001 (As restated)
       Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years
       Ended December 31, 2003 (As restated), 2002 (As restated) and 2001 (As restated)                          64
       Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (As restated), 2002           66
       (As restated) and 2001 (As restated)
       Notes to Consolidated Financial Statements                                                                67

    2. Financial Statement Schedule:
       Report of Independent Registered Public Accounting Firm                                                   94
       Schedule II - Valuation and Qualifying Accounts                                                           95


(b) Reports on Form 8-K:

    We furnished two reports on Form 8-K during the fiscal quarter ended December 31, 2003:

    (i) Form 8-K dated November 11, 2003 providing information pursuant to Regulation FD relative to the Company's results for the quarterly period ended September 30, 2003.

    (ii)Form 8-K dated December 29, 2003 providing information pursuant to Regulation FD relative to the completion of several acquisitions, 2004 forecasted results of operations, and revisions to the Company's 2003 forecasted revenue.

(c) Exhibit Listing:

EXHIBIT
NUMBER      DOCUMENT
--------    --------
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

EXHIBIT
NUMBER      DOCUMENT
--------    --------
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

4.5(8) Form of Exchange Agreement by and between the Company and certain holders of the Company's Series C Convertible Preferred Stock

4.6(21) Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (the "Plan")

EXHIBIT
NUMBER      DOCUMENT
--------    --------
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

4.11(9)     2003 Employee Stock Purchase Plan

4.12(13) Form of Initial Warrants issued to Stonegate Securities, Inc as of October 16,2002 4.13(13) Form of Representative's Warrants issued to Stonegate Securities as of March 6, 2003

4.14(14) Form of subscription agreement by and between the Company and certain holders of common stock (including the exhibit providing for registration rights)

4.15(14) Amendment to Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated as of July 29, 2003

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

EXHIBIT
NUMBER      DOCUMENT
---------   --------
10.10(21)   Amendment to Loan and Security Agreement dated May 15, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract
            Air, Inc., Distribution Services, Inc., Global Container Line, Inc.,
            M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic
            Services, Inc., Stonepath Logistics International Services, Inc.,
            Stonepath Operations Inc., and United American Acquisitions and
            Management, Inc., and Transport Specialists, Inc.

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

10.12(21)  Third Amendment to Loan and Security Agreement dated December 23,
           2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc.

10.13(21)  Fourth Amendment and Consent Agreement to Loan and Security Agreement
           dated January 30, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc.

10.14(21)   Modification to Employment Agreement of Dennis L. Pelino dated
            March 11, 2004

11(21)      Code of Ethics

12(11) Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1(21)    Subsidiaries of Stonepath Group, Inc.

23.1(11)    Consent of Independent Registered Public Accounting Firm

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

EXHIBIT
NUMBER      DOCUMENT
--------    --------
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

----------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated October 5, 2001, filed October 19, 2001
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated April 4, 2002, filed April 19, 2002
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2002, filed June 12, 2002
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated June 20, 2003, filed July 7, 2003
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated August 8, 2003, filed August 13, 2003
(6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-88629) filed October 8, 1999
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001
(8) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 filed July 31, 2002 (Registration No. 333-91240)
(9) Incorporated by reference to the Company's Current Report on Form 8-K dated March 3, 2000, filed March 17, 2000
(10) Incorporated by reference to the Company's Form 10-Q for the third quarter ended September 30, 2002, filed November 14, 2002
(11)        Filed herewith
(12) Incorporated by reference to the Company's Registration Statement on Form S-8 filed December 11, 2001 (Registration No. 333-74918)
(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2003
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-110231) filed November 4, 2003
(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed March 29, 2002
(16) Incorporated by reference to the Company's Form 10-Q for the second quarter ended June 30, 2001, filed August 13, 2001
(17) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2001, filed December 27, 2001
(18) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on February 25, 2003 (Registration No. 333-103439)
(19) Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2002, filed May 20, 2002
(20) Incorporated by reference to the Company's Current Report on Form 8-K dated September 5, 2003, filed September 9, 2003
(21) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004

                       THIS PAGE INTENTIONALLY LEFT BLANK

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003.

                                       /s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2004, except as
 to Note 3, the second paragraph
 of Note 8 and the last four
 paragraphs of Note 18, which
 are as of January 31, 2005

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                                                 RESTATED           RESTATED
                                                                                   2003               2002
                                                                             ---------------    ---------------
                         Assets
Current assets:
Cash and cash equivalents                                                    $     3,074,151    $     2,266,108
Accounts receivable, less allowances for doubtful accounts
 of $1,055,000 and $320,000 at 2003 and 2002, respectively                        38,250,610         21,799,983
Loans receivable from related parties                                                 14,597             39,593
Prepaid expenses and other current assets                                          2,216,700            963,102
                                                                             ---------------    ---------------
  Total current assets                                                            43,556,058         25,068,786
Goodwill                                                                          31,508,931         19,131,060
Furniture and equipment, net                                                       7,062,956          3,233,677
Acquired intangibles, net                                                          6,775,893          5,042,555
Note receivable, related party                                                       175,000            262,500
Other assets                                                                       1,189,917          1,246,847
                                                                             ---------------    ---------------
  Total assets                                                               $    90,268,755    $    53,985,425
                                                                             ===============    ===============

         Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                             $    22,412,287    $    14,778,997
Earn-out payable                                                                   3,548,534          2,609,715
Accrued payroll and related expenses                                               1,975,859          1,195,275
Capital lease obligation - current                                                   671,197                 --
Accrued expenses                                                                   1,821,671          1,776,100
                                                                             ---------------    ---------------
  Total current liabilities                                                       30,429,548         20,360,087

Capital lease obligation - long term                                               1,134,815                 --
Deferred tax liability                                                             1,035,600            460,800
                                                                             ---------------    ---------------
  Total liabilities                                                               32,599,963         20,820,887
                                                                             ---------------    ---------------
Minority interest                                                                  1,345,790                 --
                                                                             ---------------    ---------------
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:

Preferred stock, $.001 par value, 10,000,000 shares authorized;  Series D, convertible, issued and outstanding: 310,477 shares and 360,742 shares
 at 2003 and 2002, respectively                                                          310                361
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 37,449,944 shares and 23,453,414 shares at 2003 and 2002,
 respectively                                                                         37,450             23,453
Additional paid-in capital                                                       220,067,956        196,235,064
Accumulated deficit                                                             (163,763,537)      (162,977,934)
Accumulated other comprehensive income                                                 1,997                 --
Deferred compensation                                                                (21,174)          (116,406)
                                                                             ---------------    ---------------
  Total stockholders' equity                                                      56,323,002         33,164,538
                                                                             ---------------    ---------------
  Total liabilities and stockholders' equity                                 $    90,268,755    $    53,985,425
                                                                             ===============    ===============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 2003, 2002 and 2001

                                                          RESTATED         RESTATED         RESTATED
                                                            2003             2002             2001
                                                      ---------------  ---------------  ---------------
Total revenue                                         $   220,084,190  $   122,787,625  $    15,597,889
Cost of transportation                                    158,105,595       86,084,863       10,008,584
                                                      ---------------  ---------------  ---------------
Net revenue                                                61,978,595       36,702,762        5,589,305

Personnel costs                                            31,887,773       19,089,069        5,997,245
Other selling, general and administrative costs            24,583,040       14,679,960        3,916,601
Depreciation and amortization                               2,659,882        2,186,951          495,046
Litigation settlement and nonrecurring costs                1,169,035               --               --
                                                      ---------------  ---------------  ---------------
Income (loss) from operations                               1,678,865          746,782       (4,819,587)
Other income (expense):
    Provisions for excess earn-out payments                (1,270,141)              --               --
    Interest income                                            48,909           90,680        1,285,657
    Interest expense                                         (141,859)              --           (4,102)
    Other income                                               84,850           37,311           13,153
                                                      ---------------  ---------------  ---------------
Income (loss) from continuing operations
 before income taxes and minority interest                    400,624          874,773       (3,524,879)
Income tax expense                                            735,886          421,177           71,500
                                                      ---------------  ---------------  ---------------
Income (loss) from continuing operations
 before minority interest                                    (335,262)         453,596       (3,596,379)
Minority interest                                             187,310               --               --
                                                      ---------------  ---------------  ---------------
Income (loss) from continuing operations                     (522,572)         453,596       (3,596,379)
Loss from discontinued operations, net of tax                (263,031)              --      (13,862,713)
                                                      ---------------  ---------------  ---------------
Net income (loss)                                            (785,603)         453,596      (17,459,092)
Preferred stock dividends and effect of redemption                 --       15,020,148       (4,151,198)
                                                      ---------------  ---------------  ---------------
Net income (loss) attributable to common
 stockholders                                         $      (785,603) $    15,473,744  $   (21,610,290)
                                                      ===============  ===============  ===============
Basic earnings (loss) per common share -
    Continuing operations                             $         (0.02) $          0.70  $         (0.38)
    Discontinued operations                                     (0.01)              --            (0.68)
                                                      ---------------  ---------------  ---------------
    Earnings (loss) per common share                  $         (0.03) $          0.70  $         (1.06)
                                                      ===============  ===============  ===============
Diluted earnings (loss) per common share -
    Continuing operations                             $         (0.02) $          0.02  $         (0.38)
    Discontinued operations                                     (0.01)              --            (0.68)
                                                      ---------------  ---------------  ---------------
    Earnings (loss) per common share                  $         (0.03) $          0.02  $         (1.06)
                                                      ===============  ===============  ===============
Basic weighted average common shares outstanding           29,625,585       22,154,861       20,510,345
                                                      ===============  ===============  ===============
Diluted weighted average common shares outstanding         29,625,585       29,232,568       20,510,345
                                                      ===============  ===============  ===============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years ended December 31, 2003, 2002 and 2001

                                                    PREFERRED STOCK
                                     -----------------------------------------------
                                            SERIES C                SERIES D                  COMMON STOCK           ADDITIONAL
                                     ---------------------   -----------------------   --------------------------     PAID-IN
                                       SHARES      AMOUNT      SHARES       AMOUNT        SHARES        AMOUNT        CAPITAL
                                     ----------   --------   ----------   ----------   ------------  ------------  -------------
Balances at January 1, 2001           3,657,070   $  3,657           --   $       --     20,419,534  $     20,419  $ 210,923,329

Net loss, as restated                        --         --           --           --             --            --             --
Other comprehensive income:
Unrealized gain on available-
 for-sale  Securities                        --         --           --           --             --            --             --

Comprehensive loss, as restated

Issuance of contingent warrants              --         --           --           --             --            --        562,370
Exercise of options and warrants             --         --           --           --        200,000           200        199,800
Series C preferred stock conversion    (205,660)      (206)          --           --        205,660           206             --
Preferred stock dividends               299,069        299           --           --             --            --      3,588,529
Compensatory common stock,
 options and warrants issued,
 net of cancellations                        --         --           --           --         77,916            78     (4,543,029)
Amortization of deferred stock-
 based compensation                          --         --           --           --             --            --             --
                                     ----------   --------   ----------   ----------   ------------  ------------  -------------
Balances at December 31, 2001,
 as restated                          3,750,479      3,750           --           --     20,903,110        20,903    210,730,999

Net income, as restated                      --         --           --           --             --            --             --

Exercise of options and warrants             --         --           --           --        440,808           441        424,740
Series C preferred stock
 conversion                          (3,913,220)    (3,913)     360,742          361      2,109,496         2,109    (16,971,597)
Preferred stock dividends               162,741        163           --           --             --            --      1,952,729
Compensatory common stock,
 options and warrants issued,
 net of cancellations                        --         --           --           --             --            --         95,000
Amortization of deferred stock-
 based compensation                          --         --           --           --             --            --          3,193
                                     ----------   --------   ----------   ----------   ------------  ------------  -------------
Balances at December 31, 2002,
 as restated                                 --         --      360,742          361     23,453,414        23,453    196,235,064

Net loss, as restated                        --         --           --           --             --            --             --
Other comprehensive income:
  Foreign currency translation
   adjustment                                --         --           --           --             --            --             --

Comprehensive income, as restated

Issuance of common stock, net of
 issuance costs                              --         --           --           --     10,453,500        10,454     18,054,961
Exercise of options and warrants             --         --           --           --        920,739           921        649,858
Series D preferred stock
 conversion                                  --         --      (50,265)         (51)       502,650           503           (452)
Issuance of common stock in lieu
 of cash for earn-out                        --         --           --           --        254,825           255        402,745
Issuance of common stock in lieu
 of cash for legal settlement                --         --           --           --        271,339           271        583,279
Issuance of common stock for
 acquisitions                                --         --           --           --      1,593,477         1,593      4,142,501
Amortization of deferred
 stock-based compensation                    --         --           --           --             --            --             --
                                     ----------   --------   ----------   ----------   ------------  ------------  -------------
Balances at December 31, 2003,
 as restated                                 --   $     --      310,477   $      310     37,449,944  $     37,450  $ 220,067,956
                                     ==========   ========   ==========   ==========   ============  ============  =============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                  (continued)
                  Years ended December 31, 2003, 2002 and 2001

                                                                    ACCUMULATED
                                                                        OTHER         DEFERRED                          TOTAL
                                                     ACCUMULATED    COMPREHENSIVE    STOCK-BASED                    COMPREHENSIVE
                                                       DEFICIT      INCOME (LOSS)   COMPENSATION       TOTAL        INCOME (LOSS)
                                                   --------------  --------------  --------------  --------------  --------------
Balances at January 1, 2001                        $ (156,841,388) $       (8,688) $  (10,771,724) $   43,325,605

Net loss, as restated                                 (17,459,092)             --              --     (17,459,092) $  (17,459,092)

Other comprehensive income:
  Unrealized gain on available-for-sale
   securities                                                  --           8,688              --           8,688           8,688
                                                                                                                   --------------
Comprehensive loss, as restated                                                                                    $  (17,450,404)
                                                                                                                   ==============
Issuance of contingent warrants                          (562,370)             --              --              --
Exercise of options and warrants                               --              --              --         200,000
Series C preferred stock conversion                            --              --              --              --
Preferred stock dividends                              (3,588,828)             --              --              --
Compensatory common stock, options and
  warrants issued, net of cancellations                        --              --       4,845,297         302,346
Amortization of deferred stock-
 based compensation                                            --              --       5,714,789       5,714,789
                                                   --------------  --------------  --------------  --------------
Balances at December 31, 2001, as restated           (178,451,678)                       (211,638)     32,092,336

Net income, as restated                                   453,596              --              --         453,596  $      453,596
                                                                                                                   ==============
Exercise of options and warrants                               --              --              --         425,181
Series C preferred stock conversion                    16,973,040              --              --              --
Preferred stock dividends                              (1,952,892)             --              --              --
Compensatory common stock, options and
 warrants issued, net of cancellations                         --              --              --          95,000
Amortization of deferred stock-
 based compensation                                            --              --          95,232          98,425
                                                   --------------  --------------  --------------  --------------
Balances at December 31, 2002, as restated           (162,977,934)             --        (116,406)     33,164,538

Net loss, as restated                                    (785,603)             --              --        (785,603) $     (785,603)
Other comprehensive income:
  Foreign currency translation adjustment                      --           1,997              --           1,997           1,997
                                                                                                                   --------------
Comprehensive loss, as restated                                                                                    $     (783,606)
                                                                                                                   ==============
Issuance of common stock, net of
 issuance costs                                                --              --              --      18,065,415
Exercise of options and warrants                               --              --              --         650,779
Series D preferred stock conversion                            --              --              --              --
Issuance of common stock in lieu of cash
 for earn-out                                                  --              --              --         403,000
Issuance of common stock in lieu of cash
 for legal settlement                                          --              --              --         583,550
Issuance of common stock for acquisitions                      --              --              --       4,144,094
Amortization of deferred stock-based
 compensation                                                  --              --          95,232          95,232
                                                   --------------  --------------  --------------  --------------
Balances at December 31, 2003, as restated         $ (163,763,537) $        1,997  $      (21,174) $   56,323,002
                                                   ==============  ==============  ==============  ==============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001

                                                                  RESTATED           RESTATED           RESTATED
                                                                    2003               2002               2001
                                                              ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net income (loss)                                           $      (785,603)   $       453,596    $   (17,459,092)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Deferred income taxes                                             574,800            389,300             71,500
    Depreciation and amortization                                   2,659,882          2,186,951            495,046
    Stock-based compensation - continuing operations                   95,232             98,425          2,394,106
    Minority interest in income of subsidiaries                       187,310                 --                 --
    Loss from disposal of furniture and equipment                          --              4,560            101,126
    Issuance of common stock in litigation settlement                 350,000                 --                 --
    Issuance of common stock to vendor of former business             135,000                 --                 --
    Issuance of common stock in offering penalty                       98,550                 --                 --
  Changes in assets and liabilities, net of effect of
   acquisitions:
    Accounts receivable                                           (11,187,538)        (5,731,830)         1,205,807
    Other assets                                                     (887,891)          (160,903)          (133,499)
    Accounts payable and accrued expenses                           4,771,653          2,176,634           (203,061)
  Discontinued operations - working capital changes and
   non-cash items                                                          --                 --         13,025,075
                                                              ---------------    ---------------    ---------------
      Net cash used in operating activities                        (3,988,605)          (583,267)          (502,992)
                                                              ---------------    ---------------    ---------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                  (9,385,908)       (10,497,306)       (18,011,262)
  Purchases of furniture and equipment                             (4,183,201)        (1,812,750)          (280,670)
  Proceeds from sale of furniture and equipment                            --                 --             32,926
  Loans made                                                         (130,000)          (350,000)                --
  Payment of earn-out                                              (2,206,715)                --                 --
  Discontinued operations:
    Investment in and advances to affiliate companies                      --                 --           (752,000)
    Collections on advances to affiliate companies                         --                 --          1,000,000
    Purchase of available for sale securities                              --                 --           (452,900)
    Proceeds from sale of available for sale securities                    --                 --             57,910
    Proceeds from sale of ownership interests in
     affiliate companies                                                   --            115,000          6,285,953
                                                              ---------------    ---------------    ---------------
      Net cash used in investing activities                       (15,905,824)       (12,545,056)       (12,120,043)
                                                              ---------------    ---------------    ---------------
Cash flows from financing activities:
  Issuance of common stock                                         18,185,415                 --                 --
  Payment of equity financing fees                                         --            (25,000)                --
  Payment of debt financing fees                                           --           (233,580)                --
  Net repayments on short-term debt                                        --                 --         (1,448,786)
  Proceeds from financing of equipment                              2,049,638                 --                 --
  Principal payments on capital lease                                (265,178)                --                 --
  Proceeds related to minority interest in subsidiary                  81,818                 --                 --
  Proceeds from issuance of common stock upon exercise of
   options and warrants                                               650,779            425,181            200,000
                                                              ---------------    ---------------    ---------------
      Net cash provided by (used in) financing
       activities                                                  20,702,472            166,601         (1,248,786)
                                                              ---------------    ---------------    ---------------
      Net increase (decrease) in cash and cash
       equivalents                                                    808,043        (12,961,722)       (13,871,821)
Cash and cash equivalents, beginning of year                        2,266,108         15,227,830         29,099,651
                                                              ---------------    ---------------    ---------------
Cash and cash equivalents, end of year                        $     3,074,151    $     2,266,108    $    15,227,830
                                                              ===============    ===============    ===============
Cash paid for interest                                        $       189,359    $            --    $         4,102
                                                              ===============    ===============    ===============
Cash paid for income taxes                                    $       373,832    $        84,959    $            --
                                                              ===============    ===============    ===============
Supplemental disclosure of non-cash investing and
 financing activities:
  Issuance of common stock in satisfaction of earn-out        $       403,000    $            --    $            --
                                                              ===============    ===============    ===============
  Increase in goodwill related to accrued earn-out
   payments                                                   $     3,636,034    $     2,697,215    $            --
                                                              ===============    ===============    ===============
  Issuance of warrants in connection with private
   placement                                                  $            --    $        95,000    $            --
                                                              ===============    ===============    ===============
  Offset of related party loan against earn-out               $        87,500    $        87,500    $            --
                                                              ===============    ===============    ===============
  Issuance of common stock in connection with acquisitions    $     4,144,094    $            --    $            --
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

    b)  Use of Estimates

        The presentation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include accruals for the cost of purchased transportation, the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

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

        For the years ended December 31, 2003, 2002 and 2001, the Company's largest customer, a national retail chain, accounted for approximately 24%, 33% and 53% of revenue, respectively, and approximately 16% and 27% of the accounts receivable balance as of December 31, 2003 and 2002, respectively. No other customer accounted for greater than 10% of revenue.

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

        Under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and capitalized interest, if appropriate. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

    f)  Goodwill

        Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases (see
        Note 5).

        The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed its annual impairment test effective October 1, 2003 and noted no impairment for either of its reporting units. In the future, the Company expects to perform the annual test during its fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

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

        The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long- lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

    i)  Revenue Recognition

        The Company derives its revenue from three principal sources: freight forwarding, customs brokerage, and warehousing and other value added services.

        As a freight forwarder, the Company is primarily a non-asset based carrier that does not own or lease any significant transportation assets. The Company generates the majority of its revenue by purchasing transportation services from direct (asset-based) carriers and using those services to provide transportation of property for compensation to its customers. The Company is able to negotiate favorable buy rates from the direct carriers by consolidating shipments from multiple customers and concentrating its buying power, while at the same time offering lower sell rates than most customers would otherwise be able to negotiate themselves. When acting as an indirect carrier, the Company will enter into a written agreement with its customers or issue a tariff and a house bill of lading to customers as the contract of carriage. When the freight is physically tendered to a direct carrier, the Company receives a separate contract of carriage, or master bill of lading. In order to claim for any loss associated with the freight, the customer is first obligated to pay the freight charges.

        Based on the terms in the contract of carriage, revenue related to shipments where the Company issues a house bill of lading is recognized when the freight is delivered to the direct carrier at origin. Costs related to the shipment are also recognized at this same time.

        All other revenue, including revenue for customs brokerage and warehousing and other value added services, is recognized upon completion of the service.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

    j)  Stock-Based Compensation

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount the grantee must pay to acquire the stock. The Company accounts for stock- based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

        The table below illustrates the effect on net income (loss) attributable to common stockholders and income (loss) per share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123. See Notes 12 and 13 for additional information regarding options and warrants.

                                                         RESTATED          RESTATED          RESTATED
Year ended December 31:                                    2003              2002              2001
---------------------------------------------------   --------------    --------------    --------------
Net income (loss) attributable to common
 stockholders:
As reported                                           $     (785,603)   $   15,473,744    $  (21,610,290)
Add: stock-based employee compensation expense
 included in reported net income (loss)                       95,232            92,566         5,713,168
Deduct: total stock-based compensation expense
 determined under fair value method for all
 awards                                                   (2,306,736)       (1,922,051)      (10,040,316)
                                                      --------------    --------------    --------------
Pro forma                                             $   (2,997,107)   $   13,644,259    $  (25,937,438)
                                                      ==============    ==============    ==============
Basic earnings (loss) per common share:
  As reported                                         $        (0.03)   $         0.70    $        (1.06)
  Pro forma                                                    (0.10)             0.62             (1.26)
Diluted earnings (loss) per common share:
  As reported                                         $        (0.03)   $         0.02    $        (1.06)
  Pro forma                                                    (0.10)            (0.05)            (1.26)

        The weighted average fair value of employee options granted during 2003, 2002 and 2001 was $1.05, $0.89 and, $0.53 per share, respectively. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

ASSUMPTION                                2003          2002          2001
----------------------------------    -----------   -----------   -----------
Dividend yield                        None          None          None
Expected volatility                   55.8%         93.8%         106.7%
Average risk free interest rate       1.56%         1.36%         3.99%
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

        During the year ended December 31, 2001, the diluted loss per common share calculation was the same as the basic loss per common share calculation, as all potentially dilutive securities were anti-dilutive. The following table indicates the calculation of earnings per share related to continuing operations for the years ended December 31, 2003 and 2002:

                                                                                     RESTATED
                                                      RESTATED                      PER SHARE
                                                       AMOUNTS         SHARES        AMOUNT
                                                    ------------    ------------   ------------
YEAR ENDED DECEMBER 31, 2003:
BASIC EARNINGS PER COMMON SHARE
  Loss from continuing operations                   $   (522,572)     29,625,585   $      (0.02)
                                                                                   ============

EFFECT OF DILUTIVE SECURITIES
  Options and warrants                                        --              --
  Convertible preferred stock                                 --              --
                                                    ------------    ------------
DILUTED EARNINGS PER COMMON SHARE
  Loss from continuing operations
   attributable to common stockholders plus
    assumed conversions                             $   (522,572)     29,625,585   $      (0.02)
                                                    ============    ============   ============

YEAR ENDED DECEMBER 31, 2002:
  Income from continuing operations                 $    453,596
  Less: preferred stock dividend                      (1,952,892)
  Plus: redemption of Series C Preferred Stock in
   exchange transaction (see Note 12)                 16,973,040
                                                    ------------
BASIC EARNINGS PER COMMON SHARE
  Income from continuing operations attributable
   to common stockholders                             15,473,744      22,154,861   $       0.70
                                                                                   ============

EFFECT OF DILUTIVE SECURITIES
  Options and warrants                                        --       3,331,275
  Convertible preferred stock                        (15,020,148)      3,746,432
                                                    ------------    ------------
DILUTED EARNINGS PER COMMON SHARE
  Net income attributable to common stockholders
   plus assumed conversions                         $    453,596      29,232,568   $       0.02
                                                    ============    ============   ============

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

    l)  New Accounting Pronouncements

        In January 2003 (and revised in December 2003), the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, which provides new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 did not have a material impact on the Company's consolidated financial statements.

    m)  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)     Restatement of Previously Reported Consolidated Financial Statements

        On September 20, 2004, the Company announced that its consolidated financial statements for 2003 and the first and second quarters of 2004 could not be relied upon. This announcement resulted from the Company's discovery of a material weakness in its procedures for the recognition of purchased transportation costs, including differences between estimated purchased transportation costs and actual costs incurred. This understatement of purchased transportation costs together with inappropriately recognized revenue, discussed below, had consequential effects on income tax benefits recorded during the periods and on earn-out payments, which proved to be in excess of amounts actually owed.

        In the course of its review of the under accrual of purchased transportation, the Company also identified a process error related to revenue transactions within the Domestic Services segment. The error resulted in the use of prices with one of its automotive customers which had been approved by a customer representative who did not have the authority to do so.

        The Company has restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 to correct the processing errors related to its purchased transportation accrual, revenue recognition and to reflect the related income tax effects. In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatement. The effects of the restatement on previously reported consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 are summarized below.

                                                     December 31, 2003
                                               -------------------------------
                                                As Previously
                                                  Reported       As Restated
                                               --------------   --------------
        Select Balance Sheet Data:
          Accounts receivable                  $   38,470,386   $   38,250,610
          Total current assets                     43,775,834       43,556,058
          Goodwill                                 35,764,211       31,508,931
          Deferred income taxes                     1,695,000                -
          Total assets                             96,438,811       90,268,755
          Accounts payable                         16,119,014       22,412,287
          Earn-out payable                          6,623,724        3,548,534
          Accrued expenses                          2,054,333        1,821,671
          Total current liabilities                27,444,127       30,429,548
          Deferred tax liability                            -        1,035,600
          Total liabilities                        28,578,942       32,599,963
          Accumulated deficit                    (153,572,460)    (163,763,537)
          Total stockholders' equity               66,514,079       56,323,002
          Total liabilities and
           stockholders' equity                    96,438,811       90,268,755

                                                     December 31, 2002
                                               -------------------------------
                                                As Previously
                                                  Reported       As Restated
                                               --------------   --------------
        Select Balance Sheet Data:
          Goodwill                             $   20,311,150   $   19,131,060
          Total assets                             55,165,515       53,985,425
          Accounts payable                         12,873,703       14,778,997
          Earn-out payable                          3,879,856        2,609,715
          Accrued expenses                          1,786,100        1,776,100
          Total current liabilities                19,734,934       20,360,087
          Deferred tax liability                            -          460,800
          Total liabilities                        19,734,934       20,820,887
          Accumulated deficit                    (160,711,891)    (162,977,934)
          Total stockholders' equity               35,430,581       33,164,538
          Total liabilities and
           stockholders' equity                    55,165,515       53,985,425

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

                                                        Year Ended December 31, 2003
                                                     ----------------------------------
                                                      As Previously
                                                         Reported         As Restated
                                                     ---------------    ---------------
        Select Statement of Operations Data:
          Total revenue                              $   220,303,966    $   220,084,190
          Cost of transportation                         153,717,616        158,105,595
          Net revenue                                     66,586,350         61,978,595
          Income from operations                           6,286,620          1,678,865
          Provision for excess earn-out payments                  --         (1,270,141)
          Income  from continuing operations
           before income taxes and minority
           interest                                        6,278,520            400,624
          Income tax expense (benefit)                    (1,311,252)           735,886
          Income (loss) from continuing operations
           before minority interest                        7,589,772           (335,262)
          Income (loss) from continuing operations         7,402,462           (522,572)
          Net income (loss)                                7,139,431           (785,603)
          Net income (loss) attributable to common
           stockholders                                    7,139,431           (785,603)

          Basic earnings (loss) per common share:
           Continuing operations                     $          0.25    $         (0.02)
           Earnings (loss) per common share                     0.24              (0.03)
          Diluted earnings (loss) per common share:
           Continuing operations                     $          0.19    $         (0.02)
           Earnings (loss) per common share                     0.18              (0.03)

        Select Statement of Cash Flows Data:
          Net income (loss)                          $     7,139,431    $      (785,603)
          Deferred income taxes                           (1,695,000)           574,800
          Accounts receivable                            (11,407,314)       (11,187,538)
          Accounts payable and accrued expenses              606,336          4,771,653
          Net cash used in operating activities           (2,718,464)        (3,988,605)
          Payment of earn-out                             (3,476,856)        (2,206,715)
          Net cash used in investing activities          (17,175,965)       (15,905,824)

                                                        Year Ended December 31, 2002
                                                     ----------------------------------
                                                      As Previously
                                                         Reported         As Restated
                                                     ---------------    ---------------
        Select Statement of Operations Data:
          Cost of transportation                     $    84,477,430    $    86,084,863
          Net revenue                                     38,310,195         36,702,762
          Income from operations                           2,354,215            746,782
          Income from continuing operations before
           income taxes and minority interest              2,482,206            874,773
          Income tax expense                                 101,877            421,177
          Income from continuing operations before
           minority interest                               2,380,329            453,596
          Income from continuing operations                2,380,329            453,596
          Net income                                       2,380,329            453,596
          Net income attributable to common
           stockholders`                                  17,400,477         15,473,744

          Basic earnings per common share:
            Continuing operations                    $          0.79    $          0.70
            Earnings per common share                           0.79               0.70
          Diluted earnings per common share:
            Continuing operations                    $          0.08    $          0.02
            Earnings per common share                           0.08               0.02

        Select Statement of Cash Flows Data:
          Net income                                 $     2,380,329    $       453,596
          Deferred income taxes                                    -            389,300
          Accounts payable and accrued expenses              639,201          2,176,634

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001



                                                                    December 31, 2001
                                                             --------------------------------
                                                             As Previously
                                                                Reported        As Restated
                                                             --------------    --------------
        Select Statement of Operations Data:
          Cost of transportation                             $    9,740,774    $   10,008,584
          Net revenue                                             5,857,115         5,589,305
          Loss from operations                                   (4,551,777)       (4,819,587)
          Loss from continuing operations before income
           taxes and minority interest                           (3,257,069)       (3,524,879)
          Income tax expense                                              -            71,500
          Loss from continuing operations before
           minority interest                                     (3,257,069)       (3,596,379)
          Loss from continuing operations                        (3,257,069)       (3,596,379)
          Net loss                                              (17,119,782)      (17,459,092)
          Net loss attributable to common stockholders          (21,270,980)      (21,610,290)
          Basic loss per common share:
            Continuing operations                            $        (0.36)   $        (0.38)
            Loss per common share                                     (1.04)            (1.06)
          Diluted loss per common share:
            Continuing operations                            $        (0.36)   $        (0.38)
            Loss per common share                                     (1.04)            (1.06)

        Select Statement of Cash Flows Data:
          Net loss                                           $  (17,119,782)   $  (17,459,092)
          Deferred income taxes                                           -            71,500
          Accounts payable and accrued expenses                    (470,871)         (203,061)

        The restatements referred to above also affect periods for which earn-out payments were made to selling shareholders. At December 31, 2003 and 2002, earn-outs payable and subsequently paid to selling shareholders exceeded amounts which would have been due had the adjustments been recorded during the periods restated. The aggregate over payments of $4,345,331 previously recorded as additional goodwill have been eliminated from goodwill. The overpayment of $1,270,141 applicable to 2002 has been reclassified to other assets as of December 31, 2003, and, because of the differing interpretations of the stock purchase agreements by the Company and the selling shareholders, has been fully reserved for, with the charge included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2003. Identical treatment will be effected in the financial statements for the $3,075,190 in overpayments applicable to 2003 and paid in 2004. The Company intends to pursue repayment, which will be recorded as other income if and when received.

(4)     Discontinued Operations

        On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company's former business of investing in early-stage technology companies, since these investments were incompatible with the Company's current strategy of building a global integrated logistics services organization. Therefore, for financial reporting purposes, the assets, liabilities, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The Company never recognized any revenue from its former business model. During the second quarter of 2003, the

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        Company accrued a liability for $135,000 related to services rendered in 2000 by a consultant. The liability was satisfied in the third quarter of 2003 through the issuance of common stock. Also during the second quarter of 2003, a subtenant defaulted on the payment of sublease rentals related to a property occupied by the Company's former business. The Company accrued a liability for the remaining rental payments and recognized a loss of approximately $239,000. During the fourth quarter of 2003, the Company entered into a new sublease agreement and reduced the rental liability by approximately $92,000, which represents the amount of rentals to be received under the new agreement. The total loss recognized related to discontinued operations in 2003, net of income taxes, amounts to approximately $263,000, and is reflected as loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2003. Pre-tax operating losses amounting to $13,862,713 are reflected in the accompanying consolidated statements of operations as loss from discontinued operations for the year ended December 31, 2001.

(5)     Acquisitions

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

             Furniture and equipment     $     50
             Other intangible assets        1,513
             Goodwill                       3,380
                                         --------
             Net assets acquired         $  4,943
                                         --------

        The acquired intangible assets have a weighted average useful life of five years. The intangible assets include a customer related intangible of $1,433,000 with a five year life and a covenant-not-to-compete of $80,000 with a five year life. The $3,380,000 of goodwill was assigned to the Company's domestic business unit and is deductible for income tax purposes.

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

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        G-Link will also be entitled to an earn-out arrangement over a period of four years of up to $2,500,000 contingent upon the future financial performance of the business. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of G-Link are reflected in the Company's consolidated financial statements for periods subsequent to the date of the transaction. The G- Link acquisition facilitates the Company's expansion into a rapidly growing region where most of the Company's customers have significant supplier relationships. The total purchase price, including acquisition costs of $495,000, but excluding the contingent consideration, was $5,715,000. The following table summarizes the allocation of the purchase price based on management's estimate of the fair value of assets acquired and liabilities assumed at August 8, 2003 (in thousands):

             Current assets                       $   4,095
             Furniture and equipment                     81
             Other intangible assets                    994
             Goodwill                                 3,065
                                                  ---------
               Total assets acquired                  8,235
             Current liabilities assumed             (1,810)
             Minority interest                         (710)
                                                  ---------
             Net assets acquired                  $   5,715
                                                  =========

        The acquired intangible assets have a weighted average life of 6.2 years. The intangible assets include a customer related intangible of $917,000 with a 6.5 year life and a covenant-not-to-compete of $77,000 with a four year life. The $3,065,000 of goodwill was assigned to the Company's international business unit and is deductible for income tax purposes.


        During 2003, the Company made several smaller acquisitions. The total consideration for these acquisitions amounted to $3,826,000 consisting of approximately $3,306,000 in cash and approximately $520,000 of the Company's common stock paid at closing, plus contingent consideration of up to an additional $6,157,000 payable over a period ending in 2009 based on the future financial performance of the acquired companies following their acquisition. These companies, situated in Portland, Maine, Miami, Florida, El Paso, Texas, Malaysia, Shanghai and Hong Kong complement the Company's existing operations or expand its operations into new geographical locations. The acquisitions were accounted for as purchase transactions and accordingly, the results of operations and cash flows of the acquired U.S.-based companies are included in the consolidated financial statements prospectively from the date of acquisition; the foreign-based companies will be included in the consolidated financial statements prospectively from the date of acquisition on a one month delay in accordance with the Company's consolidation policies. In connection with these transactions, the Company recorded intangible assets amounting to $780,000 and goodwill amounting to $2,100,000 of which $886,000 is expected to be deductible for income tax purposes.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        The following unaudited pro forma information is presented as if the two material acquisitions (Regroup and G-Link) had occurred on January 1, 2002 (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                    RESTATED     RESTATED
                                                      2003         2002
                                                   ----------   ----------
             Total revenue                         $  240,318   $  156,640
             Income from continuing operations            186        2,859
             Net income (loss)                            (77)       2,859
             Earnings per share:
               Basic                               $      --    $     0.76
               Diluted                             $      --    $     0.09

(6)     Acquired Intangible Assets

        Information with respect to acquired intangible assets is as follows:

                                                        DECEMBER 31,
                                 ---------------------------------------------------------
                                             2003                         2002
                                 ---------------------------   ---------------------------
                                     GROSS                        GROSS
                                   CARRYING     ACCUMULATED      CARRYING     ACCUMULATED
                                    AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                 ------------   ------------   ------------   ------------
Amortizable intangible
assets:
  Customer related               $  8,970,000   $  2,923,033   $  5,980,000   $  1,533,667
  Covenants-not-to-compete          1,119,000        390,074        760,000        163,778
                                 ------------   ------------   ------------   ------------
Total                            $ 10,089,000   $  3,313,107   $  6,740,000   $  1,697,445
                                 ============   ============   ============   ============

Aggregate amortization expense:
  For the year ended December 31, 2003       $ 1,615,662
                                             ===========

Estimated aggregate amortization expense:
  For the year ended December 31, 2004       $ 1,782,053
  For the year ended December 31, 2005         1,313,692
  For the year ended December 31, 2006         1,100,666
  For the year ended December 31, 2007           916,770
  For the year ended December 31, 2008           727,845

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(7)     Furniture and Equipment

        Furniture and equipment consists of the following:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                  Furniture and office equipment    $  3,396,048   $  2,761,837
                  Computer software                    5,006,495        986,942
                  Leasehold improvements                 593,425        400,968
                  Vehicles                                62,334         40,167
                                                    ------------   ------------
                                                       9,058,302      4,189,914
Less: accumulated depreciation                        (1,995,346)      (956,237)
                                                    ------------   ------------
                                                    $  7,062,956   $  3,233,677
                                                    ============   ============

(8)     Revolving Credit Facility

        In May 2002, the Company secured a $15,000,000 revolving credit facility (the "Facility") which was increased to $20,000,000 during 2003. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. At the time of borrowing, the Company has the option to elect to pay interest at a rate equal to LIBOR plus 2.25% or the prime rate. The Company also pays a commitment fee of 0.5% per annum on the average unused balance of the Facility. The Company may use advances under the Facility to finance future acquisitions, capital expenditures or other corporate purposes. Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the credit facility include the following: (1) the absence of an event of default under the credit facility; (2) the company to be acquired must be in the transportation and logistics industry; (3) the purchase price to be paid must be consistent with the Company's historical business and acquisition model; (4) the undrawn availability under the credit facility must average $5,000,000 for the 60 days preceding the acquisition and must be at least $5,000,000 after giving effect to the acquisition; (5) the lender must be reasonably satisfied with projected financial statements covering a 12 month period following the acquisition; (6) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; (7) through May 2005, the aggregate cash consideration paid at the closing for foreign acquisitions must not exceed $11,300,000 (such amount may be increased up to $20,000,000 based on the results of subsequent equity offerings); and (8) the number of such permitted acquisitions is limited to four per year (excluding any acquisitions for which the purchase price is payable solely in stock). Borrowings under the Facility may be limited based upon measures of the Company's cash flow, as well as a covenant that limits funded debt (the "Funded Debt Covenant") to a multiple of consolidated earnings before interest, taxes, depreciation and amortization generated from the operations of the United States subsidiaries ("Domestic EBITDA"). Under the Funded Debt Covenant, the funded debt is limited to a multiple of 2.75 of the Domestic EBITDA measured on a rolling four quarter basis. As the rolling four quarter Domestic EBITDA increases or decreases, the availability under the Facility will increase or decrease. At December 31, 2003, based on available collateral, $4,687,300 earmarked for foreign acquisitions, and an outstanding $160,000 letter of credit commitment, there was $15,152,700 available for borrowing under the Facility.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        As discussed in Note 3, the Company restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. Based upon the restated consolidated financial statements, the Company was in technical default of certain financial covenants of the Facility, as amended. These defaults have been waived and the Company has entered into a further amended revolving credit facility, dated November 17, 2004. This amendment reduces the facility term from May 15, 2007 to January 31, 2006, reduces the maximum availability under the facility from $25,000,000 to $22,500,000, establishes minimum quarterly EBITDA targets for the Company and defined segments commencing in the quarter ending December 31, 2004, precludes acquisitions, eliminates LIBOR based borrowings, fixes the interest rate at the lender's prime rate plus 200 basis points and imposes semi-annual fees of approximately $125,000, among other changes to the agreement.

        During the year ended December 31, 2003, the Company incurred interest costs of $189,359 of which $47,500 was capitalized.

(9)     Income Taxes

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

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                    RESTATED        RESTATED
                                                                      2003            2002
                                                                 -------------   -------------
        Deferred tax assets:
          Accruals and reserves                                  $     191,000   $      47,500
          Equity in losses of affiliate companies                      384,000         394,100
          Depreciation and amortization                                616,000         366,600
          Deferred compensation and warrants                         3,044,000      10,095,900
          Capital loss carryforward                                  2,201,000       2,257,900
          Federal and state deferred tax benefits
            arising from net operating loss carryforwards            9,550,000       8,866,000
                                                                 -------------   -------------
        Total gross deferred tax assets                             15,986,000      22,028,000
        Less: valuation allowance                                  (15,986,000)    (22,028,000)
                                                                 -------------   -------------
        Net total deferred tax assets                                       --              --
                                                                 -------------   -------------
        Deferred tax liabilities:
          Amortization of goodwill for tax purposes                   (985,600)       (460,800)
          Foreign taxes                                                (50,000)             --
                                                                 -------------   -------------
        Total gross deferred tax liabilities                        (1,035,600)       (460,800)
                                                                 -------------   -------------
        Net deferred tax liabilities                             $  (1,035,600)  $    (460,800)
                                                                 =============   =============

        The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management's intention to reinvest such earnings for the foreseeable future. At December 31, 2003, the undistributed earnings of the foreign subsidiaries amounted to approximately

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        $784,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes that a valuation allowance against the gross deferred tax assets is appropriate.

        The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was a decrease of $6,042,000 and $2,122,000, respectively. The decrease in 2003 was principally due to a reduction in the amount of the deferred tax asset related to stock-based compensation. As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $24,900,000 and $23,159,000, respectively. The federal net operating loss carryforwards expire beginning 2018 through 2021, and the state net operating loss carryforwards expire beginning in 2004. The use of certain net operating losses may be subject to annual limitations based on changes in the ownership of the Company's common stock, as defined by Section 382 of the Internal Revenue Code.

        Income tax expense attributable to continuing operations is as follows:

                            YEARS ENDED DECEMBER 31,
                      ------------------------------------
                       RESTATED     RESTATED     RESTATED
                         2003         2002         2001
                      ----------   ----------   ----------
        Current:
          Federal     $       --   $       --   $       --
          State           40,000       30,000           --
          Foreign        121,086        1,877           --
                      ----------   ----------   ----------
                         161,086       31,877           --
                      ----------   ----------   ----------
        Deferred
          Federal        448,800      309,500       55,400
          State           76,000       79,800       16,100
          Foreign         50,000           --           --
                      ----------   ----------   ----------
                         574,800      389,300       71,500
                      ----------   ----------   ----------
                      $  735,886   $  421,177   $   71,500
                      ==========   ==========   ==========

        In addition to the amounts reflected above, an income tax benefit of approximately $19,000 has been allocated to discontinued operations for the year ended December 31, 2003.

        The following table reconciles income taxes based on the U.S. statutory tax rate to the Company's income tax expense related to continuing operations.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                 RESTATED    RESTATED    RESTATED
                                                                   2003        2002        2001
                                                                 --------    --------    --------
        Tax at statutory rate                                        34.0%       34.0%       34.0%
        Amortization of goodwill                                    112.0        35.4        (1.6)
        Change in valuation allowance                                22.5       (44.0)      (32.8)
        State taxes                                                  29.0        12.5        (0.5)
        Effect of tax rates of foreign subsidiaries                 (39.1)       (0.2)         --
        Non-deductible items                                         25.3        10.4        (1.1)
                                                                 --------    --------    --------
        Income tax expense                                          183.7%       48.1%       (2.0)%
                                                                 ========    ========    ========

(10)    Commitments

        Employment Agreements

        At December 31, 2003, the Company had employment agreements with three of its officers for an aggregate annual base salary of $760,000 plus bonus and increases in accordance with the terms of the agreements. The contracts are for three-year terms.

        Leases

        The Company leases equipment, office and warehouse space under operating leases expiring at various times through 2010. During 2003, the Company entered into a capital lease for certain technology and hardware related to its Tech-Logis(TM) project. Total rent expense related to continuing operations for the years ended December 31, 2003, 2002 and 2001 was $7,451,000, $4,750,000 and $969,000, respectively. Future minimum lease payments are as follows:

                                                 OPERATING LEASES
                                  ---------------------------------------------
   YEAR ENDING DECEMBER 31,        THIRD-PARTY    RELATED PARTY       TOTAL       CAPITAL LEASE
-------------------------------   -------------   -------------   -------------   -------------
             2004                 $   5,790,000   $     187,000   $   5,977,000   $     749,703
             2005                     5,214,000          94,000       5,308,000         749,178
             2006                     3,708,000              --       3,708,000         435,715
             2007                     2,614,000              --       2,614,000              --
             2008                     1,722,000                       1,722,000              --
          Thereafter                  1,151,000              --       1,151,000              --
                                  -------------   -------------   -------------   -------------
  Total minimum lease payments    $  20,199,000   $     281,000   $  20,480,000       1,934,596
                                  =============   =============   =============
Less: Amount representing interest                                                      128,584
                                                                                  -------------
Present value of minimum lease payments                                               1,806,012
Less: Current portion of capital lease obligation                                       671,197
                                                                                  -------------
Long term portion of capital lease obligation                                     $   1,134,815
                                                                                  =============

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

(11)    Contingencies

        Acquisition Agreements

        Assuming minimum pre-tax income levels are achieved by the acquired companies, the Company will be required to make future contingent consideration payments by April 1 of the respective year as follows (in thousands):

                    2005       2006       2007       2008       2009      TOTAL
                  --------   --------   --------   --------   --------   --------
Domestic          $  9,040   $  8,050   $  2,500   $  2,500   $     --   $ 22,090
International        2,804      2,804      3,176      1,442        909     11,135
                  --------   --------   --------   --------   --------   --------
Total             $ 11,844   $ 10,854   $  5,676   $  3,942   $    909   $ 33,225
                  ========   ========   ========   ========   ========   ========

        In addition, during the 2003-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18,000,000 if certain of the acquired companies generate an incremental $37,000,000 in pre-tax earnings. The above also excludes $2,500,000 of contingent purchase price payable to the former members of Regroup in the third quarter of 2004 subject to the acquired operations achieving a $3,500,000 earnings target for the twelve-month period commencing July 1, 2003.

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

        On May 6, 2003, the Company settled litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although it was believed that the plaintiffs' claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $787,500, paid $437,500 in cash and $350,000 in shares of the Company's common stock, are included in litigation and nonrecurring costs in the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

    a)  Common Stock

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

    b)  Preferred Stock

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

        In exchange for the Consents, the Company agreed to a private exchange transaction (the "Exchange Transaction") in which it would issue to the holders of the Series C Preferred Stock as of July 18, 2002 (the "conversion date"), additional warrants to purchase up to a maximum of 2,692,195 shares of common stock at an exercise price of $1.00 per share, and reduce the per share exercise price from $26.58 to $1.00 for 307,805 existing warrants owned by the holders of the Series C Preferred Stock. As a condition to receiving the additional warrants and having their existing warrants re-priced, the holders of the Series C Preferred Stock agreed to convert their shares of preferred stock into shares of common stock on the conversion date.

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

        o 1,543,413 warrants to purchase common stock at an exercise price of $1.00; and

        o    360,745 shares of Series D Convertible Preferred Stock.


        The 1,911,071 shares of common stock and the 1,543,413 warrants to purchase shares of common stock at an exercise price of $1.00 were issued in exchange for 1,911,071 shares of Series C Preferred Stock and warrants to purchase 158,349 shares of the Company's common stock at an exercise price of $26.58 per share. The exchange of the common stock for the Series C Preferred Stock was accounted for as a conversion of the Series C Preferred Stock pursuant to its terms. The estimated fair value of the additional warrants and the re-priced warrants had been previously recorded by the Company in 2001 as a dividend, so no further amount was recorded in 2002.

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

        Preferred Stock Dividends

        The components of the preferred stock dividends are as follows:

                                                                       YEAR ENDED, DECEMBER 31
                                                                    -----------------------------
                                                                         2002           2001
                                                                    -------------   -------------
Series C Preferred Stock dividend payable in kind                   $  (1,952,892)  $  (3,588,828)
Non-cash credit: excess of carrying value of Series C
  Preferred Stock over the fair value of Series D Convertible
  Preferred Stock                                                      16,973,040              --
Non-cash charge: issuance of contingent warrants                               --        (562,370)
                                                                    -------------   -------------
                                                                    $  15,020,148   $  (4,151,198)
                                                                    =============   =============

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

c)      Deferred Stock-Based Compensation

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

        The components of deferred compensation are as follows:

                                                                           CONSULTANTS
                                                                          AND ADVISORY
                                                          EMPLOYEES           BOARD           TOTAL
                                                        --------------   --------------   --------------
        Balance at January 1, 2001                      $   10,679,930   $       91,794   $   10,771,724
        Deferred compensation recorded                           1,207           19,450           20,657
        Cancellations and fair value adjustments            (4,756,331)        (109,623)      (4,865,954)
        Amortization to stock-based compensation            (5,713,168)          (1,621)      (5,714,789)
                                                        --------------   --------------   --------------
        Balance at December 31, 2001                           211,638               --          211,638
        Deferred compensation recorded                              --            3,193            3,193
        Amortization to stock-based compensation               (95,232)          (3,193)         (98,425)
                                                        --------------   --------------   --------------
        Balance at December 31, 2002                           116,406               --          116,406
        Amortization to stock-based compensation               (95,232)              --          (95,232)
                                                        --------------   --------------   --------------
        Balance at December 31, 2003                    $       21,174   $           --   $       21,174
                                                        ==============   ==============   ==============

        Stock-based compensation is reflected in the accompanying consolidated statements of operations as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                             2003             2002             2001
                                                        --------------   --------------   --------------
        Personnel costs                                 $       95,232   $       98,425   $    2,394,106
        Loss from discontinued operations                            -                -        3,320,683
                                                        --------------   --------------   --------------
        Total                                           $       95,232   $       98,425   $    5,714,789
                                                        ==============   ==============   ==============

(13)    Stock Options and Warrants

    a)  Stock Options

        The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the "Stock Incentive Plan") covers 13,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified and incentive stock options and restricted stock awards. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        The following summarizes the Company's stock option activity and related information:

                                                                                  WEIGHTED
                                                                 RANGE OF         AVERAGE
                                                                 EXERCISE         EXERCISE
                                                 SHARES           PRICES           PRICE
                                             --------------   --------------   --------------
        Outstanding at January 1, 2001            4,550,830   $  0.50 -19.69   $         4.03
        Granted                                   3,725,000      0.50 - 1.60             0.76
        Cancelled                                (1,992,947)     0.50 -19.69             5.99
                                             --------------
        Outstanding at December 31, 2001          6,282,883      0.50 -17.50             1.47
        Granted                                   3,648,000      1.30 - 2.30             1.37
        Exercised                                  (409,583)     0.50 - 1.00             0.96
        Expired                                     (74,000)     0.70 - 1.58             0.98
                                             --------------
        Outstanding at December 31, 2002          9,447,300      0.50 -17.50             1.46
        Granted                                   1,862,100      1.53 - 2.85             1.95
        Exercised                                  (307,916)     0.70 - 1.30             1.04
        Expired                                    (273,600)     9.27 -10.00             9.27
        Cancelled                                  (123,750)     1.21 - 2.00             1.34
                                             --------------
        Outstanding at December 31, 2003         10,604,134   $  0.50 -17.50   $         1.36
                                             ==============

        The following table summarizes information about options outstanding and exercisable as of December 31, 2003:

                                     OUTSTANDING OPTIONS                         EXERCISABLE OPTIONS
                   ----------------------------------------------------   ----------------------------------
                                     WEIGHTED AVERAGE
                                        REMAINING
     RANGE OF           NUMBER         CONTRACTUAL     WEIGHTED AVERAGE      NUMBER         WEIGHTED AVERAGE
 EXERCISE PRICES     OUTSTANDING          LIFE          EXERCISE PRICE     EXERCISABLE       EXERCISE PRICE
----------------   ---------------   ----------------  ----------------   ---------------   ----------------
$0.50 - $1.00            4,865,834         6.8 years    $        0.82           4,726,605    $        0.82
$1.01 - $2.00            4,602,100         8.7 years             1.46           1,624,270             1.45
$2.01 - $4.00            1,063,000         8.5 years             2.40             450,222             2.67
$6.38                       10,000         5.5 years             6.38              10,000             6.38
$17.50                      63,200         3.7 years            17.50              63,200            17.50
                   ---------------                                        ---------------
Total                   10,604,134         7.8 years    $        1.36           6,874,297    $        1.25
                   ===============                                        ===============

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

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

    b)  Warrants

        The Company had outstanding the following warrants to purchase its securities as of December 31, 2003:

                                            NUMBER OF       EXERCISE PRICE
          DESCRIPTION OF SERIES          WARRANTS ISSUED      PER SHARE
    ---------------------------------   ----------------   ----------------
        Common stock                        1,883,396       $1.00 - $1.49
                                        ================   ================

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

(15)    Related Party Transactions

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

                                                         YEAR ENDED DECEMBER 31, 2003
                                       -----------------------------------------------------------------
                                          RESTATED
                                          DOMESTIC       INTERNATIONAL                       RESTATED
                                          SERVICES         SERVICES        CORPORATE          TOTAL
                                       --------------   --------------   --------------   --------------
Revenue from external customers        $      129,474   $       90,610   $           --   $      220,084
Inter-segment revenue                              56              124               --              180
Revenue from significant customer              53,852               --               --           53,852
Segment operating income (loss)                (1,465)           4,312           (1,169)           1,678

Segment assets                                 49,780           36,577            3,912           90,269
Segment goodwill                               19,641           11,868               --           31,509
Depreciation and amortization                   2,259              401               --            2,660
Capital expenditures                              643              140            3,400            4,183

                                                         YEAR ENDED DECEMBER 31, 2002
                                       -----------------------------------------------------------------
                                          RESTATED
                                          DOMESTIC       INTERNATIONAL                       RESTATED
                                          SERVICES         SERVICES        CORPORATE          TOTAL
                                       --------------   --------------   --------------   --------------
Revenue from external customers        $       78,319   $       44,469   $           --   $      122,788
Inter-segment revenue                              76               15               --               91
Revenue from significant customer              40,164               --               --           40,164
Segment operating income (loss)                (1,023)           1,770               --              747

Segment assets                                 40,682           13,867             (564)          53,985
Segment goodwill                               13,923            5,208               --           19,131
Depreciation and amortization                   2,036              151               --            2,187
Capital expenditures                              788              349              676            1,813

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                      Restated
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
Total revenue:
United States                                        $  208,591   $  121,111   $   15,598
Asia                                                      8,003        1,076           --
North America (excluding the United States)               1,360           55           --
Europe                                                    1,287          344           --
Other                                                       843          202           --
                                                     ----------   ----------   ----------
Total                                                $  220,084   $  122,788   $   15,598
                                                     ==========   ==========   ==========

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(17)    Quarterly Information (Unaudited)


        The following is a summary of certain unaudited quarterly financial information for fiscal 2003 and 2002:





                                                                QUARTER ENDED
                                      -----------------------------------------------------------------
                                         RESTATED         RESTATED         RESTATED         RESTATED
2003                                     MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
-----------------------------------   --------------   --------------   --------------   --------------
Total revenue                         $   38,572,441   $   46,333,898   $   65,507,874   $   69,669,977
Cost of transportation                    26,634,489       34,392,588       47,554,483       49,524,035
                                      --------------   --------------   --------------   --------------
Net revenue                           $   11,937,952   $   11,941,310   $   17,953,391   $   20,145,942
                                      ==============   ==============   ==============   ==============
Income (loss) from continuing
 operations                           $   (1,656,934)  $   (1,792,020)  $    1,307,951   $    1,618,431
Gain (loss) from discontinued
 operations                                       --         (354,991)              --           91,960
                                      --------------   --------------   --------------   --------------
Net income (loss) attributable
 to common stockholders               $   (1,656,934)  $   (2,147,011)  $    1,307,951   $    1,710,391
                                      ==============   ==============   ==============   ==============
Earnings (loss) per common
 share:
  Basic
    Continuing operations             $        (0.07)  $        (0.06)  $         0.04   $         0.05
    Discontinued operations                       --            (0.01)              --               --
                                      --------------   --------------   --------------   --------------
  Earnings per common share           $        (0.07)  $        (0.07)  $         0.04   $         0.05
                                      ==============   ==============   ==============   ==============
  Diluted
    Continuing operations             $        (0.07)  $        (0.06)  $         0.03   $         0.04
    Discontinued operations                       --            (0.01)              --               --
                                      --------------   --------------   --------------   --------------
  Earnings per common share           $        (0.07)  $        (0.07)  $         0.03   $         0.04
                                      ==============   ==============   ==============   ==============



                                                                QUARTER ENDED
                                      -----------------------------------------------------------------
                                         RESTATED         RESTATED         RESTATED         RESTATED
2002                                     MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
-----------------------------------   --------------   --------------   --------------   --------------
Total revenue                         $   13,065,560   $   28,524,745   $   37,881,049   $   43,316,271
Cost of transportation                    10,372,507       19,008,164       26,282,940       30,421,252
                                      --------------   --------------   --------------   --------------
Net revenue                           $    2,693,053   $    9,516,581   $   11,598,109   $   12,895,019
                                      ==============   ==============   ==============   ==============
Net income (loss)                     $   (2,948,417)  $      848,801   $    1,534,489   $    1,018,723
Preferred stock dividends and
 effect of redemption                       (887,772)        (892,116)      16,800,036               --
                                      --------------   --------------   --------------   --------------
Net income (loss) attributable
 to common stockholders               $   (3,836,189)  $      (43,315)  $   18,334,525   $    1,018,723
                                      ==============   ==============   ==============   ==============
Earnings (loss) per common
 share(1):
  Basic                               $        (0.18)  $           --   $         0.80   $         0.04
                                      ==============   ==============   ==============   ==============
  Diluted                             $        (0.18)  $           --   $         0.05   $         0.03
                                      ==============   ==============   ==============   ==============


----------
(1)  Includes effect of preferred stock dividends and effect of redemption

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(18)    Subsequent Events

        On February 9, 2004 the Company filed a shelf registration statement with the Securities and Exchange Commission. This registration statement, filed on Form S-3, has been declared effective, and permits the Company to sell, in one or more public offerings, shares of common stock, preferred stock, or warrants for proceeds of up to an aggregate amount of $50,000,000.

        On February 9, 2004, the Company entered into a definitive agreement to acquire a 55% interest in Shanghai-based Shaanxi Sunshine Cargo Services International Co. Ltd. ("Shaanxi"). This transaction is scheduled to take effect as of March 1, 2004. Shaanxi is a Class A freight forwarder which provides its clients with a wide range of customized transportation and logistics services and supply chain solutions including global freight forwarding, warehousing and distribution, shipping services and special freight handling. With this and other recent acquisitions in Hong Kong, Singapore and Malaysia, the Company is in a position to deliver a broad range of supply-chain strategies to its clients on a global basis and to take advantage of the increasing demand for integrated logistics services between the U.S. and Asia and other key markets. This acquisition will be accounted for as a purchase. Shaanxi reported revenue of $55,000,000 for the ten-month period ended October 31, 2003. The transaction is valued at up to $11,000,000, consisting of cash of $3,500,000 and stock of $2,000,000 at closing, and a five-year earn-out arrangement based upon the future financial performance of Shaanxi. The earn-out payments due will be up to $5,500,000 ($1,100,000 per year) contingent upon Shaanxi realizing pre-tax income of at least $4,000,000 per year during the earn-out period. As additional purchase price, on a post-closing basis, the Company has also agreed to pay for excess closing date working capital estimated at between $1,000,000 and $2,000,000. The following table summarizes the allocation of the purchase price, which is preliminary pending the finalization of the valuation of certain intangible assets and the completion of the final balance sheet as of the transaction date (in thousands):

                Current assets                        $     16,691
                Furniture and equipment                         89
                Goodwill and intangible assets               5,650
                                                      ------------
                Total assets acquired                       22,430

                Current liabilities assumed                (14,844)
                Minority interest                             (871)
                                                      ------------
                Net assets acquired                   $      6,715
                                                      ============

        Effective November 17, 2004, the Company amended the Facility (the "Amended Facility") with its lender in connection with securing waivers to the technical default resulting from the restatement of the Company's consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. See Note 8 for a summary of the changes in the Amended Facility.

        The Company has been named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these actions are officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The plaintiffs seek to represent a class of purchasers of the Company's shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon the allegation that certain public statements made during the period from May 7,

                             STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

        2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Court's order consolidating the eight lawsuits envisions that the plaintiffs will file a consolidated amended complaint, which has not yet occurred. The Company and the individual defendants believe that the plaintiffs' claims are without merit and intend to vigorously defend against them.


        The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O'Connor-Abrams and Frank Palma, officer Thomas L. Scully, and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims are based upon the allegation that the defendants knew or should have known that the Company's public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from May 7, 2003 through August 9, 2004, were materially misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, attorneys' fees and costs, and further relief as may be determined by the Court. The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.


        The Company has received notice that the Securities and Exchange Commission ("Commission") is conducting an informal inquiry to determine whether certain provisions of the federal securities laws have been violated in connection with the Company's accounting and financial reporting. As part of the inquiry, the staff of the Commission has requested information relating to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group, Inc. and additional background information for the period from October 5, 2001 to December 2, 2004. The Company intends to voluntarily cooperate with the staff.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Stonepath Group, Inc.:

Under date of February 24, 2004, except as to Note 3, the second paragraph of
Note 8 and the last four paragraphs of Note 18, which are as of January 31, 2005, we reported on the consolidated balance sheets of Stonepath Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003.

                                  /s/ KPMG LLP

Philadelphia, Pennsylvania
January 31, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     STONEPATH GROUP, INC. AND SUBSIDIARIES


                                                               COLUMN C - ADDITIONS
                                                           -----------------------------
                                                               (1)             (2)
                                            COLUMN B -                       CHARGED
                                            BALANCE AT      CHARGED TO       TO OTHER        COLUMN D       COLUMN E -
             COLUMN A -                    BEGINNING OF      COSTS AND       ACCOUNTS -     DEDUCTIONS-     BALANCE AT
            DESCRIPTION                        PERIOD        EXPENSES        DESCRIBE       DESCRIBE(A)    END OF PERIOD
----------------------------------------   -------------   -------------   -------------   -------------   -------------
Allowance for doubtful accounts:

  Year ended December 31, 2003             $     320,000   $     771,000   $          --   $     (36,000)  $   1,055,000
                                           =============   =============   =============   =============   =============
  Year ended December 31, 2002             $     167,000   $     153,000   $          --   $          --   $     320,000
                                           =============   =============   =============   =============   =============
  Year ended December 31, 2001             $          --   $     167,000   $          --   $          --   $     167,000
                                           =============   =============   =============   =============   =============
Reserve for excess earn-out payments:

  Year ended December 31, 2003             $          --   $   1,270,141   $          --   $          --   $   1,270,141
                                           =============   =============   =============   =============   =============


(a) Represents writeoff of uncollectible accounts receivable.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on February 9, 2005.

                              STONEPATH GROUP, INC.

                                  BY: /s/ Jason Totah
                                      ------------------------------------------
                                      Jason Totah (Chief Executive Officer)

                                  BY: /s/ Thomas L. Scully
                                      ------------------------------------------
                                      Thomas L. Scully (Chief Financial Officer,
                                      Vice President and Controller)


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated:

      SIGNATURE                           TITLE                      DATE
-----------------------    ----------------------------------   ---------------
/s/ Dennis L. Pelino       Chairman of the Board of Directors   February 9, 2005
--------------------
Dennis L. Pelino

/s/ J. Douglass Coates     Director                             February 9, 2005
----------------------
Douglass Coates

/s/ John Springer          Director                             February 9, 2005
-----------------
John Springer

/s/ David R. Jones         Director                             February 9, 2005
------------------
David R. Jones

/s/ Aloysius T. Lawn, IV   Director                             February 9, 2005
------------------------
Aloysius T. Lawn, IV

/s/ Robert McCord          Director                             February 9, 2005
-----------------
Robert McCord