Form 10-Q/A
period 2004-09-30
STONEPATH GROUP INC
filed 2005-02-25
CIK 1093546

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

STONEPATH GROUP, INC.

i

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Stonepath Group, Inc. and Subsidiaries
Philadelphia, Pennsylvania

     We have reviewed the accompanying interim consolidated financial statements of Stonepath Group, Inc. and subsidiaries as of September 30, 2004, and for the three-month and nine-month periods then ended. These interim consolidated financial statements are the responsibility of the Company’s management.

          We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Minneapolis, Minnesota
February 23, 2005

Back to Index

Introductory  Note

On September 20, 2004, Stonepath Group, Inc. (“Stonepath” or the “Company”) announced that its financial statements for 2003 and the first and second quarters of 2004 needed to be restated and should not be relied upon.  While that restatement process and the audit work by KPMG, LLP with respect to the Form 10-K/A for the year ended December 31, 2003 were not yet completed, the Company determined that it was in the best interest of the Company to file its quarterly report on Form 10-Q for the period ended September 30, 2004.  At that time, the consolidated balance sheet as of December 31, 2003 was unaudited and therefore could not be relied upon by Grant Thornton LLP in connection with their review of the three- and nine-month periods ended September 30, 2004.  Accordingly, Grant Thornton LLP had not completed a review of the financial statements in that quarterly report on Form 10-Q as required under Article 10 of Regulation S-X.

On February 11, 2005, the Company filed its Form 10-K/A for the year ended December 31, 2003 which included restated consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. Such financial statements were audited by KPMG LLP which issued its opinion thereon. Grant Thornton LLP has now completed their review of the consolidated financial statements as of and for the three-and nine-month periods ended September 30, 2004. The cautionary statement included in the introductory note to the Company’s September 30, 2004 Form 10-Q is hereby removed in this Form 10-Q/A.

Item 1.     Financial Statements

STONEPATH GROUP, INC.
Condensed Consolidated Balance Sheets
(UNAUDITED)

	September 30, 2004	December 31, 2003

	Restated (See Note 2)	Restated (See Note 2)
Assets
Current assets:
Cash	$2,172,130	$3,074,151
Accounts receivable, net	65,876,693	38,250,610
Other current assets	2,097,114	2,231,297

Total current assets	70,145,937	43,556,058
Goodwill and acquired intangibles, net	42,063,602	38,284,824
Technology, furniture and equipment, net	10,883,395	7,062,956
Other assets	1,575,694	1,364,917

Total assets	$124,668,628	$90,268,755

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – bank	$18,119,900	$—
Accounts payable	40,373,073	22,412,287
Accrued expenses	6,609,602	3,797,530
Earn-out payable	117,249	3,548,534
Capital lease obligations	822,678	671,197
Other current liabilities	436,256	—

Total current liabilities	66,478,758	30,429,548
Capital lease obligations, net of current portion	822,418	1,134,815
Other long term liabilities	218,125	—
Deferred tax liability	1,398,600	1,035,600

Total liabilities	68,917,901	32,599,963

Minority interest	4,754,897	1,345,790

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; Series D Convertible, issued and outstanding: 161,184 and 310,477 shares at 2004 and 2003, respectively	161	310
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 41,227,955 and 37,449,944 shares at 2004 and 2003, respectively	41,228	37,450
Additional paid-in capital	221,730,248	220,067,956
Accumulated deficit	(170,777,023)	(163,763,537)
Accumulated other comprehensive income	49,916	1,997
Deferred compensation	(48,700)	(21,174)

Total stockholders’ equity	50,995,830	56,323,002

Total liabilities and stockholders’ equity	$124,668,628	$90,268,755

See accompanying notes to unaudited consolidated financial statements.

Back to Index

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	Restated (See Note 2)	Restated (See Note 2)	Restated (See Note 2)	Restated (See Note 2)

Total revenue	$109,711,414	$65,507,874	$256,405,516	$150,414,213
Cost of transportation	84,638,366	47,554,483	195,515,923	108,581,561

Net revenue	25,073,048	17,953,391	60,889,593	41,832,652
Personnel costs	12,161,930	9,143,082	32,931,229	22,709,180
Other selling, general and administrative costs	10,046,763	5,816,699	25,778,460	16,177,892
Depreciation and amortization	1,039,742	719,536	3,023,520	1,879,765
Litigation settlement and nonrecurring costs	—	428,837	—	1,178,837

Income (loss) from operations	1,824,613	1,845,237	(843,616)	(113,022)
Other income (expense)
Provision for excess earn-out payments	—	—	(3,075,190)	(1,270,141)
Interest income	16,468	8,655	29,333	34,456
Interest expense	(191,392)	(130,202)	(299,300)	(130,202)
Other income (expense), net	(33,865)	(93,844)	(69,149)	(35,518)

Income (loss) from continuing operations before income tax expense and minority interest	1,615,824	1,629,846	(4,257,922)	(1,514,427)
Income tax expense	964,061	237,349	1,607,532	542,031

Income (loss) from continuing operations before minority interest	651,763	1,392,497	(5,865,454)	(2,056,458)
Minority interest	545,996	84,546	1,098,032	84,546

Income (loss) from continuing operations	105,767	1,307,951	(6,963,486)	(2,141,004)
Loss from discontinued operations, net of tax	(50,000)	—	(50,000)	(354,991)

Net income (loss)	$55,767	$1,307,951	$(7,013,486)	$(2,495,995)

Basic earnings (loss) per common share -
Continuing operations	$—	$0.04	$(0.17)	$(0.08)
Discontinued operations	—	—	—	(0.01)

Basic earnings (loss) per common share	$—	$0.04	$(0.17)	$(0.09)

Diluted earnings (loss) per common share -
Continuing operations	$—	$0.03	$(0.17)	$(0.08)
Discontinued operations	—	—	—	(0.01)

Diluted earnings (loss) per common share	$—	$0.03	$(0.17)	$(0.09)

Basic weighted average shares outstanding	41,352,322	29,435,484	40,099,518	27,553,913

Diluted weighted average shares and share equivalents outstanding	41,352,322	39,918,712	40,099,518	27,553,913

See accompanying notes to unaudited consolidated financial statements.

Back to Index

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months ended September 30,

	2004	2003

	Restated (See Note 2)	Restated (See Note 2)
Cash flows from operating activities:
Net loss	$(7,013,486)	$(2,495,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	363,000	393,600
Depreciation and amortization	3,023,520	1,879,765
Minority interest in income of subsidiaries	1,098,032	84,546
Stock-based compensation	42,474	71,424
Issuance of common stock in litigation settlement	—	350,000
Discontinued operations – issuance of common stock to consultant	—	135,000
Other	8,350	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,880,578)	(17,881,928)
Other assets	378,987	(730,370)
Accounts payable and accrued expenses	10,092,245	5,905,036

Net cash used in operating activities	(5,887,456)	(12,288,922)

Cash flows from investing activities:
Purchases of technology and other equipment	(4,070,129)	(3,856,180)
Acquisitions of businesses, net of cash acquired	(6,837,119)	(7,741,378)
Payments of earn-out	(3,431,285)	(2,206,715)
Loans made	(75,000)	(130,000)

Net cash used in investing activities	(14,413,533)	(13,934,273)

Cash flows from financing activities:
Proceeds from line of credit, net	18,119,900	17,120,869
Issuance of common stock, net of costs	—	5,632,468
Issuance of common stock upon exercise of options and warrants	1,782,819	293,701
Proceeds from financing of equipment	—	2,049,638
Sale of minority interest in subsidiary	—	81,818
Principal payments on capital lease	(551,670)	(94,727)

Net cash provided by financing activities	19,351,049	25,083,767
Effect of foreign currency translation	47,919	—

Net decrease in cash and cash equivalents	(902,021)	(1,139,428)
Cash and cash equivalents at beginning of period	3,074,151	2,266,108

Cash and cash equivalents at end of period	$2,172,130	$1,126,680

Cash paid for interest	$305,215	$130,202

Cash paid for income taxes	$98,602	$—

Supplemental disclosure of non-cash investing and financing activities:
Increase in technology, furniture and equipment from capital lease obligation	$390,754	$—
Increase in common stock from conversion of Series D preferred stock	$149	$356
Issuance of warrants for consulting services	$70,000	$—
Issuance of common stock in connection with cashless exercise of options	$511,068	$—
Issuance of common stock in connection with acquisitions	$100,000	$1,912,468
Issuance of common stock in connection with payment of earn-out	$—	$443,300
Issuance of common stock in connection with employee stock purchase plan	$224,170	$—
Accrual for payment of acquisitions of net assets of G-Link to be settled in common stock	$—	$1,516,220
Transfer of equipment in satisfaction of interim financing	$—	$703,000
Issuance of common stock in satisfaction of liabilities	$—	$155,250
Private placement costs incurred in prior period	$—	$120,000

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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting of normal recurring accruals including adjustments to previously reported amounts in the three- and nine-month periods ended September 30, 2004 and 2003 (see Note 2), necessary to present fairly the Company’s financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (see Note 2). Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker in both revenues and earnings when compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

(2)     Restatement

On February 11, 2005, the Company filed its Form 10-K/A for the year ended December 31, 2003 which included restated consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. Those restated consolidated financial statements reflected adjustments to purchased transportation costs, certain revenue transactions, earn-out costs and resultant income tax effects. In connection with the preparation of its consolidated financial statements for the year ended December 31, 2004, the Company has identified certain claims expenses amounting to $251,000 which pertain to the first quarter of 2004, but which were recorded in the fourth quarter of 2004. The accompanying consolidated financial statements as of September 30, 2004 and for the nine-month period then ended have been restated to reflect the effect of that adjustment. The effects of these restatements on previously reported consolidated financial statements as of December 31, 2003 and September 30, 2004 and for the three- and nine-month periods ended September 30, 2004 and 2003, which were included in the Company’s Form 10-Q for the period ended September 30, 2004, are summarized below.

	December 31, 2003

	As Previously Reported	As Restated

Select Balance Sheet Data:
Accounts payable	$22,195,646	$22,412,287
Total current liabilities	30,212,907	30,429,548
Deferred tax liability	1,295,000	1,035,600
Total liabilities	32,642,722	32,599,963
Accumulated deficit	(163,806,296)	(163,763,537)
Total stockholders’ equity	56,280,243	56,323,002

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

	September 30, 2004

	As Previously Reported	As Restated

Select Balance Sheet Data:
Accrued expenses	$6,358,602	$6,609,602
Total current liabilities	66,227,758	66,478,758
Deferred tax liability	1,658,000	1,398,600
Total liabilities	68,926,301	68,917,901
Accumulated deficit	(170,785,423)	(170,777,023)
Total stockholders’equity	50,987,430	50,995,830

	Three Months Ended September 30, 2004

	As Previously Reported	As Restated

Select Statement of Operations Data:
Cost of transportation	$85,284,354	$84,638,366
Net revenue	24,427,060	25,073,048
Income from operations	1,178,625	1,824,613
Income from continuing operations before income tax expense and minority interest	969,836	1,615,824
Income from continuing operations before minority interest	5,775	651,763
Income (loss) from continuing operations	(540,221)	105,767
Net income (loss)	(590,221)	55,767
Basic loss per common share	$(0.01)	$—
Diluted loss per common share	$(0.01)	$—

	Nine Months Ended September 30, 2004

	As Previously Reported	As Restated

Select Statement of Operations Data:
Cost of transportation	$195,732,584	$195,515,923
Net revenue	60,672,952	60,889,593
Other selling, general and administrative costs	25,527,460	25,778,460
Loss from operations	(809,257)	(843,616)
Loss from continuing operations before income tax expense and minority interest	(4,223,563)	(4,257,922)
Loss from continuing operations before minority interest	(5,831,095)	(5,865,454)
Loss from continuing operations	(6,929,127)	(6,963,486)
Net loss	(6,979,127)	(7,013,486)
Basic loss per common share	$(0.17)	$(0.17)
Diluted loss per common share	$(0.17)	$(0.17)

	Nine Months Ended September 30, 2004

	As Previously Reported	As Restated

Select Statement of Cash Flows Data:
Net loss	$(6,979,127)	$(7,013,486)
Other assets	(548,090)	378,987
Accounts payable and accrued expenses	10,984,963	10,092,245

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

	Three Months Ended September 30, 2003

	As Previously Reported	As Restated

Select Statement of Operations Data:
Cost of transportation	$47,476,649	$47,554,483
Net revenue	18,031,225	17,953,391
Income from operations	1,923,071	1,845,237
Income from continuing operations before income taxes and minority interest	1,707,680	1,629,846
Income tax expenses	268,999	237,349
Income from continuing operations before minority interest	1,438,681	1,392,497
Income from continuing operations	1,354,135	1,307,951
Net income	1,354,135	1,307,951
Basic earnings per common share	$0.05	$0.04

	Nine Months Ended September 30, 2003

	As Previously Reported	As Restated

Select Statement of Operations Data:
Cost of transportation	108,237,527	108,581,561
Net revenue	42,176,686	41,832,652
Income (loss) from operations	231,012	(113,022)
Loss from continuing operations before income taxes and minority interest	(1,170,393)	(1,514,427)
Income tax expense	636,981	542,031
Loss from continuing operations before minority interest	(1,807,374)	(2,056,458)
Loss from continuing operations	(1,891,920)	(2,141,004)
Net loss	(2,246,911)	(2,495,995)
Basic loss per common share:
Continuing operations	$(0.07)	$(0.08)
Loss per common share	$(0.08)	$(0.09)
Diluted loss per common share:
Continuing operations	$(0.07)	$(0.08)
Loss per common share	$(0.08)	$(0.09)

Nine Months Ended September 30, 2003

As Previously Reported	As Restated

Select Statement of Cash Flows Data:
Net loss	$(2,246,911)	$(2,495,995)
Deferred income taxes	488,550	393,600
Accounts payable and accrued expenses	5,561,002	5,905,036

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

As a result of the restatements, payments to former owners of certain acquired companies exceeded amounts which would have been due had the adjustments been recorded during the periods restated.  The aggregate over payments of $4,345,331 previously recorded as additional goodwill have been eliminated from goodwill.  The overpayments of $3,075,190 applicable to 2003 and the $1,270,141 applicable to 2002 have been reclassified to other assets and, because of differing interpretations of the stock purchase agreements by the Company and the selling shareholders, have been fully reserved for; the charge is included in other income (expense) in the consolidated statement of operations for the nine-month periods ended September 20, 2004 and 2003, respectively.  The Company intends to pursue repayment which will be recorded as other income if and when received.

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

The following unaudited pro forma information is presented as if the acquisition of Shaanxi had occurred on December 1, 2002, using the one-month lag consolidation policy (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
	Restated	Restated	Restated	Restated

Revenue	$109,711	$81,530	$280,961	$199,747
Income (loss) from continuing operations	124	1,522	(6,225)	(1,190)
Net income (loss)	74	1,522	(6,275)	(1,545)
Earnings per share:
Basic	$—	$0.05	$(0.15)	$(0.05)
Diluted	$—	$0.04	$(0.15)	$(0.05)

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

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003
	Restated	Restated	Restated	Restated

Net income (loss) as reported	$55,767	$1,307,951	$(7,013,486)	$(2,495,995)
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	—	23,808	22,174	71,424
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(1,051,036)	(465,430)	(4,147,125)	(1,649,329)

Pro forma net income (loss)	$(995,269)	$866,329	$(11,138,437)	$(4,073,900)

Basic earnings (loss) per common share:
As reported	$—	$0.05	$(0.17)	$(0.09)
Pro forma	$(0.02)	$0.03	$(0.28)	$(0.15)
Diluted earnings (loss) per common share:
As reported	$—	$0.03	$(0.17)	$(0.09)
Pro forma	$(0.02)	$0.02	$(0.28)	$(0.15)

(5)     Revolving Credit Facility

At September 30, 2004, the Company maintained a $25,000,000 (subsequently amended - see Note 11) revolving credit facility (the “Facility”) collateralized by the accounts receivable and the other assets of the Company and certain of its subsidiaries (“borrowers”). The Facility requires the borrowers to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance working capital and other corporate purposes. On July 28, 2004, the Company amended its Facility to provide a bridge term loan with a principal amount of $5,000,000 and a term of 120 days. This loan bears interest at 200 basis points above the prime rate. The amendment modified certain financial covenants, including but not limited to, cash flow coverage ratio test, funded debt limitations and domestic and worldwide funded debt to consolidated EBITDA.  At September 30, 2004 the Company had advances of $13,119,900 under the revolving facility plus an additional $5,000,000 drawn under

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

the bridge loan facility.  The Company repaid the bridge loan facility on November 26, 2004.  Based upon available collateral, net of advances under the Facility and outstanding letter of credit commitments, there was approximately $3,510,000 available for borrowing under the Facility (as amended) as of January 31, 2005.

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

(6)     Commitments and Contingencies

The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004.  Also named as defendants in these actions were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn Crain.  These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515.  The plaintiffs initially sought to represent a class of purchasers of the Company’s shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  These claims were based upon the allegation that certain public statements made during the period from May 7, 2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs.  The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Court has consolidated the eight lawsuits into a single action and the lead plaintiff has filed an amended complaint. The amended complaint seeks to represent a class of purchasers of the Company‘s shares between March 29, 2002 and September 20, 2004 based upon public statments made during that period. The Company and the individual defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against them.

The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971.  Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer) former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, officer Thomas L. Scully, and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control and gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002.  These claims are based upon the allegation that the defendants knew or should have known that the

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 to the present, were materially misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, the recovery of bonuses and incentive-based or equity-based compensation received by Mr. Pelino and Mr. Crain from 2001 through 2004, restitution, attorneys’ fees and costs, and further relief as may be determined by the Court.  The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

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

Victoria Tkach, a former employee of UAF and Stonepath Logistics Domestic Services, Inc. has filed a complaint against Stonepath Logistics Domestic Services, Inc., the Company, and UAF seeking damages in excess of $75,000 and relief from her covenant not to compete. The complaint alleges sexual harassment and retaliation by the defendants. The defendants believe that Ms. Tkach’s claims are without merit and intend to vigorously defend against them.

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

(9)     Income Taxes

The components of income tax expense consist of the following:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003
		Restated		Restated

Current:
Federal	$—	$—	$—	$—
State	60,337	10,000	109,337	30,000
Foreign	782,724	96,149	1,135,195	118,431

	843,061	106,149	1,244,532	148,431

Deferred
Federal	105,200	112,200	315,600	336,600
State	15,800	19,000	47,400	57,000
Foreign	—	—	—	—

	121,000	131,200	363,000	393,600

	$964,061	$237,349	$1,607,532	$542,031

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

Back to Index

Stonepath Group, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2004

(10)     Segment Information

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance.  The Company identifies operating segments based on the principal service provided by the business unit.  Each segment has a separate management structure.  The accounting policies of the reportable segments are the same as described in our Annual Report on Form 10-K/A for the year ended December 31, 2003.  Segment information, in which corporate expenses (other than the litigation settlement in 2003) have been fully allocated to the operating segments, is as follows (in thousands):

	Three months ended September 30, 2004

	Restated Domestic Services	International Services	Corporate	Restated Total

Revenue from external customers	$37,822	$71,889	$—	$109,711
Intersegment revenue	4	123	—	127
Income (loss) from operations	(1,739)	3,564	—	1,825

	Three months ended September 30, 2003

	Restated Domestic Services	International Services	Corporate	Restated Total

Revenue from external customers	$39,900	$25,608	$—	$65,508
Intersegment revenue	7	41	—	48
Income (loss) from operations	(333)	2,607	(429)	1,845

	Nine months ended September 30, 2004

	Restated Domestic Services	International Services	Corporate	Restated Total

Revenue from external customers	$105,685	$150,720	$—	$256,405
Intersegment revenue	14	217	—	231
Income loss) from operations	(6,523)	5,679	—	(844)
Segment assets	43,642	68,941	12,086	124,669
Segment goodwill and intangibles, net	23,462	18,602	—	42,064

	Nine months ended September 30, 2003

	Restated Domestic Services	International Services	Corporate	Restated Total

Revenue from external customers	$87,735	$62,679	$—	$150,414
Intersegment revenue	47	98	—	145
Income (loss) from operations	(2,647)	3,713	(1,179)	(113)
Segment assets	47,852	29,005	10,428	87,285
Segment goodwill and intangibles, net	22,631	10,563	—	33,194

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

The American Stock Exchange (“Amex”) notified the Company that it was not in compliance with the requirements of Section 134 and 1101 of the Amex Company Guide as a result of its failure to timely file its Form 10-Q for the period ended September 30, 2004.  On December 8, 2004, the Company received acceptance of its plan to regain compliance with the Amex continued listing standards so long as such compliance was achieved by January 6, 2005. After consulting with its outside auditors and counsel, the Company chose not to file its Form 10-Q when due until the Company had finalized its restatement process.  This approach was abandoned when it became evident that KPMG LLP could not complete its audit within the time stipulated in the accepted plan to regain compliance. On January 6, 2005, the Company notified the Amex that completion of the audit by KPKG LLP had been delayed, but that it expected KPMG LLP to finalize its audit within the next few weeks. On January 28, 2005, the Company received notice from Amex that it had accepted the Company’s updated plan of compliance dated January 6, 2005 and that it would continue that Company’s listing pursuant to an extension until February 28, 2005. KPMG has completed its audit, and the Company filed its Form 10-K/A for the year ended December 31, 2003 on February 11, 2005. With the filing of this Form 10-Q/A, the Company has regained compliance with the continued listing standards of Amex.

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

Back to Index

Critical Accounting Policies

Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements.  In our Annual Report on Form 10-K/A for the year ended December 31, 2003 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since December 31, 2003, there have been no material changes to our critical accounting policies.  In response to the purchased transportation issue that resulted in the Company having to restate its financial results, in the third quarter of 2004 the Company implemented a new process for purposes of accruing for estimated purchased transportation costs for its Domestic Services segment.  We believe these changes will more accurately state the cost of purchased transportation and any related unpaid amounts.

Results of Operations

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

The following table summarizes our total revenue, net transportation and other revenue (in thousands):

	Quarter ended September 30,		Change

	2004	2003	Amount	Percent
	Restated	Restated

Total revenue	$109,711	$65,508	$44,203	67.5%

Transportation revenue	103,999	60,239	43,760	72.6%
Cost of transportation	84,638	47,555	37,083	78.0%

Net transportation revenue	19,361	12,684	6,677	52.6%
Net transportation margin	18.6%	21.1%
Customs brokerage	1,683	3,252	(1,569)	(48.2)%
Warehousing and other value added services	4,029	2,017	2,012	99.8%

Total net revenue	$25,073	$17,953	$7,120	39.7%

Net revenue margin	22.9%	27.4%

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

Net transportation revenue was $19.4 million in the third quarter of 2004, an increase of 52.6% over net transportation revenue of $12.7 million in the third quarter of 2003. $1.6 million, or 24.3% of the increase in net transportation revenue, was attributable to same store growth with $5.1 million, or 75.7% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $8.9 million in net transportation revenue for the third quarter of 2004, an increase of $0.3 million from the same prior year period.  The increase was primarily attributable to higher transportation margins offset by low margin transportation business under a broad services contract with a large customer and higher fuel surcharges absorbed by the business.  The International Services platform delivered $10.4 million in net transportation revenue for the third quarter of 2004, a period over period improvement of $6.4 million or 157.5%, with $1.9 million of the increase coming from same store growth and the remaining $4.5 million improvement attributed to acquisitions.

Net transportation margin decreased to 18.6% for the third quarter of 2004 from 21.1% for the third quarter of 2003 primarily driven by the change in revenue mix resulting from the acquisitions within the International Services platform which generally operate at lower margins than those in the Domestic Services platform.  For the third quarter of 2004, net transportation margin for the Domestic Services platform increased to 25.8% from 25.4% tied primarily to higher margins in our automotive business offset by low margin transportation business under a broad services contract with a large customer and higher fuel surcharges absorbed by the business. For the International Services platform, net transportation margin has declined in line with previous expectations to 15.0% from 15.4% as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of the airfreight business.

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

Net revenue was $25.1 million in the third quarter of 2004, an increase of 39.7% over net revenue of $18.0 million in the third quarter of 2003. $2.0 million, or 28.3% of the increase in net revenue, was attributable to same store growth, with $5.1 million, or 71.7% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $12.3 million in net revenue for the third quarter of 2004, an improvement of $1.9 million or 18.7% over the same prior year period with the increase coming from same store growth. The International Services platform delivered $12.8 million in net revenue for the third quarter of 2004, a period over period improvement of $5.2 million

Back to Index

or 68.1%, with $0.8 million of the increase coming from same store growth and the remaining $4.4 million improvement attributed to acquisitions.

Net revenue margin decreased to 22.9% for the third quarter of 2004 compared to 27.4% for the same prior year period primarily as a result of the change in revenue mix resulting from the recent acquisitions within the International Services platform, which generally operate at lower margins than those in the Domestic Services platform.  Net revenue margin at Domestic Services increased to 32.3% from 28.9% driven by growth in other value added services provided in connection with the start-up of a significant new account offset by higher fuel surcharges absorbed by the business.  For the International Services platform, net revenue margin declined in line with previous expectations to 17.9% from 25.6% as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers, which were absorbed by the business, as well as the impact of the Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of its airfreight business.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Quarter ended September 30,

	2004 Restated		2003 Restated		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenue	$25,073	100.0%	$17,953	100.0%	$7,120	39.7%

Personnel costs	12,161	48.5%	9,143	50.9%	3,018	33.0%
Other selling, general and administrative costs	10,047	40.1%	5,817	32.4%	4,230	72.7%
Depreciation and amortization	1,040	4.1%	719	4.0%	321	44.6%
Litigation settlement and nonrecurring costs	—	0.0%	429	2.4%	(429)	(100.0)%

Total operating costs	23,248	92.7%	16,108	89.7%	7,140	44.3%

Income from operations	1,825	7.3%	1,845	10.3%	(20)	(1.1)%
Interest income	16	0.0%	9	0.0%	7	77.8%
Interest expense	(191)	(0.8)%	(130)	(0.7)%	(61)	(46.9)%
Other expense	(34)	(0.1)%	(94)	(0.5)%	60	63.8%

Income from continuing operations before income tax expense and minority interest	1,616	6.4%	1,630	9.1%	(14)	(0.9)%
Income tax expense	964	3.8%	237	1.3%	727	306.8%

Income from continuing operations before minority interest	652	2.6%	1,393	7.8%	(741)	(53.2)%
Minority interest	546	2.2%	85	0.5%	461	542.4%

Income from continuing operations	106	0.4%	1,308	7.3%	(1,202)	(91.9)%
Loss from discontinued operations, net of tax	(50)	(0.2)%	—	0.0%	(50)	NM

Net income	$56	0.2%	$1,308	7.3%	$(1,252)	(95.7)%

Back to Index

Personnel costs were $12.1 million for the third quarter of 2004, an increase of 33.0% over $9.1 million for the third quarter of 2003. $1.4 million or 45.8% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $1.6 million or 54.2% of the increase attributable to increased costs in the base business including health insurance and temporary labor costs. Personnel costs in the Domestic Services platform were $6.3 million for the third quarter of 2004, an increase of 11.9% over the third quarter of 2003.  Personnel costs in the International Services platform were $5.8 million in the third quarter of 2004, an increase of 67.1% over the third quarter of 2003.  Personnel costs as a percentage of net revenue decreased to 48.5% in the third quarter of 2004 from 50.9% in the third quarter of 2003.  This decrease was driven primarily by lower labor costs in acquired businesses partially offset by increased health insurance and temporary labor costs relative to net revenue growth.  Compared to September 30, 2003, headcount increased by 440 to a total of 1,178 with 306 added in operations, 37 added in sales and marketing and 97 added in financial and administrative services.  Domestic Services headcount was 495 at September 30, 2004 compared with 441 at September 20, 2003.  International Services headcount was 683 at September 30, 2004 compared with 297 at September 30, 2003.

Other selling, general and administrative costs were $10.0 million for the third quarter of 2004, an increase of 72.7% over $5.8 million for the third quarter of 2003. $1.3 million or 30.2% of the increase is attributable to incremental costs assumed as part of our acquisition program with $2.9 million or 69.8% of the increase attributable to increased costs of the base business including technology related costs and increased expenses for leased equipment and facilities to support a broad services contract with a large customer. As a percentage of net revenue, other selling, general and administrative costs increased to 40.1% in the third quarter of 2004 from 32.4% in the third quarter of 2003.  This increase is primarily due to our Offshore expansion where emerging operations are building their revenue base and our Domestic Services platform where costs were incurred to support customer contracts for facilities, equipment and technology, along with higher administrative expenses.

Depreciation and amortization was $1.0 million in the third quarter of 2004, an increase of 44.6% over $0.7 million in the third quarter of 2003.  Depreciation and amortization as a percentage of net revenue increased to 4.1% compared to 4.0% in the third quarter of 2003.  These increases are primarily due to the amortization of acquired intangible assets which have increased due to our acquisitions in Asia and South America subsequent to September 30, 2003.

Litigation settlement and non-recurring costs in the third quarter of 2003 totaled approximately $0.4 million and relates to the SEC review and delayed effectiveness of a registration statement issued in connection with a March 2003 private placement

Income from operations was $1.8 million in the third quarter of 2004, approximately level with the third quarter of 2003. Income from operations as a percentage of net revenue was 7.3% for the third quarter of 2004 compared to 10.3% for the third quarter of 2003.

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

Net income was $0.1 million in the third quarter of 2004, compared to net income of $1.3 million in the third quarter of 2003.  Basic and diluted earnings per common share were each $0.00 for the third quarter of 2004 compared to basic and diluted earnings per share of $0.04 and $0.03 per common share, respectively, for the third quarter of 2003.

Nine months ended September 30, 2004 compared to nine  months ended September 30, 2003

The following table summarizes our total revenue, net transportation and other revenue (in thousands):

	Nine months ended September 30,		Change

	2004 Restated	2003 Restated	Amount	Percent

Total revenue	$256,405	$150,414	$105,991	70.5%

Transportation revenue	239,633	138,601	101,032	72.9%
Cost of transportation	195,516	108,581	86,935	80.1%

Net transportation revenue	44,117	30,020	14,097	47.0%
Net transportation margin	18.4%	21.7%
Customs brokerage	6,784	7,294	(510)	(7.0)%
Warehousing and other value added services	9,988	4,519	5,469	121.0%

Total net revenue	$60,889	$41,833	$19,056	45.6%

Net revenue margin	23.7%	27.8%

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

Net transportation revenue was $44.1 million in the first nine months of 2004, an increase of 47.0% over net transportation revenue of $30.0 million in the first nine months of 2003. $3.3 million, or 23.4% of the increase in net transportation revenue, was attributable to same store growth with $10.8 million, or 76.6% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $23.8 million in net transportation revenue for the first nine months of 2004, an improvement of $2.0 million or 9.4% over the prior year period with all of the growth activity coming from acquisitions. The International Services platform delivered $20.3 million in net transportation revenue for the first nine months of 2004, a period over period improvement of $12.1 million or 146.5%, with $2.9 million of the increase coming from same store growth and the remaining $9.2 million improvement attributed to acquisitions.

Net transportation margin decreased to 18.4% for the first nine months of 2004 from 21.7% for the first nine months of 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform.  For the first nine months of 2004, net transportation margin for the Domestic Services platform declined to 24.6% from 25.9% tied primarily to the low-margin contract that the Company exited late in the second quarter of 2004, higher fuel surcharges absorbed by the business and the impact of new business within the automotive and retail sectors which carry a lower margin. For the International Services platform, net transportation margin has declined in line with previous expectations to 14.2% from 15.1% for the first nine months of 2003 as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers, which were absorbed by the business, as well as the impact of the Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of its airfreight business.

Customs brokerage and other value added services revenue was $16.8 million in the first nine months of 2004, an increase of 42.0% over $11.8 million in the first nine months of 2003.  $4.6 million or 92.0% of the increase was attributable to same store growth, with $0.4 million, or 8.0% of the increase attributable to acquisitions.  The Domestic Services platform delivered $8.7 million in other value added services revenue, an improvement of $5.0 million or 136.4% over the same prior year period with $4.6 million of the increase coming from same store growth driven by the start-up of a significant new key account and the remaining $0.4 million in growth coming from acquisitions.  The International Services platform delivered $8.1 million in customs brokerage and other value added revenue, level with the same prior year period.

Net revenue was $60.9 million in the first nine months of 2004, an increase of 45.6% over net revenue of $41.8 million in the first nine months of 2003. $7.9 million or 41.2% of the increase in net revenue was attributable to same store growth, with $11.2 million, or 58.8% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $32.5 million in net revenue for the first nine months of 2004, an improvement of $7.0 million or 27.7% over the same prior year

Back to Index

period with $5.0 million of the increase coming from same store growth with the remaining $2.0 million in growth coming from acquisitions. The International Services platform delivered $28.4 million in net revenue for the first nine months of 2004, a period over period improvement of $12.0 million or 73.4%, with $2.8 million of the increase coming from same store growth and the remaining $9.2 million improvement attributed to acquisitions.

Net revenue margin decreased to 23.7% for the first nine months of 2004 compared to 27.8% for the same prior year period primarily driven by the change in revenue mix resulting from the acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform.  Net revenue margin at Domestic Services increased  to 30.7% from 29.0% with a decrease in net transportation margin offset by growth in other value added services provided in connection with the start-up of a significant new account.  For the International Services platform, net revenue margin declined in line with previous expectations to 18.8% from 26.1% as a result of increased costs from the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction.  Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of the airfreight business.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Nine months ended September 30,

	2004 Restated		2003 Restated		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenue	$60,889	100.0%	$41,833	100.0%	$19,056	45.6%

Personnel costs	32,931	54.1%	22,709	54.3%	10,222	45.0%
Other selling, general and administrative costs	25,778	42.3%	16,178	38.7%	9,600	59.3%
Depreciation and amortization	3,024	5.0%	1,880	4.5%	1,144	60.9%
Litigation settlement and nonrecurring costs	—	—	1,179	2.8%	(1,179)	(100.0)%

Total operating costs	61,733	101.4%	41,946	100.3%	19,787	47.2%

Loss from operations	(844)	(1.4)%	(113)	(0.3)%	(731)	(646.9)%
Provision for excess earn-out payments	(3,075)	(5.1)%	(1,270)	(3.0)%	(1,805)	(142.1)%
Interest income	29	0.1%	34	0.1%	(5)	(14.7)%
Interest expense	(299)	(0.5)%	(130)	(0.3)%	(169)	(130.0)%
Other expense	(69)	(0.1)%	(35)	(0.1)%	(34)	(100.0)%

Loss from continuing operations before income tax expense and minority interest	(4,258)	(7.0)%	(1,514)	(3.6)%	(2,744)	(181.2)%
Income tax expense	1,607	2.6%	542	1.3%	1,065	196.5%

Loss from continuing operations before minority interest	(5,865)	(9.6)%	(2,056)	(4.9)%	(3,809)	(185.3)%
Minority interest	1,098	1.8%	85	0.2%	1,013	1,191.8%

Loss from continuing operations	(6,963)	(11.4)%	(2,141)	(5.1)%	(4,822)	(225.2)%
Loss from discontinued operations	(50)	(0.1)%	(355)	(0.9)%	305	85.9%

Net loss	$(7,013)	(11.5)%	$(2,496)	(6.0)%	$(4,517)	(181.0)%

Back to Index

Personnel costs were $32.9 million for the first nine months of 2004, an increase of 45.0% over $22.7 million for the first nine months of 2003. $4.1 million or 40.4% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $6.1 million or 59.6% of the increase attributable to increased costs in the base business including health insurance and temporary labor costs. Personnel costs in the Domestic Services platform were $18.6 million for the first nine months of 2004, an increase of 30.1% over the first nine months of 2003.  Personnel costs in the International Services platform were $14.3 million in the first nine months of 2004, an increase of 70.6% over the first nine months of 2003.  Personnel costs as a percentage of net revenue decreased to 54.1% in the first nine months of 2004 compared to 54.3% in the first nine months of 2003.  This was driven by lower labor costs in acquired businesses offset by higher temporary labor and health insurance costs.  Compared to September 30, 2003, headcount increased by 440 to a total of 1,178 with 306 added in operations, 37 added in sales and marketing and 97 added in financial and administrative services.  Domestic Services headcount was 495 at September 30, 2004 compared to 441 at September 20, 2003.  International Services headcount was 683 at September 30, 2004 compared to 297 at September 30, 2003.

Other selling, general and administrative costs were $25.8 million for the first nine months of 2004, an increase of 59.3% over $16.2 million for the first nine months of 2003. $3.1 million or 32.3% of the increase is attributable to incremental costs assumed as part of our acquisition program with $6.5 million or 67.7% of the increase attributable to increased costs of the base business including technology related costs and increased expenses for leased equipment and facilities to support a broad services contract with a large customer. As a percentage of net revenue, other selling, general and administrative costs increased to 42.3% in the first nine months of 2004 from 38.7% in the first nine months of 2003.  This increase is primarily due to non-recurring charges incurred in the first quarter of 2004 related to bad debts, communication and technology costs and higher than expected costs related to our Sarbanes-Oxley compliance initiatives.

Depreciation and amortization was $3.0 million in the first nine months of 2004, an increase of 60.9% over $1.9 million in the first nine months of 2003.  This increase is primarily due to the amortization of acquired intangible assets which have increased due to our acquisitions in Asia and South America subsequent to September 30, 2003.  Depreciation and amortization as a percentage of net revenue increased to 5.0% compared to 4.5% in the first nine months of 2003 due to increased amortization of acquired intangible assets.

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

Back to Index

Loss from operations was $0.8 million in the first nine months of 2004, compared to $0.1 million for the first nine months of 2003. Loss from operations as a percentage of net revenue was 1.4% for the first nine months of 2004 compared to 0.3% for the first nine months of 2003.

Provision for excess earnout payments represents a valuation adjustment for amounts paid to former shareholders of acquired companies that, as a result of the restatement of our financial performance for 2003, was in fact in excess of the amount that would have been paid out based upon the restated financial results for 2003.  Due to differing interpretations by the Company and the selling shareholders of the earn-out provisions of the purchase agreements, the Company has determined that the resulting receivable from the former shareholders should be fully reserved for.  If in the future, excess amounts paid are recovered, those proceeds would be reflected as other income on the Company’s statement of operations.

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

The net loss was $7.0 million in the first nine months of 2004, compared to a net loss of $2.5 million in the first nine months of 2003.  Basic and diluted loss per common share were $0.17 for the first nine months of 2004 compared to basic and diluted loss per share of $0.09 for the first nine months of 2003.

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

The restructuring initiative will include the rationalization of facilities, systems and personnel within the U.S.  Some of these initiatives have been undertaken but much remains to be defined and implemented.  This initiative will result in a material charge which will negatively impact the Company’s financial results in the fourth quarter of 2004 and the first quarter of 2005.  We will provide guidance in the future, but only after our plan is fully implemented and the newly streamlined operations have been functioning for a reasonable period of time.  This moratorium on financial

Back to Index

performance guidance will be in effect for 2005 and perhaps beyond.  All previously issued financial guidance did not reflect the impact of the restatement or restructuring discussed above, nor was management aware of the issues giving rise to the restatement at the time that the previously issued guidance was provided.  For these reasons, previously issued guidance relative to operating results for 2004 and 2005 is hereby withdrawn.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $2.2  million and $3.1 million as of September 30, 2004 and December 31, 2003, respectively. Working capital totaled $3.3 million and $13.1 million at September 30, 2004 and December 31, 2003, respectively.

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

On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target (“United American’s tier-two earn-out”). Under United American’s tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments.  Based upon increased costs of purchased transportation as a result of the restatements and the Company’s interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 is $1.5 million compared to

Back to Index

the previously calculated amount of $2.4 million.  The Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due.  As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders.  The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003.  Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill.  At December 31, 2003, the excess earn-out payments related to the 2002 results of operations have been fully reserved because of differing interpretations by the Company and the selling shareholders of the earn-out provisions of the purchase agreement.  However, the Company will seek the refund of such excess payments.

On June 20, 2003, through our indirect wholly owned subsidiary, Stonepath Logistics Government Services, we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. The Company also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earned $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003, however no payment was required based on Regroup’s actual results. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target (“Regroup’s tier-two earn-out”). Under Regroup’s tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.

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

The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year as if pre-tax earning targets associated with each acquisition were achieved although the Company does not expect the Domestic Services pre-tax earnings levels to be fully achieved (in thousands)(1)(2) :

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

The Company is a defendant in a number of legal proceedings, including a consolidated class action and a derivative action, all of which relate primarily to the restatement of the Company’s financial statements. These proceedings are further described in Part II, Item I of this Form 10-Q.   Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company’s overall financial condition, could adversely affect the Company’s results of operations in the period recorded.

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

In connection with the preparation of the Company’s June 30, 2004 consolidated financial statements, the Company’s management determined that Stonepath Logistics Domestic Services, Inc. (“SLDS”) did not follow the Company’s designed disclosure controls and procedures to report a potential weakness in the methodology used by SLDS to estimate its accrued cost of purchased transportation.  Based on its initial analysis at that time, the Company recorded an immaterial increase to SLDS’ cost of transportation.  The Company’s management believes that the failure of SLDS to follow the designed disclosure and control procedures in and of itself constitutes a material weakness as defined under standards established by the American Institute of Certified Public Accountants.   The Company

Back to Index

has implemented changes in its estimating procedures and its processes for recognizing differences between actual and estimated costs to assure the proper recognition of purchased transportation costs.

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

In the course of its review of the process error related to the under accrual of purchased transportation, the Company also identified two additional process errors related to revenue transactions and one related to the processing of loss and damage claims, all within the Domestic Services segment.  At its Detroit location, the Company identified a billing error in which the operating unit was invoicing one of its automotive customers at rates which had been approved by a customer representative who did not have the authority to do so.  This customer billing error caused the Company to overstate its revenues.  The locations also identified loss and damage claims in the fourth quarter that related to the fiscal quarter of 2004 and accordingly restated for those claims. At its Minneapolis location, the Company identified an accounting error related to revenue recognition and depreciation that originated during the second quarter of 2004.  Upon billing to a customer for certain capital equipment purchased in connection with the launch of a new distribution center for that customer, the unit recognized the revenue immediately rather than over the two-year life of the contract and had depreciated the capital equipment over its useful life rather than matching it to the life of the contract.  The Company believes that the presence of the billing error, the accounting error, and the company’s recognition of loss and damage claims in the first quarter of 2004 each constitute a reportable condition as defined under standards established by the American Institute of Certified Public Accountants.

In response to the reportable conditions and material weakness in the preceding two paragraphs, the Company is taking the following actions.  With regards to the purchased transportation accrual issue, the Company has altered its methods to recognize the difference between actual costs of transportation and estimates for such costs on a timely basis.  With respect to the revenue recognition and claims errors, management of the units in question have been advised as to the proper treatment of similar transactions in the future.

The Company has restated all of its financial statements for the first three quarters of 2004, 2003, 2002 and 2001 to correct the processing errors related to its purchased transportation accrual, the customer billings, revenue recognition, loss and damage claim costs and to reflect the related income tax effects.  In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatement.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures in connection with the filing of its initial Quarterly Report on Form 10-Q based upon the information available at that time and concluded that the Company’s disclosure controls and procedures were effective. In connection with the preparation of this Form 10-Q/A, the Company has carried out an additional evaluation of the effectiveness of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, taking into account the reportable conditions and material weaknesses described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as a result of the remedial measures implemented by the Company, the Company’s disclosure controls and procedures are effective.

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

Part II.     OTHER INFORMATION

Item 1.     Legal Proceedings

The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004.  Also named as defendants in these actions were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain.  These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515.  The plaintiffs initially sought to represent a class of purchasers of the Company’s shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  These claims were based upon the

Back to Index

allegation that certain public statements made during the period from May 7, 2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs.  The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Court has consolidated the eight lawsuits into a single action and the lead plaintiff has filed an amended complaint. The amended complaint seeks to represent a class of purchasers of the Company’s shares between March 29, 2002 and September 20, 2004 based upon public statements made during that period. The Company and the individual defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against them.

The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams, and Frank Palma, officer Thomas L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims are based upon the allegation that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 to the present, were materially misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, the recovery of bonuses and incentive-based or equity-based compensation received by Mr. Pelino and Mr. Crain from 2001 through 2004, restitution, attorneys’ fees and costs, and further relief as may be determined by the Court. The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

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

Victoria Tkach, a former employee of UAF and Stonepath Logistics Domestic Services, Inc. has filed a complaint against Stonepath Logistics Domestic Services, Inc., the Company, and UAF seeking damages in excess of $75,000 and relief from her covenant not to compete. The complaint alleges sexual harassment and retaliation by the defendants. The defendants believe that Ms. Tkach’s claims are without merit and intend to vigorously defend against them.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Effective October 27, 2004,  a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a Term Credit Agreement (the “Term Credit Agreement”) with Hong Kong Central League Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender. The Term Credit Agreement provides Asia Holdings with the right to borrow an initial amount of $3.0 million and up to an additional $7.0 million upon the satisfaction of certain conditions. The obligations of Asia Holdings under the Term Credit Agreement are secured by floating charges on the foreign accounts receivable of three of its subsidiaries, Planet Logistics Express (Singapore) Pte. Ltd., GLink Express (Singapore) Pte. Ltd., and Stonepath Logistics (Hong Kong) Limited. Asia Holdings borrowed $3.0 million on November 4, 2004 and $2.0 million on February 16, 2005. There is no assurance that the remaining $5.0 million will be available to Asia Holdings under the Term Credit Agreement. All borrowings under the Term Credit Agreement bear interest at an annual rate of 15% and must be repaid on or before November 4, 2005. The obligation to repay the borrowings under the Term Credit Agreement may be accelerated by the Lender upon the occurrence of events of default customary for loan transactions. Stonepath Group, Inc has guaranteed the obligations of Asia Holdings under the Term Credit Agreement pursuant to the terms of the Guaranty dated as of October 27, 2004 (the “Guaranty”) by Stonepath Group, Inc. in favor of the Lender.

On September 20, 2004, the Company announced that its financial statements for 2003 and the first and second quarters of 2004 needed to be restated and should not be relied upon.  Since September 20, 2004, the Company has analyzed its costs of purchased transportation, certain revenue transactions, and the resulting income tax and other effects.  The effects of the restatements have been reflected in this Form 10-Q/A.

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

Back to Index

Item 6.     Exhibits

The following exhibits are included herein:

10.20
Term Credit Agreement dated as of October 27, 2004 (the “Term Credit Agreement”) by and among Stonepath Holdings (Hong Kong) Limited, Hong Kong Central League Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender.(1)

10.21	Guaranty dated as of October 27, 2004 by Stonepath Group, Inc. in favor of Hong Kong Central League Credit Union.(1)

12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1)   Incorporated by reference to the Company’s Form 10-Q for the third quarter ended September 30, 2004, filed on January 6, 2005.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEPATH GROUP, INC.

Date: February 24, 2005	/s/ JASON TOTAH

Jason Totah
Chief Executive Officer

Date: February 24, 2005	/s/ THOMAS L. SCULLY

Thomas L. Scully Chief Financial Officer, Vice President and Controller (Principal Financial and Accounting Officer)