Form 10-Q/A
period 2004-03-31
STONEPATH GROUP INC
filed 2005-03-16
CIK 1093546

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

                              STONEPATH GROUP, INC.

                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
Part I.          FINANCIAL INFORMATION.................................................................................1

         Item 1. Financial Statements (Unaudited) .....................................................................1

                 Condensed Consolidated Balance Sheets
                 at March 31, 2004 (Restated) and December 31, 2003 ...................................................1

                 Consolidated Statements of Operations
                 Three months ended March 31, 2004 (Restated) and March 31, 2003 (Restated)............................2

                 Consolidated Statements of Cash Flows
                 Three months ended March 31, 2004 (Restated) and 2003 (Restated)......................................3

                 Notes to Unaudited Consolidated Financial Statements..................................................4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................28

         Item 4. Controls and Procedures..............................................................................28


Part II.         OTHER INFORMATION....................................................................................31

         Item 1. Legal Proceedings....................................................................................31

         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....................33

         Item 3. Defaults Upon Senior Securities......................................................................33

         Item 4. Submission of Matters to a Vote of Security Holders..................................................33

         Item 5. Other Information....................................................................................33

         Item 6. Exhibits and Reports on Form 8-K.....................................................................34


         SIGNATURES...................................................................................................36

                               Introductory Note

On September 20, 2004, Stonepath Group, Inc. (the "Company") announced that its financial statements for 2003 and the first and second quarters of 2004 needed to be restated and should not be relied upon. On February 11, 2005, the Company filed its Form 10-K/A for the year ended December 31, 2003 which included restated consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. This Form 10-Q/A reflects restated amounts for the first quarter of 2004 and 2003, together with a description of events occurring subsequent to the filing of Form 10-Q for the first quarter of 2004 related to such restatement. Accordingly, all notes to the financial statements are as of March 31, 2004 unless otherwise indicated. In addition, Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been updated as has Item 4 of Part I, Controls and Procedures.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              STONEPATH GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                            March 31, 2004   December 31, 2003
                                                                            --------------   -----------------
                                                                               Restated          Restated
                                                                              (See Note 2)      (See Note 2)
                                     Assets

Current assets:
  Cash and cash equivalents                                                 $   4,054,784     $    3,074,151
  Accounts receivable, net                                                     46,872,985         38,250,610
  Other current assets                                                          3,815,323          2,231,297
                                                                            -------------     --------------

    Total current assets                                                       54,743,092         43,556,058

Goodwill and acquired intangibles, net                                         40,609,682         38,284,824
Furniture and equipment, net                                                    8,293,749          7,062,956
Other assets                                                                    1,168,959          1,364,917
                                                                            -------------     --------------

                                                                            $ 104,815,482     $   90,268,755
                                                                            =============     ==============

                        Liabilities and Stockholders' Equity

Current liabilities:
  Line of credit-bank                                                       $   8,623,305     $           --
  Accounts payable                                                             30,480,881         22,412,287
  Accrued expenses                                                              7,326,644          3,797,530
  Earn-out payable                                                              1,157,738          3,548,534
  Capital lease obligation                                                        796,049            671,197
                                                                            -------------     --------------

    Total current liabilities                                                  48,384,617         30,429,548

Capital lease obligation, net of current portion                                1,225,335          1,134,815
Deferred tax liability                                                          1,156,600          1,035,600
                                                                            -------------     --------------

      Total liabilities                                                        50,766,552         32,599,963
                                                                            -------------     --------------

Minority interest                                                               2,087,100          1,345,790
                                                                            -------------     --------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
    Series D Convertible, issued and outstanding: 192,807 and 310,480
    shares at 2004 and 2003, respectively                                             193                310
  Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 39,943,477 and 37,449,944 shares at 2004 and 2003,
    respectively                                                                   39,943             37,450
  Additional paid-in capital                                                  221,347,937        220,067,956
  Accumulated deficit                                                        (169,463,983)      (163,763,537)
  Accumulated other comprehensive income                                           37,740              1,997
  Deferred compensation                                                                --            (21,174)
                                                                            -------------     --------------

      Total stockholders' equity                                               51,961,830         56,323,002
                                                                            -------------     --------------

 Total liabilities and stockholders' equity                                 $ 104,815,482     $   90,268,755
                                                                            =============     ==============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                    2004               2003
                                                                                    ----               ----
                                                                                  Restated           Restated
                                                                                (See Note 2)       (See Note 2)

Total revenue                                                                   $  60,224,390      $  38,572,441
Cost of transportation                                                             43,472,712         26,634,489
                                                                                -------------      -------------

Net revenue                                                                        16,751,678         11,937,952


Personnel costs                                                                     9,897,742          6,563,080
Other selling, general and administrative costs                                     8,308,401          4,302,373
Depreciation and amortization                                                         850,836            589,778
Litigation settlement                                                                      --            750,000
                                                                                -------------      -------------

Loss from operations                                                               (2,305,301)          (267,279)

Other income (expense)
  Provision for excess earn-out payments                                           (3,075,190)        (1,270,141)
  Interest income (expense), net                                                      (35,739)            14,767
  Other income (expense), net                                                         (15,508)            14,740
                                                                                -------------      -------------

Loss before income tax expense and minority interest                               (5,431,738)        (1,507,913)
Income tax expense                                                                    199,100            149,021
                                                                                -------------      -------------
Loss before minority interest                                                      (5,630,838)        (1,656,934)
Minority interest                                                                      69,608                 --
                                                                                -------------      -------------

Net loss                                                                        $  (5,700,446)     $  (1,656,934)
                                                                                =============      =============

Basic and diluted loss per common share                                         $       (0.15)     $       (0.07)
                                                                                =============      =============

Basic and diluted weighted average common shares outstanding                       38,385,489         24,764,810
                                                                                =============      =============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                    2004               2003
                                                                                    ----               ----
                                                                                  Restated           Restated
                                                                                (See Note 2)       (See Note 2)
Cash flow from operating activities:
Net loss                                                                        $  (5,700,446)     $  (1,656,934)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Deferred income taxes                                                               121,000                 --
  Depreciation and amortization                                                       850,836            589,778
  Minority interest in income of subsidiaries                                          69,608                 --
  Stock-based compensation                                                             21,174             23,808
  Loss on disposal of furniture and equipment                                          10,450                 --
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                               4,997,308          2,388,606
  Other assets                                                                         17,686             32,107
  Accounts payable and accrued expenses                                            (3,246,478)        (3,318,166)
                                                                                -------------      -------------

         Net cash used in operating activities                                     (2,858,862)        (1,940,801)
                                                                                -------------      -------------

Cash flows from investing activities:
  Purchases of furniture and equipment                                             (1,081,720)        (1,734,218)
  Acquisition of business, net of cash acquired                                    (2,334,012)           (70,000)
  Payment of earn-out                                                              (2,390,796)        (1,549,009)
  Loans made                                                                          (75,000)                --
                                                                                -------------      -------------

         Net cash used in investing activities                                     (5,881,528)        (3,353,227)
                                                                                -------------      -------------

Cash flows from financing activities:
  Proceeds from line of credit                                                      8,623,305                 --
  Issuance of common stock, net of costs                                                   --          5,674,473
  Issuance of common stock upon exercise of options and warrants                    1,237,357             22,500
  Principal payments on capital lease                                                (175,382)                --
                                                                                -------------      -------------

         Net cash provided by financing activities                                  9,685,280          5,696,973
                                                                                -------------      -------------

  Effect of foreign currency translation                                               35,743                 --
                                                                                -------------      -------------

         Net increase in cash and cash equivalents                                    980,633            402,945

Cash and cash equivalents at beginning of period                                    3,074,151          2,266,108
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $   4,054,784      $   2,669,053
                                                                                =============      =============

Cash paid for interest                                                          $      45,256      $          --
                                                                                =============      =============

Cash paid for income taxes                                                      $      51,261      $      33,224
                                                                                =============      =============

Supplemental disclosure of non-cash investing and financing activities:
  Increase in furniture and equipment and capital lease obligation              $     390,754      $          --
  Increase in common stock from conversion of Series D preferred stock          $         117      $          --


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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

(2) Restatement

On February 11, 2005, the Company filed its Form 10-K/A for the year ended December 31, 2003 which included restated consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. Those restated consolidated financial statements reflected adjustments to purchased transportation costs, certain revenue transactions, earn-out costs and resultant income tax effects. Such items also impacted the first quarter of 2004. In connection with the preparation of its consolidated financial statements for the year ended December 31, 2004, the Company also identified an understatement of certain claims expenses amounting to $251,000 which pertained to the first quarter of 2004. The accompanying consolidated financial statements as of March 31, 2004 and for the three-month period then ended have been restated to reflect the effect of these adjustments. The effects of these restatements on previously reported consolidated financial statements as of December 31, 2003 and March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are summarized below.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004


                                                                                December 31, 2003
                                                                         -------------------------------
                                                                         As Previously
                                                                            Reported        As Restated
                                                                         -------------     -------------
Select Balance Sheet Data:
   Accounts receivable, net                                              $  38,470,366     $  38,250,610
   Total current assets                                                     43,775,834        43,556,058
   Goodwill and acquired intangibles, net                                   42,540,104        38,284,824
   Deferred taxes                                                            1,695,000            --
   Total assets                                                             96,438,811        90,269,755
   Accounts payable                                                         16,119,014        22,412,287
   Accrued expenses                                                          4,030,192         3,797,530
   Earn-out payable                                                          6,623,724         3,548,534
   Total current liabilities                                                27,444,127        30,429,548
   Deferred tax liability                                                          --          1,035,600
   Total liabilities                                                        28,578,942        32,599,963
   Accumulated deficit                                                    (153,572,460)     (163,763,537)
   Total stockholders' equity                                               66,514,079        56,323,002
   Total liabilities and stockholders' equity                               96,438,811        90,268,755


                                                                                  March 31, 2004
                                                                         -------------------------------
                                                                         As Previously
                                                                            Reported        As Restated
                                                                         -------------     -------------
Select Balance Sheet Data:
   Accounts receivable, net                                              $  47,402,077     $  46,872,985
   Other current assets                                                      4,432,223         3,815,323
   Total current assets                                                     55,889,084        54,743,092
   Goodwill and acquired intangibles, net                                   44,864,962        40,609,682
   Deferred taxes                                                            1,574,000            --
   Total assets                                                            111,790,754       104,815,482
   Accounts payable                                                         23,506,131        30,480,881
   Total current liabilities                                                41,409,867        48,384,617
   Deferred tax liability                                                          --          1,156,600
   Total liabilities                                                        42,635,202        50,766,552
   Accumulated deficit                                                    (154,357,361)     (169,463,983)
   Total stockholders' equity                                               67,068,452        51,961,830
   Total liabilities and stockholders' equity                              111,790,754       104,815,482

                                                                         Three Months Ended March 31, 2004
                                                                         ---------------------------------
                                                                          As Previously
                                                                             Reported       As Restated
                                                                           -----------     -------------
Select Statement of Operations Data:
   Revenue                                                                 $60,533,707     $  60,224,390
   Cost of transportation                                                   42,809,574        43,472,712
   Net revenue                                                              17,724,133        16,751,678
   Other selling, general and administrative costs                           8,057,401         8,308,401
   Loss from operations                                                     (1,081,846)       (2,305,301)
   Provision for excess earn-out payments                                        --           (3,075,190)
   Loss before income tax expense (benefit) and minority interest           (1,133,093)       (5,431,738)
   Income tax expense (benefit)                                               (417,800)          199,100
   Loss before minority interest                                              (715,293)       (5,630,838)
   Net loss                                                                   (784,901)       (5,700,446)


   Basic and diluted loss per common share                                 $     (0.02)    $       (0.15)


                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004


                                                                         Three Months Ended March 31, 2004
                                                                         ---------------------------------
                                                                          As Previously
                                                                             Reported       As Restated
                                                                          -------------    -------------
Select Statement of Cash Flows Data:
   Net loss                                                                $  (784,901)    $  (5,700,446)
   Accounts receivable                                                       4,687,992         4,997,308
   Other assets                                                               (599,214)           17,686
   Accounts payable and accrued expenses                                    (4,160,617)       (3,246,882)
   Net cash provided by (used in) operating activities                         216,328        (2,858,862)
   Payment of earn-out                                                      (5,465,986)       (2,390,796)
   Net cash used in investing activities                                    (8,956,718)       (5,881,528)

                                                                         Three Months Ended March 31, 2003
                                                                         ---------------------------------
                                                                          As Previously
                                                                             Reported       As Restated
                                                                          -------------    -------------
Select Statement of Operations Data:
   Cost of transportation                                                  $26,388,801     $  26,634,489
   Net revenue                                                              12,183,640        11,937,952
   Loss from operations                                                        (21,591)         (267,279)
   Provision for excess earn-out payments                                         --          (1,270,141)
   Income (loss) before income tax expense and minority interest                 7,916        (1,507,913)
   Income tax expense                                                           15,221           149,021
   Loss before minority interest                                                (7,305)       (1,656,934)
   Net loss                                                                     (7,305)       (1,656,934)

   Basic and diluted loss per common share                                 $      --       $       (0.07)

                                                                         Three Months Ended March 31, 2003
                                                                         ---------------------------------
                                                                         As Previously
                                                                            Reported        As Restated
                                                                         -------------     -------------
Select Statement of Cash Flows Data:
   Net loss                                                              $      (7,305)    $  (1,656,934)
   Accounts payable and accrued expenses                                    (3,697,654)       (3,318,166)
   Net cash used in operating activities                                      (670,660)       (1,940,801)
   Payment of earn-out                                                      (2,819,150)       (1,549,009)
   Net cash used in investing activities                                    (4,623,368)       (3,353,227)

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

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


                                                    Three months ended March 31,
                                                    ----------------------------
                                                      Restated     Restated
                                                        2004         2003
                                                    ------------  -----------
Net loss:
As reported                                         $ (5,700,446) $(1,656,934)
Add: stock-based employee compensation expense
  included in reported net loss                           21,174       23,808
Deduct:  total stock-based compensation expense
  determined under fair value method for all awards   (2,154,238)    (941,387)
                                                    ------------  -----------

Pro forma net loss                                  $ (7,833,510) $(2,574,513)
                                                    ============  ===========

Basic and diluted loss per common share:
  As reported                                       $      (0.15) $     (0.07)
  Pro forma                                                (0.20)       (0.10)

(4) Recent Acquisitions

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
                                                                ============

The following unaudited pro forma information is presented as if the acquisition of Shaanxi had occurred on December 1, 2002, using the one month lag consolidation policy:

                                   March 31, 2004   March 31, 2003
                                   --------------   --------------
                                      Restated         Restated

        Revenue                      $  80,221        $  51,806
        Net loss                        (5,136)          (1,907)
        Loss per share:
         Basic and diluted           $   (0.13)       $   (0.08)


(5) Revolving Credit Facility

To ensure adequate financial flexibility, the Company has a $20,000,000 revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. We expect that the cash flow from operations of our subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with our acquisitions. Therefore, we anticipate that our primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At March 31, 2004 we had advances of $1,200,000 and approximately $7,400,000 in outstanding checks which have been classified as incremental borrowings. Based upon available collateral and net of $1,200,000 in advances under the Facility, outstanding letter of credit commitments and funds reserved for off-shore investments, there was approximately $12,200,000 available for borrowing under our Facility. In July 2004, the maximum availability under the Facility was increased to $25,000,000.

On July 28, 2004, the Company amended its Facility to provide a bridge loan with a principal amount of $5,000,000, a term of 120 days and interest at 200 basis points above the prime rate. The amendment modified certain financial covenants, including but not limited to, cash flow coverage ratio test, funded debt limitations and domestic and worldwide funded debt to consolidated EBITDA. The Company borrowed the full $5,000,000 available for the bridge loan on August 24, 2004 and subsequently repaid the bridge loan facility on November 26, 2004.

As discussed in Note 2, the Company has restated its consolidated financial statements. These restated amounts resulted in the technical default of certain financial covenants of the Facility. These defaults have been waived and the Company has entered into a further amended revolving credit facility dated November 17, 2004. This amendment reduces the Facility term from May 15, 2007 to January 31, 2006, reduces the maximum availability under the Facility from $25,000,000 to $22,500,000, establishes minimum quarterly EBITDA targets commencing in the quarter ending December 31, 2004, precludes acquisitions, eliminates LIBOR based borrowings, fixes the interest rate at the lender's prime rate plus 200 basis points and imposes semi-annual fees of $125,000 among other changes to the Facility.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

(6) Commitments and Contingencies

         On May 6, 2003, the Company elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although the Company believed that the plaintiffs' claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, paid $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying March 31, 2003 unaudited consolidated statement of operations.

         The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these actions were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn Crain. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The plaintiffs initially sought to represent a class of purchasers of the Company's shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon the allegation that certain public statements made during the period from May 7, 2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs sought compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Court has consolidated the eight lawsuits into a single action and the lead plaintiff has filed an amended complaint. The amended complaint seeks to represent a class of purchasers of the Company's shares between March 29, 2002 and September 20, 2004 based upon public statements made during that period. The Company and the individual defendants believe that the plaintiffs' claims are without merit and intend to vigorously defend against them.

         The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O'Connor-Abrams and Frank Palma, officer Thomas L. Scully, and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control and gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims are based upon the allegation that the defendants knew or should have known that the Company's public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 to the present, were materially misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, the recovery of bonuses and incentive-based or equity-based compensation received by Mr. Pelino and Mr. Crain from 2001 through 2004, restitution, attorneys' fees and costs, and further relief as may be determined by the Court. The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004


         The Company settled the suit brought by Emergent Capital Investment LLC in the United States District Court for the Southern District of New York in exchange for the payment by the Company of $50,000 in November 2004.

         On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions, Inc. ("UAF"), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5,100,000 and received the right to receive an additional $11,000,000 in four annual installments based upon UAF's performance in accordance with the Stock Purchase Agreement. Subject to the purchase, Stonepath Logistics Domestic Services, Inc. and Mr. Burke entered into an Employment Agreement. Mr. Burke's complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney's fees and interest. The defendants believe that Mr. Burke's claims are without merit and intend to vigorously defend against them.

         Victoria Tkach, a former employee of UAF and Stonepath Logistics Domestic Services, Inc. has filed a complaint against Stonepath Logistics Domestic Services, Inc., the Company and UAF, seeking damages in excess of $75,000 and relief from her covenant not to compete. The complaint alleges sexual harassment and retaliation by the defendants. The defendants believe that Ms. Tkach's claims are without merit and intend to vigorously defend against them.

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

During the three months ended March 31, 2004, non-employees exercised warrants for the purchase of 443,833 shares of the Company's common stock. The exercise price of all exercised warrants was $1.00 per share.

(8) Loss per Share

Basic loss per common share and diluted loss per common share are presented in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. For the three months ended March 31, 2004 and 2003, all stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted loss per common share are 10,821,405 and 8,666,447 at March 31, 2004 and 2003,
respectively. Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition are subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004. Accordingly, such shares have been excluded from the calculation of basic and diluted loss per common share for the three months ended March 31, 2004.

(9) Income Taxes

The components of income tax expense consist of the following:

                                 Three Months Ended March 31,
                                 ----------------------------
                                   Restated         Restated
                                     2004              2003
                                 ----------        ----------
          U.S. federal           $  105,100        $  112,200
          State                      26,900            29,000
          Foreign                    67,100             7,821
                                 ----------        ----------
                                 $  199,100        $  149,021
                                 ==========        ==========

As a result of historical losses related to investments in early-stage technology businesses which are unrelated to the Company's current activities and the Company's rapid expansion, the Company has accumulated net operating losses (NOLs). Due to the uncertainty surrounding the realization of the NOLs, the Company has placed a valuation allowance on its deferred tax assets. Income tax expense for the three-month periods ended March 31, 2004 and 2003 resulted primarily from non-U.S.-based earnings, state income taxes and deferred income taxes arising from the amortization of goodwill for income tax purposes.


(10) Segment Information

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

                                                             Three months ended March 31, 2004
                                              -------------------------------------------------------------
                                               Restated
                                               Domestic       International                       Restated
                                               Services         Services          Corporate         Total
                                              ----------     ----------------    ------------     ---------
Revenue from external customers                $ 34,695         $ 25,529          $    --         $  60,224
Intersegment revenue                                  8               12               --                20
Revenue from significant customer                11,761               --               --            11,761
Segment operating income (loss)                  (2,563)             258               --            (2,305)

Segment assets                                   42,948           57,059            4,808           104,815
Segment goodwill                                 19,551           12,366               --            31,917
Depreciation and amortization                       658              193               --               851
Capital additions                                   414              127              931             1,472

                                                             Three months ended March 31, 2003
                                              -------------------------------------------------------------
                                               Restated
                                               Domestic       International                       Restated
                                               Services         Services          Corporate         Total
                                              ----------     ----------------    ------------     ---------
Revenue from external customers               $  23,774         $ 14,798          $    --         $  38,572
Intersegment revenue                                 34               28               --                62
Revenue from significant customer                 9,835               --               --             9,835
Segment operating income (loss)                      17              466             (750)             (267)

Segment assets                                   37,269           14,056            1,809            53,134
Segment goodwill                                 14,039            5,002               --            19,041
Depreciation and amortization                       521               69               --               590
Capital additions                                   344               37            1,353             1,734

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):
                                                    Three months ended March 31,
                                                    ----------------------------
                                                     Restated
                                                       2004              2003
                                                     -------           -------
      Total revenue:

      United States                                  $52,936           $38,123
      Asia                                             6,071               449
      North America (excluding the
        United States)                                   124                --
      Europe                                             668                --
      Other                                              425                --
                                                     -------           -------
      Total                                          $60,224           $38,572
                                                     =======           =======

The following table presents long-lived assets by geographic area (in thousands):

                                                              March 31,
                                                    ----------------------------
                                                       2004              2003
                                                     -------           -------

      United States                                  $7,893            $4,731
      Asia                                              401                17
                                                     ------            ------
      Total long-lived assets                        $8,294            $4,748
                                                     ======            ======

(11) Subsequent Events

Effective November 17, 2004, we amended our revolving credit facility (the "Amended Facility") with LaSalle Business Credit, LLC in connection with securing waivers to the technical default resulting from our restated financial results. See Note 5 for a summary of changes in the Amended Facility.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

Effective October 27, 2004, Stonepath Holdings (Hong Kong) Limited ("Asia Holdings") entered into a $10,000,000 term credit facility with Hong Kong League Central Credit Union (the "Asia Facility") collateralized by the accounts receivable of the Company's Hong Kong and Singapore operations and an unsecured guarantee from Stonepath Group, Inc. The Asia Facility carries a term of one year and an interest rate of 15% for amounts outstanding thereunder. On November 4, 2004, Asia Holdings borrowed $3,000,000 under the Asia Facility.

On November 5, 2004, Asia Holdings distributed $1,045,000 in satisfaction of amounts due in connection with the working capital acquired in the Shaanxi transaction and repaid $1,500,000 of intercompany loans to Stonepath Group, Inc. which was applied to the $5,000,000 bridge loan facility.

On December 8, 2004, the Company received acceptance of its plan to regain compliance with the American Stock Exchange ("Amex") continued listing standards so long as such compliance was achieved by January 6, 2005. Amex has continued the Company's listing pursuant to the extension. Amex had previously notified the Company that it was not in compliance with the requirements of Section 134 and 1101 of the Amex Company Guide as a result of its failure to timely file its Form 10-Q for the period ended September 30, 2004. After consulting with its outside auditors and counsel, the Company chose not to file Form 10-Q when due until the Company had finalized its restatement process. This approach was abandoned when it became evident that KPMG LLP could not complete its audit within the time stipulated in the accepted plan to regain compliance. On January 6, 2005, the Company notified the Amex that completion of the audit by KPMG LLP had been delayed, but that it expected KPMG LLP to finalize its audit within the next few weeks. On January 28, 2005, the Company received notice from Amex that it had accepted the Company's updated plan of compliance dated January 6, 2005 and that it would continue the Company's listing pursuant to an extension until February 28, 2005. KPMG has completed its audit, and the Company filed its Form 10-K/A for the year ended December 31, 2003 on February 11, 2005. On February 25, 2005, the Company filed its Form 10-Q/A for the period ended September 30, 2004. On February 28, 2005, Amex notified the Company that it had regained compliance with the continued listing standards of Amex.

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

        Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth. There are a variety of risks associated with our ability to achieve our strategic objectives, including our present inability to make further acquisitions under the terms of our amended credit facility, our current reliance on a small number of key customers, the risks inherent in international operations, and the intense competition in our industry for customers. The business risks associated with these factors are identified or referred to above under our "Cautionary Statement for Forward-Looking Statements."

        Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers' freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer's time-definite needs (next day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

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

RESULTS OF OPERATIONS

         Quarter ended March 31, 2004 compared to quarter ended March 31, 2003

         The following table summarizes our total revenue, net transportation and other revenue (in thousands):

                                        Quarter ended March 31,
                                       ------------------------
                                                                          Change
                                                                    -------------------
                                          2004          2003         Amount    Percent
                                       ---------      ---------     --------- ---------
Total revenue                          $  60,224      $  38,572     $  21,652   56.1%
                                       =========      =========     =========


Transportation revenue                 $  55,045      $  35,780     $  19,265    53.8
Cost of transportation                    43,472         26,634        16,838    63.2
                                       ---------      ---------     ---------
Net transportation revenue                11,573          9,146         2,427    26.5
  Net transportation margin                21.0%          25.6%

Customs brokerage                          2,679          1,864           815    43.7
Warehousing and other
  value added services                     2,500            928         1,572   169.4
                                       ---------      ---------     ---------

              Total net revenue        $  16,752      $  11,938     $   4,814   40.3%
                                       =========      =========     =========
  Net revenue margin                       27.8%          30.9%
                                       =========      =========

         Total revenue was $60.2 million in the first quarter of 2004, an increase of 56.1% over total revenue of $38.6 million in the first quarter of 2003. $13.3 million or 61.5% of the increase in total revenue was attributable to organic growth with $8.3 million or 38.5% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $34.7 million in total revenue for the first quarter of 2004, an improvement of $10.9 million and 45.9% over the same prior year period with $8.4 million of the increase coming from same store growth and the remaining $2.5 million in revenue growth coming from acquisitions. The International Services platform delivered $25.5 million in total revenue for the first quarter of 2004, a year over year improvement of $10.7 million or 72.3%, with $4.9 million of the increase coming from same store growth and the remaining $5.8 million improvement attributed to acquisitions.

         Net transportation revenue was $11.6 million in the first quarter of 2004, an increase of 26.5% over net transportation revenue of $9.1 million in the first quarter of 2003. $0.8 million, or 34.2% of the increase in net transportation revenue, was attributable to same store growth with $1.6 million, or 65.8% of the increase, attributable to acquisitions. The Domestic Services platform delivered $8.4 million in net transportation revenue for the first quarter of 2004, an improvement of $1.2 million or 16.7% over the same prior year period, with $0.6 million of the increase coming from same store growth and the remaining $0.6 million in growth coming from acquisitions. The International Services platform delivered $3.2 million in net transportation revenue for the first quarter of 2004, a year over year improvement of $1.2 million or 60.0%, with $0.2 million of the increase coming from same store growth and the remaining $1.0 million improvement attributed to acquisitions.

         Net transportation margins decreased to 21.0% for the first quarter of 2004 from 25.6% for the first quarter of 2003. For the first quarter of 2004, net transportation margins for the Domestic Services platform declined to 25.7% from 31.1% tied primarily to one piece of low-margin business that the Company expects to discontinue by the end of the second quarter of 2004. For the International Services platform, net transportation margins declined to 14.2% from 15.5% driven primarily by general rate increases taken by the underlying asset-based carriers that we have not been able to pass along to our customers.

         Net revenue was $16.8 million in the first quarter of 2004, an increase of 40.3% over net revenue of $11.9 million in the first quarter of 2003. $2.9 million, or 60.8% of the increase in net revenue, was attributable to same store growth, with $1.9 million, or 39.2% of the increase, attributable to acquisitions. The Domestic Services platform delivered $10.6 million in net revenue for the first quarter of 2004, an improvement of $2.6 million or 33.2% over the same prior year period with $1.8 million of the increase coming from same store growth with the remaining $0.8 million in growth coming from acquisitions. The International Services platform delivered $6.2 million in net revenue for the first quarter of 2004, a year over year improvement of $2.2 million or 55.0%, with $1.0 million of the increase coming from same store growth and the remaining $1.2 million improvement attributed to acquisitions.

         Net revenue margins decreased to 27.8% for the first quarter of 2004 compared to 30.9% for the same prior year period. Net revenue margins at Domestic Services declined to 30.4% from 33.3% driven primary from the low margin business that will be winding down by the end of the second quarter of 2004. For the International Services platform, net transportation margins declined to 24.4% from 27.2% driven primarily by general rate increases taken by the underlying asset-based carriers that we have not been able to pass along to our customers.

      The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                               Quarter ended March 31,
                                                    ---------------------------------------------
                                                            2004                      2003                    Change
                                                    --------------------     --------------------      -------------------
                                                    Amount       Percent      Amount      Percent      Amount      Percent
                                                                                                                   -------
Net revenue                                         $16,752       100.0%     $11,938       100.0%      $4,814         40.3%
                                                    -------      ------      -------      ------       ------
Personnel costs                                       9,898        59.1        6,563        55.0        3,335         50.8
Other selling, general and administrative             8,308        49.6        4,303        36.0        4,005         93.1
Depreciation and amortization                           851         5.1          590         4.9          261         44.2
Litigation settlement                                    --          --          750         6.3         (750)      (100.0)
                                                    -------      ------      -------      ------       ------
Total operating costs                                19,057       113.8       12,206       102.2        6,851         56.1
                                                    -------      ------      -------      ------       ------
Loss from operations                                 (2,305)      (13.8)        (268)       (2.2)      (2,037)        760.1
Provision for excess earn-out payments               (3,075)      (18.4)      (1,270)      (10.6)      (1,805)        142.1
Other income (expense), net                             (52)       (0.2)          30         0.2          (82)         NM
                                                    -------      ------      -------      ------       ------
Loss before income tax expense and
  minority interest                                  (5,432)      (32.4)      (1,508)      (12.6)      (3,924)       260.2
Income tax expense                                      199         1.2          149         1.3           50         33.6
                                                    -------      ------      -------      ------       ------
Loss before minority interest                        (5,631)      (33.6)      (1,657)      (13.9)      (3,974)       239.8
Minority interest                                        69         0.4           --          --           69          NM
                                                    -------      ------      -------      ------       ------
Net loss                                            $(5,700)      (34.0)%    $(1,657)      (13.9)%    $(4,043)       244.0%
                                                    =======      ======      =======      ======      =======

         Personnel costs were $9.9 million for the first quarter of 2004, an increase of 50.8% over $6.6 million for the first quarter of 2003. $0.8 million or 24.2% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $2.5 million or 75.8% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue increased to 59.1% in the first quarter of 2004 from 55.0% in the first quarter of 2003. This increase was driven by hiring of operations, sales and management personnel, particularly in our International Services platform. Compared to March 31, 2003, headcount increased by 570 to a total of 1,098 with 414 added in operations, 45 added in sales and marketing and 111 added in financial and administrative services.

         Other selling, general and administrative costs were $8.3 million for the first quarter of 2004, an increase of 93.1% over $4.3 million for the first quarter of 2003. $0.6 million or 14.6% of the increase is attributable to incremental costs assumed as part of our acquisition program with $3.4 million or 85.4% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs increased to 49.6% in the first quarter of 2004 from 36.0% in the first quarter of 2003. This increase is primarily due to spending related to facilities, equipment and technology particularly in our Domestic Services platform.

         Depreciation and amortization was $0.9 million in the first quarter of 2004, an increase of 44.2% over $0.6 million in the first quarter of 2003. This increase is primarily due to the amortization of intangible assets acquired in transactions that closed after the first quarter of 2003. Depreciation and amortization as a percentage of net revenue increased to 5.1% in the first quarter of 2004 from 4.9% in the first quarter of 2003. This increase is primarily due to the amortization of acquired intangible assets.

         In the first quarter of 2003, litigation settlement charges resulted from the settlement of litigation that arose prior to our transition to a logistics business. Such settlement was ultimately paid using $400,000 in cash and $350,000 in shares of the Company's common stock.

         Loss from operations was $2.3 million in the first quarter of 2004, as compared to $0.3 million for the first quarter of 2003. Loss from operations as a percentage of net revenue was (13.8)% for the first quarter of 2004 compared to (2.2)% for the first quarter of 2003.

        Provision for excess earn-out payments represents a valuation adjustment for amounts paid to former shareholders of acquired companies that, as a result of the restatement of our financial performance for 2003, was in fact in excess of the amount that would have been paid out based upon the restated financial results for 2003. Due to differing interpretations by the Company and the selling shareholders of the earn-out provisions of the purchase agreements, the Company has determined that the resulting receivable from the former shareholders should be fully reserved for. If in the future, excess amounts paid are recovered, those proceeds would be reflected as other income on the Company's statement of operations.

         As a result of historical losses related to investments in early-stage technology businesses, which are unrelated to the Company's current activities and the Company's rapid expansion, the Company has accumulated federal net operating losses (NOLs). A portion of tax expense during the three months ended March 31, 2004 resulted from increased earnings from overseas operations. The foreign income tax provision amounted to 33.7% of the consolidated income tax provisions and the balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes. At December 31, 2003, the Company had a net operating loss for federal income taxes of approximately $24.9 million.

         Net loss attributable to common stockholders was $5.7 million in the first quarter of 2004, compared to a net loss of $1.7 million in the first quarter of 2003. Basic and diluted loss per common share was $0.15 for the first quarter of 2004 compared to a net loss of $0.07 per basic and diluted common share for the first quarter of 2003.

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

         The restructuring initiative will include the rationalization of facilities, systems and personnel within the U.S. Some of these initiatives have been undertaken but much remains to be defined and implemented. This initiative will result in a material charge which will negatively impact the Company's financial results in the fourth quarter of 2004 and the first quarter of 2005. We will provide guidance in the future, but only after our plan is fully implemented and the newly streamlined operations have been functioning for a reasonable period of time. This moratorium on financial performance guidance will be in effect for 2005 and perhaps beyond. All previously issued financial guidance did not reflect the impact of the restatement or restructuring discussed above, nor was management aware of the issues giving rise to the restatement at the time that the previously issued guidance was provided. For these reasons, previously issued guidance relative to operating results for 2004 and 2005 is hereby withdrawn.

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

                                             For the three months ended
                                                   March 31, 2004
                  Domestic                             36.7%
                  International                        33.6%

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $4.1 million and $3.1 million as of March 31, 2004 and December 31, 2003, respectively. Working capital totaled $6.4 million and $13.1 million at March 31, 2004 and December 31, 2003, respectively.

         Cash used in operating activities was $2.9 million for the first quarter of 2004 compared to $1.9 million used in the first quarter of 2003. The change was driven principally by our net loss and the seasonal increase in our collection of receivables.

         Net cash used in investing activities during the first quarter of 2004 was $5.9 million compared to $3.4 million in the first quarter of 2003. Investing activities were driven principally by approximately $2.4 million in earn-out payments made in relation to 2003 performance targets, $2.3 million paid for acquisitions (net of cash acquired) and $0.7 million spent in connection with the roll-out of Tech-Logis(TM), the Company's new web-based technology platform.

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
                                                    ==========      ============

         Effective November 17, 2004, we amended our revolving credit facility with LaSalle Business Credit, LLC (the "U.S. Facility"). The U.S. Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The U.S. Facility requires the Company and its U.S. subsidiaries to comply with certain financial covenants. Advances under the U. S. Facility are available to fund future working capital and other corporate purposes. As of January 31, 2005, we had advances of $13.9 million and we had eligible accounts receivable sufficient to support $17.4 million in borrowings from our U.S. Facility. This U.S. Facility also included a $5.0 million bridge loan facility available to the Company at the rate of prime plus 2.00%. The Company borrowed the full $5.0 million available for the bridge loan facility on August 24, 2004 and subsequently repaid the bridge loan facility by November 26, 2004.

         Under the terms of our amended U.S. Facility, we are not permitted to make additional acquisitions without the lender's consent. In addition, as a condition to the distribution of any earn-out payments for any of its U.S.-based operations, the amended U.S. Facility requires that the Company maintain a 60 day average undrawn availability of at least $2.5 million after taking effect for any such earn-out distribution.

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

         On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The transaction was valued at up to $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of up to $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon increased costs of purchased transportation as a result of the restatement and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 is $8.1 million compared to the previously calculated amount of $12.7 million. As a result, the Company believes that it has paid approximately $3.9 million to selling shareholders in excess of amounts that should have been paid. As a consequence of these restatements, the amounts paid in 2003 and 2004 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003. Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill. At March 31, 2004 the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved for because of differing interpretations, by the Company and selling shareholders, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

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

         On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon increased costs of purchased transportation as a result of the restatements and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 is $1.5 million compared to the previously calculated amount of $2.4 million. The Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003. Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill. At December 31, 2003, the excess earn-out payments related to the 2002 results of operations have been fully reserved for because of differing interpretations by the Company and the selling shareholders of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

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

         On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi Sunshine Cargo Services International Co., Ltd. ("Shaanxi"). Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction is valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company's common stock paid at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company has agreed to pay Shaanxi for 55% of its closing date working capital. The common shares issued in the transaction are subject to a one year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4.0 million (on an annualized basis). Also, if the trading price of the Company's common stock is less than $3.17 per share at the end of the one-year restriction, the Company will issue up to 169,085 additional shares to the seller. Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date for Shaanxi's closing date working capital from August 2004 to $1.0 million on or before November 15, 2004, and an additional $0.9 million on or before March 31, 2005. The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from due when collected to March 31, 2005. As of September 30, 2004, the residual distribution is estimated at $1.0 million bringing the total estimated March 31, 2005 distribution to $1.9 million.

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

         The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year as if pre-tax earning targets associated with each acquisition were achieved although the Company does not expect the Domestic Services pre-tax earnings levels to be fully achieved (in thousands)(1)(2):

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

         On September 20, 2004, the Company announced, after having performed some additional analysis, that it had understated its accrued purchased transportation liability and related costs of purchased transportation for previously reported periods as a result of an error discovered in the accounting processes within certain subsidiary operations of the Domestic Services segment. The Company determined that the process error did not accurately account for the differences between the estimates and the actual freight costs incurred. This allowed for an accumulation of previously unrecorded purchased transportation costs to build up (such amounts should have been reflected as purchased transportation costs). In addition, the error resulted in the Company making earn-out payments to selling shareholders in amounts greater than what otherwise would have been owed. The Company believes that the presence of this error, in and of itself, constitutes a material weakness in internal controls as defined under standards established by the American Institute of Certified Public Accountants.

         In the course of its review of the process error related to the under accrual of purchased transportation, the Company also identified two additional process errors related to revenue transactions and to the processing of loss and damage claims, all within the Domestic Services segment. At its Detroit location, the Company identified a billing error in which the operating unit was invoicing one of its automotive customers at rates which had been approved by a customer representative who did not have the authority to do so. This customer billing error caused the Company to overstate its revenues. This location also identified loss and damage claims in the fourth quarter of 2004 that related to the first quarter of 2004 and accordingly restated for those claims. At its Minneapolis location, the Company identified an accounting error related to revenue recognition and depreciation that originated during the second quarter of 2004. Upon billing to a customer for certain capital equipment purchased in connection with the launch of a new distribution center for that customer, the unit recognized the revenue immediately rather than over the two-year life of the contract and had depreciated the capital equipment over its useful life rather than matching it to the life of the contract. The Company believes that the presence of the billing error, the accounting error, and the error related to loss and damage claims each constitute a reportable condition as defined under standards established by the American Institute of Certified Public Accountants.

         In response to the reportable conditions and material weakness in the preceding two paragraphs, the Company is taking the following actions. With regards to the purchased transportation accrual issue, the Company has altered its methods to recognize the difference between actual costs of transportation and estimates for such costs on a timely basis. With respect to the errors related to revenue recognition and loss and damage claims, management of the units in question have been advised as to the proper treatment of similar transactions in the future.

         The Company has restated its financial statements for the first quarter of 2004, and years ended December 31, 2003, 2002 and 2001 to correct the processing errors related to its purchased transportation accrual, the customer billings, revenue recognition loss and damage claim costs and to reflect the related income tax effects. In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatement.

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

         As of the date of this Report, the Company believes it has a plan that, when completed, will eliminate the reportable conditions and material weaknesses described above.

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures in connection with the filing of its initial Annual Report on Form 10-K based upon the information available at that time and concluded that the Company's disclosure controls and procedures were effective. Subsequent to that evaluation, the Company discovered the reportable conditions and material weaknesses described above (other than the reportable condition described in the first paragraph of this Item 4A which was discovered prior to December 31, 2003) and has taken the remedial actions described above. In connection with the preparation of this Form 10-Q/A, the Company has carried out an additional evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, taking into account the reportable conditions and material weaknesses described above, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. However, the Company believes that as a result of the remedial measures implemented by the Company, the Company's disclosure controls and procedures are now effective.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these actions were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The plaintiffs initially sought to represent a class of purchasers of the Company's shares between May 7, 2003 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon the allegation that certain public statements made during the period from May 7, 2003 through August 9, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs sought compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Court has consolidated the eight lawsuits into a single action and the lead plaintiff has filed an amended complaint. The amended complaint seeks to represent a class of purchasers of the Company's shares between March 29, 2002 and September 20, 2004 based upon public statements made during that period. The Company and the individual defendants believe that the plaintiffs' claims are without merit and intend to vigorously defend against them.

         The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O'Connor-Abrams, and Frank Palma, officer Thomas
L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims are based upon the allegation that the defendants knew or should have known that the Company's public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 to the present, were materially misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The derivative action seeks compensatory damages in favor of the Company, the recovery of bonuses and incentive-based or equity-based compensation received by Mr. Pelino and Mr. Crain from 2001 through 2004, restitution, attorneys' fees and costs, and further relief as may be determined by the Court. The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

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

         On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions, Inc. ("UAF"), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF's performance in accordance with the Stock Purchase Agreement. Subject to the purchase, Stonepath Logistics Domestic Services, Inc. and Mr. Burke entered into an Employment Agreement. Mr. Burke's complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney's fees and interest. The defendants believe that Mr. Burke's claims are without merit and intend to vigorously defend against them.

         Victoria Tkach, a former employee of UAF and Stonepath Logistics Domestic Services, Inc. has filed a complaint against Stonepath Logistics Domestic Services, Inc., the Company, and UAF seeking damages in excess of $75,000 and relief from her covenant not to compete. The complaint alleges sexual harassment and retaliation by the defendants. The defendants believe that Ms. Tkach's claims are without merit and intend to vigorously defend against them.

         The Company is not able to predict the outcome of any of the foregoing litigation at this time, since each action is in an early stage. An adverse determination in any of those actions could have a material and adverse effect on the Company's financial position, results of operations and/or cash flows.

         The Company settled the suit brought by Emergent Capital Investment LLC ("Emergent") in the United States District Court for the Southern District of New York in exchange for the payment by the Company of $50,000 in November 2004.

         The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity. No accruals have been established for any legal proceedings.

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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information


         Effective October 27, 2004, a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited ("Asia Holdings") entered into a Term Credit Agreement (the "Term Credit Agreement") with Hong Kong Central League Credit Union (the "Lender") and SBI Advisors, LLC, as agent for the Lender. The Term Credit Agreement provides Asia Holdings with the right to borrow an initial amount of $3.0 million and up to an additional $7.0 million upon the satisfaction of certain conditions. The obligations of Asia Holdings under the Term Credit Agreement are secured by floating charges on the foreign accounts receivable of three of its subsidiaries, Planet Logistics Express (Singapore) Pte. Ltd., GLink Express (Singapore) Pte. Ltd., and Stonepath Logistics (Hong
         Kong) Limited. Asia Holdings borrowed $3.0 million on November 4, 2004 and $2.0 million on February 16, 2005. There is no assurance that the remaining $5.0 million will be available to Asia Holdings under the Term Credit Agreement. All borrowings under the Term Credit Agreement bear interest at an annual rate of 15% and must be repaid on or before November 4, 2005. The obligation to repay the borrowings under the Term Credit Agreement may be accelerated by the Lender upon the occurrence of events of default customary for loan transactions. Stonepath Group, Inc. has guaranteed the obligations of Asia Holdings under the Term Credit Agreement pursuant to the terms of the Guaranty dated as of October 27, 2004 (the "Guaranty") by Stonepath Group, Inc. in favor of the Lender.

         On September 20, 2004, the Company announced that its financial statements for 2003 and the first and second quarters of 2004 needed to be restated and should not be relied upon. Since September 20, 2004, the Company has analyzed its costs of purchased transportation, certain revenue transactions, loss and damage claims and the resulting income tax and other effects. In addition, as described in the next paragraph, the amount actually owed for certain earn-out payments was impacted. The effects of the restatements have been reflected in this Form 10-Q/A.

         As a result of the restatement process, the Company has determined that it made earn-out payments to the former owners of its Air Plus and United American subsidiaries in excess of amounts due. These amounts have been reflected in the accompanying financial statements as other assets. A full valuation allowance has been provided for those advances due to the differing interpretation of the stock purchase agreements by the Company and the selling shareholders. The affect of this change reduced net income by $3.1 million for the three-month period ended March 31, 2004 and $1.3 million for the three-month period ended March 31, 2003. Goodwill has been reduced by similar amounts from that previously reported.

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are included herein:

     2.9 Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai, dated November 10, 2003.(1)

     2.10 Amendment Letter Agreement dated February 9, 2004, to the Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai.(1)

     10.14 Amendment to Executive Employment Agreement between Stonepath Logistics International Services, Inc. and Jason Totah dated April 1, 2004.(2)

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


(1) Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2004.

(2) Incorporated by reference to the Company's Form 10-Q for the first quarter ended March 31, 2004, filed on May 10, 2004.

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

                                        STONEPATH GROUP, INC.


Date: March   , 2005                    /s/ Jason Totah
                                        -------------------------------------
                                        Jason Totah
                                        Chief Executive Officer



Date: March   , 2005                    /s/ Thomas L. Scully
                                        -------------------------------------
                                        Thomas L. Scully
                                        Chief Financial Officer,
                                        Vice President and Controller
                                        (Principal Financial and
                                        Accounting Officer)