Form 10-Q/A
period 2004-03-31
STONEPATH GROUP INC
filed 2005-03-25
CIK 1093546

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

         Item 4. Submission of Matters to a Vote of Security Holders..................................................33

         Item 5. Other Information....................................................................................33

         Item 6. Exhibits and Reports on Form 8-K.....................................................................34


         SIGNATURES...................................................................................................36

                               Introductory Note

On September 20, 2004, Stonepath Group, Inc. ("Stonepath" or the "Company") announced that its financial statements for the first quarter of 2004, among others, needed to be restated and should not be relied upon. The Company has restated its financial statements for the first quarter of 2004 and included those restated financial statements in a draft of a Form 10-Q/A it provided to its outside financial printer in preparation for filing with the Securities and Exchange Commission (the "Commission"). However, the Company's printer inadvertently and without authorization from the Company filed the Form 10-Q/A with the Commission on March 16, 2005. KPMG, LLP ("KPMG"), the Company's auditor at the time the financial statements for the first quarter of 2004 were initially prepared, has not completed its review of the financial statements included in that Form 10-Q/A. This Form 10-Q/A is being filed by the Company to disclose the basis on which the March 16, 2005 filing was made. Readers are cautioned that it may be necessary to further amend some of the financial information and related disclosures contained in this report upon the completion of KPMG's review.

This Form 10-Q/A reflects restated amounts for the first quarter of 2004 and 2003, together with a description of events occurring subsequent to the filing of Form 10-Q for the first quarter of 2004 related to such restatement. Accordingly, all notes to the financial statements are as of March 31, 2004 unless otherwise indicated. In addition, Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the restated information as has Item 4 of Part I, Controls and Procedures.

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

                                        STONEPATH GROUP, INC.


Date: March 24, 2005                    /s/ Jason Totah
                                        -------------------------------------
                                        Jason Totah
                                        Chief Executive Officer



Date: March 24, 2005                    /s/ Thomas L. Scully
                                        -------------------------------------
                                        Thomas L. Scully
                                        Chief Financial Officer,
                                        Vice President and Controller
                                        (Principal Financial and
                                        Accounting Officer)