Form 10-Q/A
period 2004-03-31
STONEPATH GROUP INC
filed 2005-03-31
CIK 1093546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                Amendment No. 3
                                  to Form 10-Q
(Mark One)

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

         Item 4. Submission of Matters to a Vote of Security Holders..................................................33

         Item 5. Other Information....................................................................................33

         Item 6. Exhibits and Reports on Form 8-K.....................................................................34


         SIGNATURES...................................................................................................36

                               Introductory Note

This Form 10-Q/A reflects restated amounts for the first quarter of 2004 and 2003, together with a description of events occurring subsequent to the filing of the Form 10-Q for the first quarter of 2004 related to such restatement. Accordingly, all notes to the financial statements are as of March 31, 2004 unless otherwise indicated. In addition, Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the restated information as has Item 4 of Part I, Controls and Procedures.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              STONEPATH GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                            March 31, 2004   December 31, 2003
                                                                            --------------   -----------------
                                                                               Restated
                                                                              (See Note 2)
                                     Assets

Current assets:
  Cash and cash equivalents                                                 $   4,054,784     $    3,074,151
  Accounts receivable, net                                                     46,872,985         38,250,610
  Other current assets                                                          3,815,323          2,231,297
                                                                            -------------     --------------

    Total current assets                                                       54,743,092         43,556,058

Goodwill and acquired intangibles, net                                         40,609,682         38,284,824
Furniture and equipment, net                                                    8,293,749          7,062,956
Other assets                                                                    1,168,959          1,364,917
                                                                            -------------     --------------

                                                                            $ 104,815,482     $   90,268,755
                                                                            =============     ==============

                        Liabilities and Stockholders' Equity

Current liabilities:
  Line of credit-bank                                                       $   8,623,305     $           --
  Accounts payable                                                             30,480,881         22,412,287
  Accrued expenses                                                              7,326,644          3,797,530
  Earn-out payable                                                              1,157,738          3,548,534
  Capital lease obligation                                                        796,049            671,197
                                                                            -------------     --------------

    Total current liabilities                                                  48,384,617         30,429,548

Capital lease obligation, net of current portion                                1,225,335          1,134,815
Deferred tax liability                                                          1,156,600          1,035,600
                                                                            -------------     --------------

      Total liabilities                                                        50,766,552         32,599,963
                                                                            -------------     --------------

Minority interest                                                               2,087,100          1,345,790
                                                                            -------------     --------------

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

(2) Restatement

On February 11, 2005, the Company filed its Form 10-K/A for the year ended December 31, 2003 which included restated consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. Those restated consolidated financial statements reflected adjustments to purchased transportation costs, certain revenue transactions, earn-out costs and resultant income tax effects. Such items also impacted the first quarter of 2004. In connection with the preparation of its consolidated financial statements for the year ended December 31, 2004, the Company also identified an understatement of certain claims expenses amounting to $251,000 which pertained to the first quarter of 2004. The accompanying consolidated financial statements as of March 31, 2004 and for the three-month period then ended have been restated to reflect the effect of these adjustments. The effects of these restatements on previously reported consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are summarized below.

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


                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004


                                                                         Three Months Ended March 31, 2004
                                                                         ---------------------------------
                                                                          As Previously
                                                                             Reported       As Restated
                                                                          -------------    -------------
Select Statement of Cash Flows Data:
   Net loss                                                                $  (784,901)    $  (5,700,446)
   Accounts receivable                                                       4,687,992         4,997,308
   Other assets                                                               (599,214)           17,686
   Accounts payable and accrued expenses                                    (4,160,617)       (3,246,478)
   Net cash provided by (used in) operating activities                         216,328        (2,858,862)
   Payment of earn-out                                                      (5,465,986)       (2,390,796)
   Net cash used in investing activities                                    (8,956,718)       (5,881,528)

                                                                         Three Months Ended March 31, 2003
                                                                         ---------------------------------
                                                                          As Previously
                                                                             Reported       As Restated
                                                                          -------------    -------------
Select Statement of Operations Data:
   Cost of transportation                                                  $26,388,801     $  26,634,489
   Net revenue                                                              12,183,640        11,937,952
   Loss from operations                                                        (21,591)         (267,279)
   Provision for excess earn-out payments                                         --          (1,270,141)
   Income (loss) before income tax expense and minority interest                 7,916        (1,507,913)
   Income tax expense                                                           15,221           149,021
   Loss before minority interest                                                (7,305)       (1,656,934)
   Net loss                                                                     (7,305)       (1,656,934)

   Basic and diluted loss per common share                                 $      --       $       (0.07)

                                                                         Three Months Ended March 31, 2003
                                                                         ---------------------------------
                                                                         As Previously
                                                                            Reported        As Restated
                                                                         -------------     -------------
Select Statement of Cash Flows Data:
   Net loss                                                              $      (7,305)    $  (1,656,934)
   Accounts payable and accrued expenses                                    (3,697,654)       (3,318,166)
   Net cash used in operating activities                                      (670,660)       (1,940,801)
   Payment of earn-out                                                      (2,819,150)       (1,549,009)
   Net cash used in investing activities                                    (4,623,368)       (3,353,227)

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
                                                     ======            ======

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

(11) Subsequent Events

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

         Net loss was $5.7 million in the first quarter of 2004, compared to a net loss of $1.7 million in the first quarter of 2003. Basic and diluted loss per common share was $0.15 for the first quarter of 2004 compared to a net loss of $0.07 per basic and diluted common share for the first quarter of 2003.

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

         On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon increased costs of purchased transportation as a result of the restatements and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 is $1.7 million compared to the previously calculated amount of $2.4 million. The Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of these restatements, the amounts paid in 2003 and 2004 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003. Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill. At March 31, 2004, the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved for because of differing interpretations by the Company and the selling shareholders of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

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

         In the course of its review of the process error related to the under accrual of purchased transportation, the Company also identified two additional process errors related to revenue transactions and to the processing of loss and damage claims, all within the Domestic Services segment. At its Detroit location, the Company identified a billing error in which the operating unit was invoicing one of its automotive customers at rates which had been approved by a customer representative who did not have the authority to do so. This customer billing error caused the Company to overstate its revenues. At its Minneapolis location, the Company identified an accounting error related to revenue recognition and depreciation that originated during the second quarter of 2004. Upon billing to a customer for certain capital equipment purchased in connection with the launch of a new distribution center for that customer, the unit recognized the revenue immediately rather than over the two-year life of the contract and had depreciated the capital equipment over its useful life rather than matching it to the life of the contract. These locations also identified loss and damage claims in the fourth quarter of 2004 that related to the first quarter of 2004 and accordingly restated for those claims. The Company believes that the presence of the billing error, the accounting error, and the error related to loss and damage claims each constitute a reportable condition as defined under standards established by the American Institute of Certified Public Accountants.

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

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures in connection with the filing of its initial Quarterly Report on Form 10-Q based upon the information available at that time and concluded that the Company's disclosure controls and procedures were effective. Subsequent to that evaluation, the Company discovered the reportable conditions and material weakness described above (other than the reportable condition described in the first paragraph of this Item 4A which was discovered prior to December 31, 2003) and has taken the remedial actions described above. In connection with the preparation of this Form 10-Q/A, the Company has carried out an additional evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, taking into account the reportable conditions and material weakness described above, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. However, the Company believes that as a result of the remedial measures implemented by the Company, the Company's disclosure controls and procedures are now effective.

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

                                        STONEPATH GROUP, INC.


Date: March 31, 2005                    /s/ Jason Totah
                                        -------------------------------------
                                        Jason Totah
                                        Chief Executive Officer



Date: March 31, 2005                    /s/ Thomas L. Scully
                                        -------------------------------------
                                        Thomas L. Scully
                                        Chief Financial Officer,
                                        Vice President and Controller
                                        (Principal Financial and
                                        Accounting Officer)