Form 10-Q/A
period 2004-06-30
STONEPATH GROUP INC
filed 2005-03-31
CIK 1093546

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

                                      INDEX

                                                                                                                    Page
                                                                                                                    ----

Part I.          FINANCIAL INFORMATION.................................................................................1

        Item 1.  Financial Statements (Unaudited)......................................................................1

                 Condensed Consolidated Balance Sheets
                 June 30, 2004 (Restated) and December 31, 2003........................................................1

                 Consolidated Statements of Operations
                 Three and Six months ended June 30, 2004 (Restated) and 2003 (Restated)...............................2

                 Consolidated Statements of Cash Flows
                 Six months ended June 30, 2004 (Restated) and 2003 (Restated).........................................3

                 Notes to Unaudited Consolidated Financial Statements..................................................4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...........................................................................................17

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................................34

         Item 4. Controls and Procedures..............................................................................34

Part II.         OTHER INFORMATION....................................................................................37

         Item 1. Legal Proceedings....................................................................................37

         Item 2. Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities.......................................................................38

         Item 3. Defaults Upon Senior Securities......................................................................39

         Item 4. Submission of Matters to a Vote of Security Holders..................................................39

         Item 5. Other Information....................................................................................39

         Item 6. Exhibits and Reports on Form 8-K.....................................................................40

         SIGNATURES...................................................................................................42


                                Introductory Note

On September 20, 2004, Stonepath Group, Inc. (the "Company") announced that its financial statements for 2003 and the first and second quarters of 2004 needed to be restated and should not be relied upon. On February 11, 2005, the Company filed its Form 10-K/A for the year ended December 31, 2003 which included restated consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. This Form 10-Q/A reflects restated amounts as of June 30, 2004 and December 31, 2003 and for the three- and six-month periods ended June 30, 2004 and 2003, together with a description of events occurring subsequent to the filing of the Form 10-Q for the second quarter of 2004 related to such restatement. Accordingly, all notes to the financial statements are as of June 30, 2004 unless otherwise indicated. In addition, Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been updated as has Item 4 of Part I, Controls and Procedures.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STONEPATH GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                                June 30, 2004       December 31, 2003
                                                                                -------------       -----------------
                                                                                  Restated
                                                                                (See Note 2)          (See Note 2)
                                              Assets
Current assets:
     Cash                                                                       $   1,304,354         $  3,074,151
     Accounts receivable, net                                                      58,037,946           38,250,610
     Other current assets                                                           2,481,177            2,231,297
                                                                                -------------         ------------
              Total current assets                                                 61,823,477           43,556,058


Goodwill and acquired intangibles, net                                             42,794,487           38,284,824
Furniture and equipment, net                                                        9,786,966            7,062,956
Other assets                                                                        1,500,993            1,364,917
                                                                                -------------         ------------
              Total assets                                                      $ 115,905,923         $ 90,268,755
                                                                                =============         ============
                               Liabilities and Stockholders' Equity
Current liabilities:
     Line of credit - bank                                                      $  12,225,100         $          -
     Accounts payable                                                              39,208,113           22,412,287
     Accrued expenses                                                               6,401,700            3,797,530
     Earn-out payable                                                                 117,249            3,584,534
     Capital lease obligations                                                        813,686              671,197
                                                                                ------------         -------------
              Total current liabilities                                            58,765,848           30,429,548

Capital lease obligations, net of current portion                                   1,031,497            1,134,815
Other long term liabilities                                                           181,063                    -
Deferred tax liability                                                              1,277,600            1,035,600
                                                                                -------------         ------------
              Total liabilities                                                    61,256,008           32,599,963
                                                                                -------------         ------------

Minority interest                                                                   3,416,448            1,345,790
                                                                                -------------         ------------

Commitments and contingencies (Note 6)
 Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
        Series D Convertible, issued and outstanding: 161,184 and
        310,480 shares at 2004 and 2003, respectively                                     161                  310
     Common stock, $.001 par value, 100,000,000 shares authorized;
        issued and outstanding: 41,032,974 and 37,449,944 shares
        at 2004 and 2003, respectively                                                 41,033               37,450
     Additional paid-in capital                                                   222,041,271          220,067,956
     Accumulated deficit                                                         (170,832,790)        (163,763,537)
     Accumulated other comprehensive income                                            49,892                1,997
     Deferred compensation                                                            (66,100)             (21,174)
                                                                                -------------         ------------
              Total stockholders' equity                                           51,233,467           56,323,002
                                                                                -------------         ------------
              Total liabilities and stockholders' equity                        $ 115,905,923         $ 90,268,755
                                                                                =============         ============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                  -------------------------------    ----------------------------------
                                                      2004               2003             2004                2003
                                                  ------------       ------------    -------------         ------------
                                                    Restated           Restated        Restated              Restated
                                                  (See Note 2)       (See Note 2)    (See Note 2)          (See Note 2)
Total revenue                                     $ 86,469,712       $ 46,333,898    $ 146,694,102         $ 84,906,339
Cost of transportation                              67,404,844         34,392,588      110,877,557           61,027,078
                                                  ------------       ------------    -------------         ------------
Net revenue                                         19,064,868         11,941,310       35,816,545           23,879,261

Personnel costs                                     10,871,557          7,003,018       20,769,299           13,566,098
Other selling, general and
  administrative costs                               7,423,296          6,058,820       15,731,697           10,361,193
Depreciation and amortization                        1,132,942            570,451        1,983,778            1,160,229
Litigation settlement                                        -                  -                -              750,000
                                                  ------------       ------------    -------------         ------------

Loss from operations                                  (362,927)        (1,690,979)      (2,668,229)          (1,958,259)

Other income (expense)
  Provision for excess earn-out payments                     -                  -       (3,075,190)          (1,270,141)
  Interest expense                                     (59,304)            (4,561)         (95,043)              (2,134)
  Other income (expense), net                          (19,776)            59,181          (35,284)              86,261
                                                  ------------       ------------    -------------         ------------
Loss from continuing operations
  before income tax expense
  and minority interest                               (442,007)        (1,636,359)      (5,873,746)          (3,144,273)
Income tax expense                                     444,371            155,661          643,471              304,682
                                                  ------------       ------------    -------------         ------------

Loss from continuing operations
  before minority interest                            (886,378)        (1,792,020)      (6,517,217)          (3,448,955)
Minority interest                                      482,428                  -          552,036                    -
                                                  ------------       ------------    -------------         ------------

Loss from continuing operations                     (1,368,806)        (1,792,020)      (7,069,253)          (3,448,955)
Loss from discontinued operations, net of tax                -           (354,991)               -             (354,991)
                                                  ------------       ------------    -------------         ------------

Net loss                                          $ (1,368,806)      $ (2,147,011)   $  (7,069,253)        $ (3,803,946)
                                                  ============       ============    =============         ============

Basic loss per common share -
  Continuing operations                           $      (0.03)      $      (0.06)   $       (0.17)        $      (0.13)
  Discontinued operations                                    -              (0.02)               -                (0.02)
                                                  ------------       ------------    -------------         ------------

Basic loss per common share                       $      (0.03)      $      (0.08)   $       (0.17)        $      (0.15)
                                                  ============       ============    =============         ============
Diluted loss per common share -
  Continuing operations                           $      (0.03)      $      (0.06)   $       (0.17)        $      (0.13)
  Discontinued operations                                    -              (0.02)               -                (0.02)
                                                  ------------       ------------    -------------         ------------

Diluted Loss per common share                     $      (0.03)      $      (0.08)   $       (0.17)        $      (0.15)
                                                  ============       ============    =============         ============

Basic weighted average shares outstanding           40,476,681         28,410,129       39,072,856           26,597,540
                                                  ============       ============    =============         ============
Diluted weighted average shares and share
  equivalents outstanding                           40,476,681         28,410,129       39,072,856           26,597,540
                                                  ============       ============    =============         ============

     See accompanying notes to unaudited consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                 Six months ended June 30,
                                                                                   2004           2003
                                                                                ------------   ------------
                                                                                  Restated       Restated
                                                                                (See Note 2)   (See Note 2)
Cash flows from operating activities:
Net income (loss)                                                               $ (7,069,253)  $ (3,803,946)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Deferred income taxes                                                             242,000              -
   Depreciation and amortization                                                   1,983,778      1,160,229
   Minority interest in income of subsidiaries                                       552,036              -
   Stock-based compensation                                                           25,074         47,616
   Issuance of common stock in litigation settlement                                       -        350,000
   Discontinued operations - issuance of common stock to consultant                        -        128,000
   Other                                                                              10,450              -
Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                            (7,802,841)    (4,311,691)
   Other assets                                                                      103,020     (1,069,842)
   Accounts payable and accrued expenses                                           9,301,286      2,441,977
                                                                                ------------   ------------

      Net cash provided by (used in) operating activities                         (2,654,450)    (5,057,657)
                                                                                ------------   ------------

Cash flows from investing activities:
   Purchases of furniture and equipment                                           (2,796,233)    (3,905,048)
   Acquisitions of businesses, net of cash acquired                               (6,741,230)    (3,770,000)
   Payment of earn-out                                                            (3,431,285)    (2,206,715)
   Loans made                                                                        (75,000)      (320,909)
                                                                                ------------   ------------

      Net cash used in investing activities                                      (13,043,748)   (10,202,672)
                                                                                ------------   ------------

Cash flows from financing activities:
   Proceeds from line of credit, net                                              12,225,100      5,618,000
   Issuance of common stock, net of costs                                                  -      5,670,539
   Issuance of common stock upon exercise of options and warrants                  2,006,989        104,861
   Proceeds from financing of equipment                                                    -      1,960,952
   Principal payments on capital lease                                              (351,583)             -
                                                                                ------------   ------------

      Net cash provided by financing activities                                   13,880,506     13,354,352
                                                                                ------------   ------------

   Effect of foreign currency translation                                             47,895              -
                                                                                ------------   ------------

      Net decrease in cash and cash equivalents                                   (1,769,797)    (1,905,977)

Cash and cash equivalents at beginning of period                                   3,074,151      2,266,108
                                                                                ------------   ------------

Cash and cash equivalents at end of period                                      $  1,304,354   $    360,131
                                                                                ============   ============

Cash paid for interest                                                          $    123,380   $          -
                                                                                ============   ============

Cash paid for income taxes                                                      $     87,261   $          -
                                                                                ============   ============

Supplemental disclosure of non-cash investing and financing activities:
   Increase in furniture and equipment and capital lease obligation             $    390,754   $          -
   Increase in common stock from conversion of Series D preferred stock         $        149   $          -
   Issuance of warrants for consulting services                                 $     70,000   $          -
   Issuance of common stock in connection with exercise of options              $    200,240   $          -
   Issuance of common stock in connection with acquisitions                     $    100,000   $  1,000,000
   Issuance of common stock in connection with payment of earn-out              $          -   $    443,300

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

(2) Restatement

On February 11, 2005, the Company filed its Form 10-K/A for the year ended December 31, 2003 which included restated consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. Those restated consolidated financial statements reflected adjustments to purchased transportation costs, certain revenue transactions, earn-out costs and resultant income tax effects. Such items also impacted the first and second quarters of 2004. In connection with the preparation of its consolidated financial statements for the year ended December 31, 2004, the Company has identified an understatement of certain claims expenses amounting to $251,000 which pertained to the first quarter of 2004. The accompanying consolidated financial statements as of June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 have been restated to reflect the effect of these adjustments. The effects of these restatements on previously reported consolidated financial statements as of June 30, 2004 and for the three- and six-month periods ended June 30, 2004 and 2003 are summarized below.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

                                                                                         June 30, 2004
                                                                                ------------------------------
                                                                                As Previously
                                                                                  Reported        As Restated
                                                                                -------------   --------------

Select Balance Sheet Data:
    Accounts receivable, net                                                    $  58,889,451   $   58,037,946
    Other current assets                                                            3,319,212        2,481,177
    Total current assets                                                           63,513,017       61,823,477
    Goodwill and acquired intangibles, net                                         47,049,767       42,794,487
    Furniture and equipment, net                                                    9,827,316        9,786,966
    Deferred taxes                                                                  1,453,000                -
    Total assets                                                                  123,344,093      115,905,923
    Accounts payable                                                               31,731,433       39,208,113
    Accrued expenses                                                                6,080,835        6,401,700
    Total current liabilities                                                      50,968,303       58,765,848
    Other long term liabilities                                                             -          181,063
    Deferred tax liability                                                                  -        1,277,600
    Total liabilities                                                              51,999,800       61,256,008
    Accumulated deficit                                                          (154,138,412)    (170,832,790)
    Total stockholders' equity                                                     67,927,845       51,233,467
    Total liabilities and stockholders' equity                                    123,344,093      115,905,923

                                                                               Three Months Ended June 30, 2004
                                                                               --------------------------------
                                                                                As Previously
                                                                                  Reported        As Restated
                                                                                -------------   --------------

Select Statement of Operations Data:
    Total revenue                                                               $  87,226,679   $   86,469,712
    Cost of transportation                                                         66,884,570       67,404,844
    Net revenue                                                                    20,342,109       19,064,868
    Depreciation and amortization                                                   1,092,592        1,132,942
    Income (loss) from continuing operations                                          954,664         (362,927)
    Income (loss) from continuing operations before income tax expense
      and minority interest                                                           875,584         (442,007)
    Income tax expense                                                                174,207          444,371
    Income (loss) from continuing operations before minority interest                 701,377         (886,378)
    Income (loss) from continuing operations                                          218,949       (1,368,806)
    Net income (loss)                                                                 218,949       (1,368,806)

    Basic earnings (loss) per common share:
       Continuing operations                                                    $        0.01   $        (0.03)
       Earnings (loss) per common share                                                  0.01            (0.03)

    Diluted earnings (loss) per common share:
       Continuing operations                                                    $           -   $        (0.03)
       Earnings (loss) per common share                                                     -            (0.03)

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2004

                                                                               Three Months Ended June 30, 2003
                                                                               --------------------------------
                                                                                As Previously
                                                                                  Reported        As Restated
                                                                                -------------   --------------

Select Statement of Operations Data:
    Cost of transportation                                                      $  32,228,800   $   34,392,588
    Net revenue                                                                    14,105,098       11,941,310
    Income (loss) from operations                                                     472,809       (1,690,979)
    Income (loss) from continuing operations before income tax expense
      and minority interest                                                           527,429       (1,636,359)
    Income tax expense                                                                 42,995          155,661
    Income (loss) from continuing operations before minority interest                 484,434       (1,792,020)
    Income (loss) from continuing operations                                          484,434       (1,792,020)
    Net income (loss)                                                                 129,443        2,147,011

    Basic earnings (loss) per common share:
       Continuing operations                                                    $        0.02   $        (0.06)
       Earnings (loss) per common share                                                     -            (0.08)

    Diluted earnings (loss) per common share:
       Continuing operations                                                    $        0.01   $        (0.06)
       Earnings (loss) per common share                                                     -            (0.08)

    Diluted weighted average shares and share equivalents outstanding              38,082,567       28,410,129

                                                                                Six Months Ended June 30, 2004
                                                                                ------------------------------
                                                                                As Previously
                                                                                  Reported        As Restated
                                                                                -------------   --------------

Select Statement of Operations Data:
    Total revenue                                                               $ 147,760,386   $  146,694,102
    Cost of transportation                                                        109,694,144      110,877,557
    Net revenue                                                                    38,066,242       35,816,545
    Other selling, general and administrative costs                                15,480,697       15,731,697
    Depreciation and amortization                                                   1,943,428        1,983,778
    Loss from operations                                                             (127,182)      (2,668,229)
    Provision for excess earn-out payments                                                  -       (3,075,190)
    Loss from continuing operations before income tax expense (benefit)
      and minority interest                                                          (257,509)      (5,873,746)
    Income tax expense (benefit)                                                     (243,593)         643,471
    Loss from continuing operations before minority interest                          (13,916)      (6,517,217)
    Loss from continuing operations                                                  (565,952)      (7,069,253)
    Net loss                                                                         (565,952)      (7,069,253)

    Basic earnings (loss) per common share:
       Continuing operations                                                    $       (0.01)  $        (0.17)
       Earnings (loss) per common share                                                 (0.01)           (0.17)

    Diluted earnings (loss) per common share:
       Continuing operations                                                    $       (0.01)  $        (0.17)
       Earnings (loss) per common share                                                 (0.01)           (0.17)

                                                                                Six Months Ended June 30, 2003
                                                                                -------------------------------
                                                                                As Previously
                                                                                  Reported        As Restated
                                                                                -------------   --------------

Select Statement of Operations Data:
    Cost of transportation                                                      $  58,617,601   $   61,027,078
    Net revenue                                                                    26,288,738       23,879,261
    Income (loss) from operations                                                     451,218       (1,958,259)
    Provision for excess earn-out payments                                                  -       (1,270,141)
    Loss from continuing operations before income tax expense
      and minority interest                                                           535,345       (3,144,273)
    Income tax expense                                                                 58,216          304,682
    Income (loss) from continuing operations before minority interest                 477,129       (3,448,955)
    Income (loss) from continuing operations                                          477,129       (3,448,955)
    Net income (loss)                                                                 122,138       (3,803,946)

    Basic earnings (loss) per common share:
       Continuing operations                                                    $        0.02   $        (0.13)
       Earnings (loss) per common share                                                     -            (0.15)

    Diluted earnings (loss) per common share:
       Continuing operations                                                    $        0.01   $        (0.13)
       Discontinued operations                                                          (0.01)           (0.02)
       Earnings (loss) per common share                                                     -            (0.15)

    Diluted weighted average shares and share equivalents outstanding              35,305,458       26,597,540

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2004

                                                                                Six Months Ended June 30, 2004
                                                                                ------------------------------
                                                                                As Previously
                                                                                  Reported        As Restated
                                                                                -------------   --------------

Select Statement of Cash Flows Data:
    Net loss                                                                    $    (565,952)  $   (7,069,253)
    Depreciation and amortization                                                   1,943,428        1,983,778
    Accounts receivable                                                            (8,434,570)      (7,802,241)
    Other assets                                                                     (735,010)         103,020
    Accounts payable and accrued expenses                                           7,383,284        9,301,286
    Net cash provided by (used in) operating activities                               420,740       (2,654,450)
    Payment of earn-out                                                            (6,506,475)      (3,431,285)
    Net cash used in investing activities                                         (16,118,938)     (13,043,748)

                                                                                Six Months Ended June 30, 2003
                                                                                ------------------------------
                                                                                As Previously
                                                                                  Reported        As Restated
                                                                                -------------   --------------

Select Statement of Cash Flows Data:
    Net income (loss)                                                           $     122,138   $   (3,803,946)
    Accounts payable and accrued expenses                                            (213,966)       2,441,977
    Net cash used in operating activities                                          (3,787,516)      (5,057,657)
    Payment of earn-out                                                            (3,476,856)      (2,206,715)
    Net cash used in investing activities                                         (11,472,813)     (10,202,672)

(3) Stock-Based Compensation

The Company accounts for its employee stock option grants by applying the intrinsic value method. The table below illustrates the effect on net income
(loss) and earnings (loss) per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the fair value method.


                                                         Three months ended June 30,         Six months ended June 30,
                                                       --------------------------------  ----------------------------------
                                                          Restated        Restated           Restated         Restated
                                                            2004            2003               2004             2003
                                                       --------------------------------  ----------------------------------
Net loss as reported                                    $ (1,368,806)    $(2,147,011)    $ (7,069,253)       $(3,803,946)
Add: stock-based employee compensation expense
       included in reported net income (loss)                      -          23,808           21,174             47,616
Deduct: total stock-based compensation expense
       determined under the fair value method for all
       awards                                               (735,822)       (366,701)      (3,096,089)        (1,278,088)
                                                        ------------     -----------     ------------        -----------

Pro forma net loss                                      $ (2,104,628)    $(2,459,904)    $(10,144,168)       $(5,034,418)
                                                        ============     ===========     ============        ===========


Basic earnings (loss) per common share:
        As reported                                     $      (0.03)    $     (0.08)     $     (0.17)       $     (0.15)
        Pro forma                                              (0.05)          (0.09)           (0.26)             (0.19)


Diluted earnings (loss) per common share:
        As reported                                     $      (0.03)    $     (0.08)     $     (0.17)       $     (0.15)
        Pro forma                                              (0.05)          (0.09)           (0.26)             (0.19)

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

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
                                                           =============

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

The following unaudited pro forma information is presented as if the acquisition of Shaanxi had occurred on December 1, 2002, using the one-month lag consolidation policy (in thousands, except earnings per share):


                                              Three Months Ending June 30,            Six Months Ending June 30,
                                           ------------------------------------   ------------------------------------
                                               Restated            Restated             Restated          Restated
                                                 2004                2003                 2004              2003
                                           ------------------- ----------------   ----------------- ------------------

Revenue                                     $     86,470      $     63,219         $    171,250      $    118,217

Income from continuing operations                 (1,351)           (1,520)              (6,331)           (2,712)

Net income                                        (1,351)           (1,875)              (6,331)           (3,067)

Earnings per share:
             Basic                          $      (0.03)     $      (0.06)         $     (0.16)      $     (0.11)

             Diluted                               (0.03)            (0.06)               (0.16)            (0.11)



(5) Revolving Credit Facility


The Company maintains a $20,000,000 revolving credit facility (the "Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The Facility requires the Company and its subsidiaries to meet certain financial objectives and maintain certain financial covenants. Advances under the Facility may be used to finance future acquisitions, capital expenditures or for other corporate purposes. The Company expects that the cash flow from operations of its subsidiaries will be sufficient to support the corporate overhead of the Company and some portion, if not all, of the contingent earn-out payments and other cash requirements associated with its acquisitions. Therefore, the Company anticipates that its primary use of the Facility will be to finance the cost of new acquisitions and to pay any portion of existing earn-out arrangements that cash flow from operations is otherwise unable to fund. At June 30, 2004 the Company had advances of $12,225,000. Based upon available collateral and net of advances under the Facility and outstanding letter of credit commitments, there was approximately $6,060,000 available for borrowing under the Facility. In July 2004, the maximum availability under the Facility was increased to $25,000,000.

On July 28, 2004, the Company amended its Facility to provide a bridge loan with a principal amount of $5,000,000, a term of 120 days and interest at 200 basis points above the price rate. The amendment modified certain financial covenants, including but not limited to, cash flow coverage ratio test, funded debt limitations and domestic and worldwide funded debt to consolidated EBITDA. The Company borrowed the full $5,000,000 available for the bridge loan on August 24, 2004 and subsequently repaid the bridge loan facility on November 26, 2004.

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

         On May 6, 2003, the Company elected to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although the Company believed that the plaintiffs' claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management's attention from operations. The total settlement costs of $750,000, paid $400,000 in cash and $350,000 in shares of the Company's common stock, are included in the accompanying unaudited and restated consolidated statement of operations for the six-month period ended June 30, 2003.

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
                                                  =========


(8) Earnings (Loss) per Share

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded from the calculation of diluted earnings (loss) per share because their effect was antidilutive. The total numbers of such shares excluded from the diluted earnings (loss) per common share calculations are 8,326,366 and 9,961,038 for the three months ended June 30, 2004 and 2003, respectively, and 9,798,859 and 9,474,695 for the six months ended June 30, 2004 and 2003, respectively. Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition are subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004. Accordingly, such shares have been excluded from the calculation of basic and diluted earnings (loss) per common share for the three- and six-month periods ended June 30, 2004.

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

(9) Income Taxes

The components of income tax expense consist of the following:


                       Three months ended June 30,            Six months ended June 30,
                   -----------------------------------     ------------------------------
                     Restated             Restated             Restated        Restated
                       2004                 2003                 2004            2003
                   -------------       ---------------     ---------------   ------------
U.S. federal        $  105,100            $  112,200         $   210,200      $   224,400
State                   53,900                29,000              80,800           58,000
Foreign                285,371                14,461             352,471           22,282
                   -----------            ----------         -----------      -----------
                    $  444,371            $  155,661         $   643,471      $   304,682
                   ===========            ==========         ===========      ===========

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

                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004


                                                        Three months ended June 30, 2004
                                          -----------------------------------------------------------
                                            Restated
                                            Domestic       International                    Restated
                                            Services         Services        Corporate        Total
                                          ----------        ---------       -----------    ----------
Revenue from external customers            $  33,167           53,303       $      -       $   86,470
Intersegment revenue                               8               83              -               91
Income (loss) from operations                 (2,220)           1,857              -             (363)


                                                        Three months ended June 30, 2003
                                          -----------------------------------------------------------
                                            Restated
                                            Domestic     International                      Restated
                                            Services        Services        Corporate         Total
                                          ----------        ---------       -----------    ----------
Revenue from external customers            $  24,061        $  22,273      $       -       $   46,334
Intersegment revenue                               6               29              -               35
Income (loss) from operations                 (2,330)             639              -           (1,691)


                                                         Six months ended June 30, 2004
                                          -----------------------------------------------------------
                                            Restated
                                            Domestic      International                     Restated
                                            Services        Services        Corporate         Total
                                          ----------        ---------       -----------    ----------


Revenue from external customers            $  67,863        $  78,831      $       -       $  146,694
Intersegment revenue                               9               95              -              104
Income (loss) from operations                 (4,783)           2,115              -           (2,668)

Segment assets                                41,355           65,959          8,592          115,906
Segment goodwill and intangibles, net         23,756           19,038              -           42,794


                              Stonepath Group, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

                                                      Six months ended June 30, 2003
                                        --------------------------------------------------------------
                                           Restated
                                           Domestic      International                     Restated
                                           Services         Services        Corporate        Total
                                        ---------------  -------------    -------------   ------------
Revenue from external customers           $   47,835       $   37,071     $        -      $    84,906
Intersegment revenue                              40               57              -               97
Income (loss) from operations                 (2,314)           1,106           (750)          (1,958)

Segment assets                                46,058           15,778          3,653           65,489
Segment goodwill and intangibles, net         23,129            5,463              -           28,592



The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                        Three months ended June 30,       Six months ended June 30,
                                       -------------------------------  -------------------------------
                                          Restated                         Restated
                                            2004           2003              2004            2003
                                       -------------- ----------------  --------------- ---------------
Total revenue:
          United States                   $   55,060        $  45,780      $ 107,996       $   83,903
          Asia                                23,875              554         29,946            1,003
          North America
           (excluding the United States)         814                -            938                -
          South America                        1,890                -          1,890                -
          Europe                               3,181                -          3,849                -
          Other                                1,650                -          2,075                -
                                          ----------        ---------      ---------       ----------
                                          $   86,470        $  46,334      $ 146,694       $   84,906
                                          ==========        =========      =========       ==========

The following table presents long-lived assets by geographic area
(in thousands):

                                                     June 30,
                                      ------------------------------------
                                           2004                   2003
                                      -------------           ------------

       United States                   $   9,132               $  6,739
       Asia                                  574                     15
       South America                         121                      -
                                       ---------               --------
           Total long-lived assets     $   9,827               $  6,754
                                       =========               ========

(11) Subsequent Event

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

RESULTS OF OPERATIONS

         Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

         The following table summarizes our total revenue, net transportation and other revenue (in thousands):


                                     Quarter ended June 30,                 Change
                                  ---------------------------     --------------------------
                                   Restated        Restated
                                     2004            2003            Amount        Percent
                                  ----------     ------------     -----------    -----------
Total revenue                       $86,470         $ 46,334        $ 40,136          86.6%
                                   ========         ========        ========

Transportation revenue               80,589           42,582          38,007          89.3

Cost of transportation               67,405           34,393          33,012          96.0
                                   --------         --------        --------
Net transportation revenue           13,184            8,189           4,995          61.0
       Net transportation margin      16.4%            19.2%

Customs brokerage                     2,422            2,178             244          11.2
Warehousing and other
     value added services             3,459            1,574           1,885         119.8
                                   --------         --------        --------
          Total net revenue         $19,065         $ 11,941         $ 7,124          59.7%
                                   ========         ========        ========
       Net revenue margin             22.0%            25.8%
                                   ========         ========

         Total revenue was $86.4 million in the second quarter of 2004, an increase of 86.6% over total revenue of $46.3 million in the second quarter of 2003. $7.2 million or 18.1% of the increase in total revenue was attributable to same store growth with $32.9 million or 81.9% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $33.0 million in total revenue for the second quarter of 2004, an improvement of $4.8 million and 17.2% over the same prior year period with $2.4 million of the increase coming from same store growth and the remaining $2.4 million in revenue growth coming from acquisitions. The International Services platform delivered $53.4 million in total revenue for the second quarter of 2004, a period over period improvement of $35.3 million or 195.0%, with $4.8 million of the increase coming from same store growth and the remaining $30.5 million improvement attributed to acquisitions.

         Net transportation revenue was $13.1 million in the second quarter of 2004, an increase of 61.0% over net transportation revenue of $8.1 million in the second quarter of 2003. $0.7 million, or 14.3% of the increase in net transportation revenue, was attributable to same store growth with $4.3 million, or 85.7% of the increase, attributable to acquisitions. The Domestic Services platform delivered $6.5 million in net transportation revenue for the second quarter of 2004, an increase of $0.6 million or 9.3% from the same prior year period driven by acquisitions. The International Services platform delivered $6.6 million in net transportation revenue for the second quarter of 2004, a period over period improvement of $4.4 million or 201.6%, with $0.8 million of the increase coming from same store growth and the remaining $3.6 million improvement attributed to acquisitions.

         Net transportation margin decreased to 16.4% for the second quarter of 2004 from 19.2% for the second quarter of 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those in the Domestic Services platform. For the second quarter of 2004, net transportation margin for the Domestic Services platform declined to 21.9% from 22.1% tied primarily to the low-margin contract that the Company exited late in the second quarter of 2004 and, to a lesser extent, the impact of new business within the automotive sector which carries a lower margin. For the International Services platform, net transportation margin has declined in line with previous expectations to 13.1% from 14.2% as a result of the general rate increases imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of the airfreight business.

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

         Net revenue was $19.0 million in the second quarter of 2004, an increase of 59.7% over net revenue of $11.9 million in the second quarter of 2003. $2.8 million, or 38.6% of the increase in net revenue, was attributable to same store growth, with $4.3 million, or 61.4% of the increase, attributable to acquisitions. The Domestic Services platform delivered $9.7 million in net revenue for the second quarter of 2004, an improvement of $2.5 million or 34.4% over the same prior year period with $1.7 million of the increase coming from same store growth with the remaining $0.8 million in growth coming from acquisitions. The International Services platform delivered $9.3 million in net revenue for the second quarter of 2004, a period over period improvement of $4.6 million or 98.3%, with $1.0 million of the increase coming from same store growth and the remaining $3.6 million improvement attributed to acquisitions.

         Net revenue margin decreased to 22.0% for the second quarter of 2004 compared to 25.8% for the same prior year period primarily as a result of the change in revenue mix resulting from the recent acquisitions within the International Services platform, which generally operate at lower margins than those in the Domestic Services platform. Net revenue margin at Domestic Services increased to 29.3% from 25.6% driven by growth in other value added services provided in connection with the start-up of a significant new key account. For the International Services platform, net revenue margin declined in line with previous expectations to 17.5% from 26.1% as a result of the general rate increases imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of its airfreight business.

      The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                            Quarter ended June 30,
                                            -------------------------------------------------------
                                                    Restated                     Restated
                                                      2004                         2003                         Change
                                            -------------------------    --------------------------    -------------------------
                                              Amount        Percent         Amount        Percent         Amount        Percent
                                            ----------    -----------    -----------    -----------    -----------    ----------
Net revenue                                  $19,065         100.0%       $11,941         100.0%        $ 7,124         59.7%
                                             -------       -------        -------        ------        -------
Personnel costs                               10,872          57.0          7,003          58.6           3,869         55.2
Other selling, general and
  administrative costs                         7,423          38.9          6,059          50.7           1,364         22.5
Depreciation and amortization                  1,133           6.0            570           4.9             563         98.8
                                             -------       -------        -------        ------        -------
Total operating costs                         19,428         101.9         13,632         114.2           5,796         42.5
                                             -------       -------        -------        ------         -------
Income from operations                          (363)         (1.9)        (1,691)        (14.2)          1,328         78.5
Interest expense                                 (59)         (0.3)            (4)            -             (55)          NM
Other income (expense)                           (20)         (0.1)            59           0.5             (79)          NM
                                             -------       -------        -------        ------         -------
Income from continuing operations
  before income tax expense and
  minority interest                             (442)         (2.3)        (1,636)        (13.7)          1,194         73.0
Income tax expense                               444           2.3            156           1.3             288        184.6
                                             -------       -------        -------        ------         -------
Income from continuing operations
  before minority interest                      (886)         (4.6)        (1,792)        (15.0)            906         50.6
Minority interest                                482           2.6              -             -             482           NM
                                             -------       -------        -------        ------         -------
Income from continuing operations             (1,368)         (7.2)        (1,792)        (15.0)            424         23.7
Loss from discontinued operations                  -             -           (355)         (3.0)            355        100.0
                                             -------       -------        -------        ------         -------
Net income                                   $(1,368)          7.2%       $(2,147)        (18.0)%       $   779         36.3%
                                             =======       =======        =======        ======         =======


         Personnel costs were $10.9 million for the second quarter of 2004, an increase of 55.2% over $7.0 million for the second quarter of 2003. $1.8 million or 46.9% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $2.1 million or 53.1% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue decreased to 57.0% in the second quarter of 2004 from 58.6% in the second quarter of 2003. This increase was driven by increased net revenue relative to the hiring of operations, sales and management personnel, particularly in the International Services platform as well as additional resources deployed in support of a key new account in the Domestic Services platform. Compared to June 30, 2003, headcount increased by 585 to a total of 1,176 with 430 added in operations, 44 added in sales and marketing and 111 added in financial and administrative services.

         Other selling, general and administrative costs were $7.4 million for the second quarter of 2004, an increase of 22.5% over $6.1 million for the second quarter of 2003. $1.2 million or 88.0% of the increase is attributable to incremental costs assumed as part of our acquisition program with $0.1 million or 12.0% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs decreased to 38.9% in the second quarter of 2004 from 50.7% in the second quarter of 2003. This decrease is primarily due to our Asian expansion where operational costs as a percentage of net revenue are much less than in our U.S. operations.

         Depreciation and amortization was $1.1 million in the second quarter of 2004, an increase of 98.8% over $0.6 million in the second quarter of 2003. This increase is primarily due to the amortization of acquired intangible assets. Depreciation and amortization as a percentage of net revenue increased to 6.0% compared to 4.9% in the second quarter of 2003 due to increased amortization of acquired intangible assets.

         Loss from operations was $0.4 million in the second quarter of 2004, as compared to a loss of $1.7 million for the second quarter of 2003, an improvement of 78.5%. Loss from operations as a percentage of net revenue was 1.9% for the second quarter of 2004 compared to 14.2% for the second quarter of 2003.

         As a result of historical losses related to investments in early-stage technology businesses, which are unrelated to the Company's current activities and the Company's rapid expansion, the Company has accumulated federal net operating losses (NOLs). A portion of tax expense during the three months ended June 30, 2004 resulted from increased earnings from overseas operations. Thus, the foreign income tax provision amounted to 64% of the consolidated income tax provisions and the balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes. At December 31, 2003, the Company had a net operating loss for federal income taxes of approximately $24.9 million.

         Net loss was $1.4 million in the second quarter of 2004, compared to $2.1 million in the second quarter of 2003. Basic and diluted loss per common share were $0.03 for the second quarter of 2004 compared to $0.08 per basic and diluted common share for the second quarter of 2003.

         Six months ended June 30, 2004 compared to six months ended June 30,
2003

         The following table summarizes our total revenue, net transportation and other revenue (in thousands):

                                  Six months ended June 30,                Change
                                  ---------------------------     --------------------------
                                     2004             2003           Amount         Percent
                                  ------------    ------------    ------------    ----------

Total revenue                        $146,694       $  84,906        $ 61,788         72.8%
                                     ========       =========        ========



Transportation revenue                135,634          78,362          57,272         73.1

Cost of transportation                110,878          61,027          49,851         81.7
                                     --------       ---------        --------


Net transportation revenue             24,756          17,335           7,421         42.8
       Net transportation margin         18.3%           22.1%


Customs brokerage                       5,101           4,042           1,059         26.2
Warehousing and other
     value added services               5,959           2,502           3,457        138.2
                                     --------       ---------        --------

          Total net revenue          $ 35,816       $  23,879        $ 11,937         50.0%
                                     ========       =========        ========

       Net revenue margin                24.4%           28.1%
                                     ========       =========


         Total revenue was $146.7 million in the first six months of 2004, an increase of 72.8% over total revenue of $84.9 million in the first six months of 2003. $20.6 million or 33.3% of the increase in total revenue was attributable to same store growth with $41.2 million or 66.7% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $67.8 million in total revenue for the first six months of 2004, an improvement of $15.8 million and 30.3% over the same prior year period with $10.9 million of the increase coming from same store growth and the remaining $4.9 million in revenue growth coming from acquisitions. The International Services platform delivered $78.9 million in total revenue for the first six months of 2004, a period over period improvement of $46.0 million or 139.9%, with $9.7 million of the increase coming from same store growth and the remaining $36.3 million improvement attributed to acquisitions.

         Net transportation revenue was $24.7 million in the first six months of 2004, an increase of 42.8% over net transportation revenue of $17.3 million in the first six months of 2003. $1.7 million, or 22.5% of the increase in net transportation revenue, was attributable to same store growth with $5.7 million, or 77.5% of the increase, attributable to acquisitions. The Domestic Services platform delivered $14.9 million in net transportation revenue for the first six months of 2004, an improvement of $1.7 million or 13.3% over the prior year period with $0.6 million of the increase coming from same store growth and the remaining $1.1 million in revenue growth coming from acquisitions. The International Services platform delivered $9.8 million in net transportation revenue for the first six months of 2004, a period over period improvement of $5.7 million or 135.8%, with $1.0 million of the increase coming from same store growth and the remaining $4.7 million improvement attributed to acquisitions.

         Net transportation margin decreased to 18.3% for the first six months of 2004 from 22.1% for the first six months of 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform. For the first six months of 2004, net transportation margin for the Domestic Services platform declined to 23.9% from 26.3% tied primarily to the low-margin contract that the Company exited late in the second quarter of 2004 and, to a lesser extent, the impact of new business within the automotive sector which carries a lower margin. For the International Services platform, net transportation margin has declined in line with previous expectations to 13.4% from 14.8% as a result of the general rate increases imposed by the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of its airfreight business.

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

         Net revenue was $35.8 million in the first six months of 2004, an increase of 50.0% over net revenue of $23.9 million in the first six months of 2003. $5.8 million or 49.0% of the increase in net revenue was attributable to same store growth, with $6.1 million, or 51.0% of the increase attributable to acquisitions. The Domestic Services platform delivered $20.2 million in net revenue for the first six months of 2004, an improvement of $5.1 million or 33.8% over the same prior year period with $3.8 million of the increase coming from same store growth with the remaining $1.3 million in growth coming from acquisitions. The International Services platform delivered $15.6 million in net revenue for the first six months of 2004, a period over period improvement of $6.8 million or 78.0%, with $2.1 million of the increase coming from same store growth and the remaining $4.7 million improvement attributed to acquisitions.

         Net revenue margin decreased to 24.4% for the first six months of 2004 compared to 28.1% for the same prior year period primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform which generally operate at lower margins than those found in the Domestic Services platform. Net revenue margin at Domestic Services increased to 29.9% from 29.1% with a decrease in net transportation margin offset by growth in other value added services provided in connection with the start-up of a significant new key account. For the International Services platform, net revenue margin declined in line with previous expectations to 19.7% from 26.6% as a result of the underlying asset-based carriers as well as the impact of the recently completed Shaanxi transaction. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the platform with the opportunity for growth in the higher-margin retail component of the airfreight business. Partially offsetting the decline in net revenue margin is the significant period over period growth in our customs brokerage services revenue.

         The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):


                                                          Six months ended June 30,
                                            -------------------------------------------------------
                                                    Restated                      Restated
                                                      2004                          2003                         Change
                                            --------------------------    -------------------------     -------------------------
                                               Amount        Percent         Amount        Percent        Amount        Percent
                                            ------------   -----------    -----------    ----------     ----------    -----------
Net revenue                                    $ 35,816        100.0%        $23,879        100.0%        $11,937           50.0%
                                               --------     --------         -------        -----        --------

Personnel costs                                  20,769         58.0          13,566         56.8           7,203           53.1
Other selling, general and administrative
  costs                                          15,732         43.9          10,361         43.4           5,371           51.8

Depreciation and amortization                     1,984          5.6           1,160          4.9             824           71.0

Litigation settlement                                 -            -             750          3.1            (750)        (100.0)
                                               --------     --------         -------        -----        --------

Total operating costs                            38,485        107.5          25,837        108.2          12,648           49.0
                                               --------     --------         -------        -----        --------

Income (loss) from operations                    (2,669)        (7.5)         (1,958)        (8.2)           (711)         (36.3)

Provision for excess
  earn-out payments                              (3,075)        (8.6)         (1,270)        (5.3)         (1,805)        (142.1)

Interest expense                                    (95)        (0.3)             (2)           -             (93)            NM

Other income (expense)                              (35)           -              86          0.3            (121)            NM
                                               --------     --------         -------        -----        --------

Income (loss) from continuing operations
  before income tax expense  (benefit)
  and minority interest                          (5,874)       (16.4)         (3,144)       (13.2)         (2,730)         (86.8)

Income tax expense (benefit)                       (643)         1.8             305         1.21             338          110.8
                                               --------     --------         -------        -----        --------

Income from continuing operations
  before minority interest                       (6,517)       (18.2)         (3,449)       (14.4)         (3,068)         (89.0)

Minority interest                                   552          1.5               -            -             552             NM
                                               --------     --------         -------        -----        --------


Income (loss) from continuing operations         (7,069)       (19.7)         (3,449)       (14.4)         (3,620)        (105.0)

Loss from discontinued operations                     -            -            (355)        (1.5)            355         (100.0)
                                               --------     --------         -------        -----        --------

Net income (loss)                              $ (7,069)       (19.7)%       $(3,804)       (15.9)%      $ (3,265)         (85.8)%
                                               ========     ========         =======        =====        ========


         Personnel costs were $20.8 million for the first six months of 2004, an increase of 53.1% over $13.6 million for the first six months of 2003. $2.7 million or 38.1% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $4.5 million or 61.9% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue increased to 58.0% in the first six months of 2004 from 56.8% in the first six months of 2003. This increase was driven by the hiring of operations, sales and management personnel, particularly in the International Services platform as well as additional resources deployed in support of a significant new key account in the Domestic Services platform. Compared to June 30, 2003, headcount increased by 585 to a total of 1,176 with 430 added in operations, 44 added in sales and marketing and 111 added in financial and administrative services.

         Other selling, general and administrative costs were $15.7 million for the first six months of 2004, an increase of 51.8% over $10.3 million for the first six months of 2003. $1.9 million or 35.2% of the increase is attributable to incremental costs assumed as part of our acquisition program with $3.5 million or 64.8% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs increased to 43.9% in the first six months of 2004 from 43.4% in the first six months of 2003. This increase is primarily due to non-recurring charges incurred in the first quarter of 2004 related to bad debts, communication and technology costs and higher than expected costs related to our Sarbanes-Oxley compliance initiatives.

         Depreciation and amortization was $2.0 million in the first six months of 2004, an increase of 71.0% over $1.2 million in the first six months of 2003. This increase is primarily due to the amortization of acquired intangible assets. Depreciation and amortization as a percentage of net revenue increased to 5.6% compared to 4.9% in the first six months of 2003 due to increased amortization of acquired intangible assets.

        In the first quarter of 2003, litigation settlement charges resulted from the settlement of litigation that arose prior to our transition to a logistics business. Such settlement was ultimately paid using $400,000 in cash and $350,000 in shares of the Company's common stock.

         Loss from operations was $2.7 million in the first six months of 2004, as compared to $2.0 million for the first six months of 2003. Loss from operations as a percentage of net revenue was 7.5% for the first six months of 2004 compared to 8.2% for the first six months of 2003.

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

         As a result of historical losses related to investments in early-stage technology businesses, which are unrelated to the Company's current activities and the Company's rapid expansion, the Company has accumulated federal net operating losses (NOLs). A portion of tax expense during the six months ended June 30, 2004 resulted from increased earnings from overseas operations. The foreign income tax provision amounted to 55% of the consolidated income tax provisions and the balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes. At December 31, 2003, the Company had a net operating loss for federal income taxes of approximately $24.9 million.

         Net loss was $7.1 million in the first six months of 2004, compared to $3.8 million in the first six months of 2003. Basic and diluted loss per common share was $0.17 for the first six months of 2004 compared to $0.15 per basic and diluted common share for the first six months of 2003.

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

                                                   For the six months ended
                                                         June 30, 2004
                  Domestic                                   21.4%
                  International                              29.8%

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $1.3 million and $3.1 million as of June 30, 2004 and December 31, 2003, respectively. Working capital totaled $3.0 million and $13.1 million at June 30, 2004 and December 31, 2003, respectively.

         Cash used in operating activities was $2.6 million for the first six months of 2004 compared to $5.0 million used in the first six months of 2003. This improvement over the comparable prior year period was driven principally by proactive working capital management and increased amortization charges related to our acquired intangible assets.

         Net cash used in investing activities during the first six months of 2004 was $13.0 million compared to $10.2 million in the first six months of 2003. Investing activities were driven principally by approximately $3.4 million in earn-out payments made in relation to 2003 performance targets, $6.7 million paid for acquisitions (net of cash acquired) and $2.8 million spent primarily in connection with the development of Tech-Logis(TM), the Company's new web-based technology platform.

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

         On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The transaction was valued at up to $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of up to $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon increased costs of purchased transportation as a result of the restatement and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 is $8.1 million compared to the previously calculated amount of $12.7 million. As a result, the Company believes that it has paid approximately $3.9 million to selling shareholders in excess of amounts that should have been paid. As a consequence of these restatements, the amounts paid in 2003 and 2004 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003. Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill. At June 30, 2004 the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved for because of differing interpretations, by the Company and selling shareholders, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

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

         On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon increased costs of purchased transportation as a result of the restatements and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 is $1.5 million compared to the previously calculated amount of $2.4 million. The Company believes that is has paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of these restatements, the amounts paid in 2003 and 2004 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. The excess earn-out amounts applicable to 2003 earnings were previously recorded as earn-out payable at December 31, 2003. Such excess applicable to 2003 has been eliminated with a corresponding reduction in goodwill. At June 30, 2004, the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved for because of differing interpretations by the Company and the selling shareholders of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

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

         The Company has restated its financial statements for the first two quarters of 2004 and 2003, and years ended December 31, 2003, 2002 and 2001 to correct the processing errors related to its purchased transportation accrual, the customer billings, revenue recognition, loss and damage claim costs and to reflect the related income tax effects. In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatements.

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

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures in connection with the filing of its initial Annual Report on Form 10-K based upon the information available at that time and concluded that the Company's disclosure controls and procedures were effective. Subsequent to that evaluation, the Company discovered the reportable conditions and material weaknesses described above (other than the reportable condition described in the first paragraph of this Item 4 which was discovered prior to December 31, 2003) and has taken the remedial actions described above. In connection with the preparation of this Form 10-Q/A, the Company has carried out an additional evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, taking into account the reportable conditions and material weaknesses described above, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. However, the Company believes that as a result of the remedial measures implemented by the Company, the Company's disclosure controls and procedures are now effective.

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

        As a result of the restatement process, the Company has determined that it made earn-out payments to the former owners of its Air Plus and United American subsidiaries in excess of amounts due. These amounts have been reflected in the accompanying financial statements as other assets. A full valuation allowance has been provided for those advances due to the differing interpretation of the stock purchase agreements by the Company and the selling shareholders. The affect of this change reduced net income by $3.1 million for the six-month period ended June 30, 2004 and $1.3 million for the six-month period ended June 30, 2003. Goodwill has been reduced by similar amounts from that previously reported.

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibits are included herein:

10.16 Fifth Amendment to Loan and Security Agreement dated April 6, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Governmental Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Offshore Holdings, Inc., Stonepath Operations, Inc., and United American Acquisitions and Management, Inc.(1)

10.17 Sixth Amendment to Loan and Security Agreement dated July 28, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Governmental Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Offshore Holdings, Inc., Stonepath Operations, Inc., and United American Acquisitions and Management, Inc.(1)

12 Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

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

---------
(1) Incorporated by reference to the Company's Form 10-Q for the second quarter ended June 30, 2004, filed on August 9, 2004.

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


                                 STONEPATH GROUP, INC.


Date:  March  , 2005             /s/ Jason Totah
                                 --------------------------------------
                                 Jason Totah
                                 Chief Executive Officer



Date:  March  , 2005             /s/ Thomas L. Scully
                                 --------------------------------------
                                 Thomas L. Scully
                                 Chief Financial Officer, Vice President and
                                 Controller
                                 (Principal Financial and Accounting Officer)