Form 10-K
period 2004-12-31
STONEPATH GROUP INC
filed 2005-04-01
CIK 1093546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2004
                                       OR
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                        Name of each exchange on
         Title of each class:                               which registered:
Common Stock, par value $.001 per share                 American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

      Indicate by check mark whether the Registrant is an accelerated filer
                      (as defined in Rule 12b-2 of the Act)
                                 YES |X| NO |_|

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2004 was $84,432,579 based upon the closing sale price of the Registrant's common stock on the American Stock Exchange of $2.14 on such date. See Footnote (1) below.

     The number of shares outstanding of the Registrant's common stock as of
                        February 28, 2005 was 43,591,952.

                    Documents Incorporated by Reference: None

               Index to Exhibits appears at page 57 of this Report

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

================================================================================

                              STONEPATH GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Business....................................................................................1
Item 2.  Properties.................................................................................16
Item 3.  Legal Proceedings..........................................................................17
Item 4.  Submission Of Matters To A Vote Of Security Holders........................................18

                                     PART II
Item 5.  Market For Registrant's Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities.............................................................18
Item 6.  Selected Financial Data....................................................................19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................38
Item 8.  Financial Statements and Supplementary Data................................................38
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......38
Item 9A. Controls and Procedures....................................................................38
Item 9B. Other Information..........................................................................43

                                    PART III
Item 10. Directors and Executive Officers of the Registrant.........................................43
Item 11. Executive Compensation.....................................................................46
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters....................................................................................54
Item 13. Certain Relationships and Related Transactions.............................................55
Item 14. Principal Accountant Fees and Services ....................................................56

                                     PART IV
Item 15. Exhibits and Financial Statement Schedules ................................................57

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

Item 1. Business

Overview

      We are a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform which manages and arranges the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We also offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core services, we provide a broad range of value-added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 24 major metropolitan areas in North America and Puerto Rico, 13 locations in the Asia Pacific region and 6 locations in Brazil, as well as an extensive network of independent carriers and service partners strategically located throughout the world.

      Our objective is to build a leading global logistics services organization that integrates established logistics companies with innovative technologies. To that end, we are extending our network through a combination of synergistic acquisitions and the organic expansion of our existing operations.

      Our acquisition strategy focuses on acquiring and integrating logistics businesses that will enhance operations within our current market areas as well as extend our network to targeted locations in Asia, South America, Europe and the Middle East. We select acquisition targets based upon their ability to demonstrate: (1) historic levels of profitability; (2) a proven record of delivering superior time-definite distribution and other value-added services;
(3) an established customer base of large and mid-sized companies; and (4) opportunities for significant growth within strategic segments of our business.

      As  we  integrate  these  companies,   we  intend  to  create   additional
stockholder value by: (1) improving productivity by adopting enhanced technologies and business processes; (2) improving transportation margins by leveraging our growing purchasing power; (3) enhancing the opportunity for organic growth by cross-selling and offering expanded services; and (4) implementing standard management reporting systems.

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

      We have completed the acquisition of 16 logistics companies. The initial phase of our acquisition strategy was to develop a U.S.-based platform of service offerings. We accomplished this through the acquisition of M.G.R.,

Inc. (d/b/a "Air Plus") on October 5, 2001 and Global Transportation Services, Inc. and its wholly-owned subsidiary Global Container Line, Inc. (collectively "Stonepath Logistics International Services, Inc." or "SLIS") on April 4, 2002. Founded in 1990, Air Plus is a leading time-definite logistics company providing a full range of domestic transportation and distribution solutions including warehousing and order fulfillment. Air Plus services a customer base of manufacturers, distributors and national retail chains through its network of offices in North America and an extensive network of over 200 agents. Founded in 1985, SLIS provides a full range of international transportation and logistics solutions to a customer base of manufacturers and national retail chains. SLIS also provides customs brokerage, ocean forwarding, NVOCC services, consolidation and deconsolidation services, air import and export services and warehousing and distribution services.

      The next phase of our acquisition strategy was to supplement the organic growth of our organization through targeted "add-on" acquisitions that were intended to fill a strategic industry niche and offer complementary services to our existing customer base. We accomplished this by acquiring United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. ("United American") on May 30, 2002, Transport Specialists, Inc. ("TSI") on October 1, 2002, Transportation Rail Warehousing Logistics, Inc. ("TRWL") on January 31, 2003, Regroup Express LLC ("Regroup") on June 20, 2003 and Customs Services International, Inc. ("CSI") on July 16, 2003. United American, based in the Detroit, Michigan area, provides us with a division that supports the automotive industry, while both TSI and Regroup, based in Northern Virginia, and TRWL, based in Portland, Maine, service government agencies and the defense sector. CSI provides a full range of international freight forwarding and customs brokerage services out of its offices in Miami, Florida and El Paso, Texas, with a focus on Latin America, Europe and Asia.

      In 2003 and 2004, we completed a series of acquisitions that increased our presence in Asia with the goal of building Stonepath into a leading worldwide integrated logistics service organization. On August 8, 2003, we acquired a controlling interest in the Singapore and Cambodia based operations of the G-Link Group of companies, a regional logistics business headquartered in Singapore, with offices throughout Southeast Asia. We then acquired three Malaysian-based offices of G-Link in December 2003. During December 2003, we also acquired controlling interests in East Ocean Logistics Ltd., a Hong Kong-based company that specializes in international ocean freight services, Planet Logistics Pte. Ltd., a Singapore-based company that focuses on international and intra-Asia air cargo services, and Group Logistics Pte. Ltd., a start-up providing air cargo services in Shanghai, PRC. On February 9, 2004, we increased our presence in Shanghai by acquiring a majority interest in Shaanxi Sunshine Cargo Services International Company, Ltd. ("Shaanxi"), a Class A licensed freight forwarder headquartered in Shanghai that has been operated by founder and President Andy Tsai since 1993. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution services, shipping services and special freight handling.

      As a result of an amendment to our domestic credit facility with LaSalle Business Credit, LLC in November 2004, we are presently precluded from making any acquisitions. However, we are seeking to replace that credit facility with one that will permit us to resume our acquisition program. However, if and when our acquisition program is resumed, we do not expect it to continue at its historic pace because of our desire to optimize our existing footprints of offices and services.

      There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to replace our current domestic credit, our ability to obtain additional capital, our ability to achieve profitability, our ability to acquire and profitably manage additional businesses, our current reliance on a small number of key customers, the risks inherent in international operations, and the intense competition in our industry for customers and for the acquisition of additional businesses. For a more detailed discussion of these risks, see the section of this Item 1 entitled "Risks Particular to our Business."

Industry Overview

      Businesses are increasingly focused on identifying ways to more efficiently manage their supply chains - an operational necessity as products are sourced and distributed globally, and a financial requirement as organizations have discovered the fiscal benefits of streamlining their logistics processes - providing an increased demand and opportunity for freight transportation and logistics providers. Companies increasingly strive to minimize inventory levels, reduce order and cash-to-cash cycle lengths, perform manufacturing and assembly operations in lowest cost locations and distribute their products throughout global markets, often requiring expedited or time-definite shipment services. Furthermore, customers increasingly cite an efficient supply chain as a critical element in improving their financial performance. To remain competitive, successful companies need to not only achieve success in their core businesses, they must execute quickly and accurately.

      To accomplish their goals, businesses turn to organizations providing a broad array of transportation supply chain services. These service providers consist of freight forwarders, customs brokers, warehouse operators and other value-added logistics service providers. They also have the option of utilizing asset-based providers who offer their services primarily through their own fleets of trucks, aircraft and vessels.

      We believe that non-asset-based carriers are able to serve customers less expensively and with greater flexibility than asset-based providers because they select from various transportation options in routing customer shipments. To be competitive, these non-asset-based service providers must possess experienced and talented personnel armed with state-of-the-art technology and the ability to provide global supply chain management services to be responsive to the marketplace. Many logistics providers are now providing their customers with customized solutions for the planning and management of complex supply chains. The demand for these solutions has risen as companies continue to outsource non-core competencies, globally source goods and materials and focus on managing the overall cost of their supply chain. These trends are further facilitated by the rapid growth of technology including the growth of Web-based track and trace technology, and the ability to create electronic interfaces between the systems of service providers and their customers.

      We believe we can differentiate ourselves by focusing on time-definite supply chain solutions with capabilities across virtually every mode of transportation, as well as combining these services with other value-added logistics services, including pick-and-pack services, merge-in-transit, inventory control, Web-based order management, warehousing and reverse logistics solutions. We also believe that we have a competitive advantage resulting from our extensive knowledge of logistics markets, information systems, the experience of our logistics managers and the market information we possess from our diverse customer base.

      We believe that the third-party logistics industry in general, and that time-definite distribution in particular, is poised for continued growth. The growth in the use of third-party logistics services is being driven by a number of factors, including:

      o Outsourcing of Non-Core Activities. Companies are increasingly outsourcing freight forwarding, warehousing and other supply chain activities to allow them to focus on their core competencies. From managing purchase orders to the timely delivery of products, companies turn to third-party logistics providers ("3PLs") to manage these functions at a lower cost and more efficiently.

      o Globalization of Trade. As barriers to international trade are reduced or eliminated, companies are increasingly sourcing their parts, supplies and raw materials from the most cost competitive suppliers throughout the world. This places a greater emphasis on international freight management and just-in-time delivery capabilities. Outsourcing of manufacturing functions to, or locating company-owned manufacturing facilities in, low cost areas of the world also results in increased volumes of world trade.

      o Increased Need for Time-Definite Delivery. The need for just-in-time and other time-definite delivery has increased as a result of the globalization of manufacturing, greater implementation of demand-driven supply chains, the shortening of product cycles and the increasing value of individual shipments. Many businesses recognize that increased spending on time-definite supply chain management services can decrease overall manufacturing and distribution costs, reduce capital requirements, allow them to manage their working capital more efficiently by reducing inventory levels and inventory loss and improve service to their customers.

      o Consolidation of Logistics Function. As companies try to develop "partnering" relationships with fewer suppliers, they are reducing the number of freight forwarders and supply chain management providers they use. This trend places greater pressure on regional or local freight forwarders and supply chain management providers to grow or become aligned with a global network. Larger freight forwarders and supply chain management providers benefit from economies of scale which enable them to negotiate reduced transportation rates with the carriers actually providing the transportation services, improve their mix of cargo to achieve desired densities and to allocate their overhead over a larger volume of transactions. Globally-integrated freight forwarders and supply chain management providers are better situated to provide a full complement of services, including pick-up and delivery, shipment via air, sea and/or ground transport, warehousing and distribution, and customs brokerage.

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

      The growing emphasis on just-in-time inventory control processes has added to the complexity and need for time-definite and other value-added supply-chain services. We believe that we can continue to differentiate ourselves by combining our time-definite transportation solutions with other complementary supply chain solutions. We expect to benefit from the intense corporate focus on lower-cost services, which will positively impact those providers who have the ability to leverage relationships with numerous carriers and shippers. We also believe that we are well positioned to take advantage of the growing trend toward international freight services and time-definite domestic ground services, both of which have increased in demand during the most recent economic cycle.

Our Strategic Objectives

      Our Business Strategy

      Our objective is to provide customers with comprehensive value-added logistics solutions on a global scale. We plan to achieve this goal through a combination of growth through acquisition and continued organic growth. We intend to carry out the following strategies:

      o Enter New and Expand Existing Markets through Acquisitions. We intend to pursue additional acquisitions, although at a far slower pace than we have in the past, to enhance our position in our current markets and to acquire operations in new markets. We anticipate expanding into new and existing markets by acquiring well-established logistics organizations that are leaders in their regional markets. In particular, we intend to focus our acquisition strategy on candidates that have historic levels of profitability, a proven record of delivering superior time-definite distribution and other value-added services, an established customer base of large and mid-sized companies and opportunities for significant growth within strategic segments of our business.

      o Continue Organic Growth. A key component of our strategy is to continue the organic growth of our existing business as well as the business of the companies we intend to acquire. We expect that we can continue to fuel internal growth by cross-selling our domestic and international capabilities to our existing customer base and deploying supply chain technologies that will drive new customer acquisitions. As our organization grows and matures, we are able to share opportunities throughout our organization and increase joint selling efforts. We share our experiences and personnel throughout the organization to enhance local expertise and optimize our organization's capabilities. We believe these activities will increase our network's growth well beyond the growth available to each of our businesses on a stand-alone basis.

      Our Acquisition Strategy

      We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity.

      We plan to continue to expand our Domestic and International Services platforms in the United States through "add-on" acquisitions of other companies with complementary geographical and logistics service offerings. These "add-on" acquisitions are generally expected to have pre-tax operating earnings of $1.0 million to $3.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets by larger public companies or to independently attempt their own public offerings. In addition, we intend to continue to pursue "platform" acquisitions to expand in targeted markets in Asia, South America, Europe and the Middle East which will further enable our global supply-chain service capabilities and improve our overall profitability. We believe that our combined domestic and international capabilities will provide a significant competitive advantage in the marketplace.

      A "platform" acquisition is defined by us as one that creates a significant new capability for the Company, or entry into a new global geography. When completing a platform acquisition, we would expect to retain the management as well as the operating, sales and technical personnel of the acquired company to maintain continuity of operations and customer service. The objective would be to increase an acquired company's revenue and improve its profitability by implementing our operating strategies for internal growth, internal controls and management controls.

      An "add-on" acquisition, on the other hand, will more likely be regional in nature, will be smaller than a platform acquisition and will enable us to offer additional services or expand into new regional markets, or serve new industries. When justified by the size and service offerings of an add-on acquisition, we expect to retain the management, along with the operating, sales and technical personnel of the acquired company, while seeking to improve that company's profitability by implementing our operating strategies, internal controls and management controls. In most instances where there is overlap of geographic coverage, operations acquired by add-on acquisitions will be integrated into our existing operations in that market, resulting in the elimination of duplicative overhead and operating costs.

      If we are able to replace our current domestic credit facility with one that permits additional acquisitions, we should be well positioned to successfully pursue our acquisition strategy due to: (i) the highly fragmented composition of the market; (ii) our strategy for creating an organization with global reach, which should enhance an acquired company's ability to compete in its local and regional market through an expansion of offered services and lower operating costs; (iii) the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power, and economies of scale; (iv) our standing as a public corporation; (v) our management strategy and controls, which should, in most cases, enable the acquired company's management to remain involved in the operation of the business; and (vi) the ability of our experienced management to identify acquisition opportunities.

      Our Operating Strategy

      o Foster a Disciplined Entrepreneurial Environment. A key element of our operating strategy is to foster a disciplined environment while maintaining an entrepreneurial culture for our employees. We intend to foster this environment by continuing to build on the names, reputations and customer relationships of acquired companies. We are also implementing a global management reporting and control system requiring each business to implement Company-wide controls, policies and management accountabilities. A disciplined entrepreneurial business atmosphere should allow our regional offices to quickly and creatively respond to local market demands and enhance our ability to motivate, attract and retain managers to maximize growth and profitability.

      o Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong, interactive customer relationships by anticipating and focusing on our customers' needs. We emphasize a relationship-oriented approach to business, rather than a commodity or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we regularly meet with existing and prospective customers to help design and execute solutions for their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

      o Centralize Administrative Functions. We seek to maximize our operational efficiencies by integrating general and administrative functions at the corporate level, thereby reducing or eliminating redundant functions and facilities at acquired companies. This enables us to quickly realize potential savings and synergies, efficiently control and monitor our operations and allows acquired companies to focus on growing their sales and operations.

      o Enhance Our Capital Structure. As we approach the next stage of our development, we need to augment our capital structure by replacing our domestic credit facility and by obtaining additional capital from other sources. This may take the form of subordinated debt, convertible preferred stock and common stock, among others. Such an enhanced capital structure will permit continued expansion, but at a far slower past than we have in the past. This growth will expand our services in existing markets and expand our global reach.

Operations

      Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding, customs brokerage and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck as well as customs brokerage, warehousing and other value-added services, such as inventory control, assembly, distribution and installation for manufacturers and retailers of commercial and consumer products.

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

      Within the logistics industry, we target specific markets in which we believe we can achieve a competitive advantage and/or which are growing rapidly. For example, in the freight forwarding market, we arrange for the transportation of cargo that is generally larger and more complex than shipments handled by integrated carriers such as United Parcel Service, Inc. and FedEx Corporation. In addition, we provide specialized combinations of services that traditional freight forwarders cannot cost-effectively provide, including time-definite delivery requirements, direct-to-store distribution and merge-in-transit movement of products from various vendors in a single coordinated delivery to, and/or installation at, the end-user.

      Our services are broadly classified into the following categories:

      o Freight Forwarding Services. We offer domestic and international air, ocean and ground freight forwarding for shipments that require special handling or are generally larger than shipments handled by integrated carriers of primarily small parcels such as United Parcel Service, Inc. and FedEx Corporation. Our basic freight forwarding business is complemented by customized and information technology-based options to meet customers' specific needs. Our Domestic Services organization offers same day, one, two and three to five day service along with expedited ground service within North America and Puerto Rico through our network of asset-based carriers. On a limited basis, we also provide motor carrier services through one of our own affiliates. Internationally we offer a wide range of services from expedited air to multi-modal options through our network of owned or agent offices throughout the world. In a few markets in Asia, the Company offers co-loading services to the freight forwarding marketplace.

      o Customs Brokerage Services. Our International Services organization provides customs brokerage services. Within each country, the rules and regulations vary along with the level of expertise that is required to perform the customs brokerage services. Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty and taxes, as well as valuation and import restrictions in their respective countries.

      o Warehousing and Other Value-added Services. Our warehousing services primarily relate to storing goods and materials to meet our customers' production or distribution schedules. Other value-added services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, inspection services, cargo loading and unloading, assembly of freight, customer inventory control and protective packing and storage, order processing and customer-directed invoicing. We receive storage charges for use of our warehouses and fees for our other services.

      o Time-Definite Transportation. We specialize in complex, time-definite delivery of product to many destinations around the world and all North American destinations. These include high-volume, complex multi-destination consolidation programs for catalog, retail and other shippers. We have special programs focused on high value and breakable freight utilizing all modes of transportation.

      Other value-added services provided by us include:

      o Direct-to-store logistics for retail customers involving coordination of product received directly from manufacturers and dividing large shipments from manufacturers into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time-definite product launch dates.

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

      To execute this strategy, we have and will continue to assess technologies obtained through our acquisition strategy in combination with commercially available supply chain technologies to launch our own "best-of-breed" solution set using a combination of owned and licensed technologies. We refer to this technology set as Tech-Logis(TM) (or Technology in Logistics). We are developing Tech-Logis(TM) to provide: (1) a customer-facing portal that unifies the look and feel of how customers, employees and suppliers work with and connect to us;
(2) a robust
supply chain operating system including order, inventory optimization, transportation, warehouse and supply chain event management for use across the organization; and (3) a common data repository for analysis and reporting to provide advanced metrics to management and our customers. We have completed the added value logistics portion of this integrated logistics and information platform. We did encounter difficulty, however, with the functionality for the multi-modal forwarding portion of the Tech-Logis(TM) platform in 2004. As a result, the Company wrote off its investment in this unsuitable system in the fourth quarter of 2004. The Company has redirected its efforts into a new solution to meet its increasingly sophisticated needs for leading edge technologies.

      In executing this strategy, we have and will continue to invest significant management and financial resources to deliver these technologies. We believe these technologies will provide financial and competitive advantages in the years ahead and will increase our competitive differentiation.

Consolidation of Businesses

      We began to make changes in the fourth quarter of 2004 to further consolidate our businesses and to improve our profitability. After a review of our entire business, we made a number of targeted reductions across our employee base. We also streamlined our line-haul trucking division, a strategic step to ensure that our core focus remains on providing non-asset-based logistics solutions to our clients. We also plan to move our corporate headquarters to Seattle, Washington in the first half of 2005, in an effort to derive synergies from the integration of the Company's corporate team with its U.S. operating companies' support staff.

Sales and Marketing

      We market services on a global basis using our senior management, sales executives, regional managers, terminal managers and our national service centers located strategically across the United States and in select international locations.

      We seek to create long-term relationships with our customers and to increase the quantity and diversity of business from each customer over time. We also emphasize obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to track shipments, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to a very small number of logistics providers, enabling us to more effectively compete for these accounts.

      Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel, entertainment products and household goods. For the year ended December 31, 2004, our largest customer, Best Buy Co., Inc., accounted for approximately 13% of our revenue. In 2003, Best Buy represented 24% of our revenue. The change was principally due to the Company's organic and acquired growth. In March 2005, the Company entered into a new three-year contract with Best Buy providing for an expansion of its existing expedited transportation and logistics services. Approximately 16% of our 2004 revenue was derived from our next five largest customers, none of which accounted for 10% or more of our 2004 revenue. As our current operations continue to diversify, and as we continue our acquisition strategy, our exposure to customer and industry concentrations should be significantly reduced.

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

      The global logistics services and transportation industries are intensively competitive and are expected to remain so for the foreseeable future. We compete against other integrated logistics companies, as well as transportation services companies, consultants, information technology vendors and shippers' transportation departments. This competition is based primarily on capabilities, rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations.

      As a provider of third-party logistics services, we encounter competition from a large number of firms, much of it coming from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach that we offer. However, some of this competition comes from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services. We believe that quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise, convenience, scope of operations, customized program design and implementation and price are important competitive factors in our industry.

      Competition within the domestic freight forwarding industry is also intense. Although the industry is highly fragmented with a large number of participants, we compete most often with a relatively small number of freight forwarders with nationwide networks and the capability to provide the breadth of services offered by us. We also encounter competition from passenger and cargo air carriers, trucking companies and others. As we expand our international operations, we expect to encounter increased competition from those freight forwarders that have a predominantly international focus, including DHL Danzas Air and Ocean, Expeditors International of Washington, Inc., UPS Supply Chain Solutions (a unit of United Parcel Service, Inc.), UTi Worldwide, Inc. and Eagle Logistics, Inc. Many of our competitors have substantially greater financial resources than we do.

      We also encounter competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As an ocean freight forwarder, we encounter strong competition in every country in which we choose to operate. This includes competition from steamship companies and both large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. Quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in our industry.

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

      Our surface freight forwarding operations are subject to various federal statutes and are regulated by the Surface Transportation Board. This federal agency has broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas. The Surface Transportation Board and U.S. Department of Transportation also have the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect our operations and the motor carriers we use to provide transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services for the Company. Our property brokerage operations similarly subject us to various federal statutes and regulation as a property broker by the Surface Transportation Board, and we have obtained a property broker license and posted a surety bond as required by federal law. Our international operations are subject to regulation by the Federal Maritime Commission, or FMC, as it regulates and licenses ocean forwarding operations. Indirect ocean carriers (non-vessel operating common carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

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

Personnel

      At December 31, 2004, we had 1,169 employees of which 866 employees were engaged in operations, 86 in sales and marketing, and 217 in finance, administration and management functions.

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

      This decision occurred in conjunction with our June 21, 2001 appointment of Dennis L. Pelino as our Chairman and Chief Executive Officer. Prior to joining Stonepath, Mr. Pelino had over 25 years of logistics experience, including as President and Chief Operating Officer of Fritz Companies, Inc., where he was employed from 1987 to 1999.

      To reflect the change in business model, our consolidated financial statements have been presented in a manner in which the assets, liabilities, results of operations and cash flows related to our former business have been segregated from those of our continuing operations and are presented as discontinued operations.

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

Risks Particular to Our Business

      o     We have not been profitable in four out of the last five years.

      We  incurred  net  losses  of  $13,043,355  in  2004,  $785,603  in  2003,
$17,459,092  in 2001,  and  $36,171,273  in 2000.  Since the adoption of our new business model of delivering non-asset based third-party logistics services in 2001, we have incurred losses from continuing operations of $13,018,355 in 2004 and $522,572 in 2003. Although our 2004 results include restructuring and excess earn-out charges of $7,443,440, our ability to achieve profitability on a continuing basis in the future is dependent upon (a) the results of the efforts we began in the fourth quarter of 2004 to integrate our business operations, (b) our ability to pass along added costs to customers, including escalating fuel charges, (c) our ability to improve our buying of carrier services, (d) our ability to implement a new freight forwarding information system, and (e) our ability to retain and attract talented and experienced personnel in the future. There is no assurance that those results will achieve their intended effect or that we will be able to effectuate such actions.

      o We are unable to make further acquisitions until we replace our existing domestic credit facility.

      An amendment to our credit facility with LaSalle Business Credit, LLC in November 2004 prohibits us from making further acquisitions. Our ability to make further acquisitions is dependent upon our ability to replace that credit facility with a credit facility which permits us to make further acquisitions.

      o If we are unable to profitably manage and integrate the companies we acquire or are unable to acquire additional companies, we will not achieve our growth and profit objectives.

      Our goal is to build a global logistics services organization. Realizing this goal will require the acquisition of a number of diverse companies in the logistics industry covering a variety of geographic regions and specialized service offerings. There can be no assurance that, if we are able to make further acquisitions, we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

      o Additional long-term and equity financing will be required to implement our business strategy and meet our existing earn-out obligations.

      We believe that additional capital will be required to execute our strategy in the future as well as fund existing obligations from prior acquisitions. We intend to obtain that additional capital through a combination of debt and equity financing. There is no assurance that any such debt or equity can be raised on a cost effective basis or within the timeframe necessary to implement our strategy or to meet our existing obligations.

      o Our domestic credit facility limits earn-out payments.

      An amendment to our credit facility with LaSalle Business Credit, LLC in November 2004 precludes the payment of future earn-out payments unless the undrawn availability under the credit facility averages $2.5 million for the 60 days preceding the payment and will be at least $2.5 million after giving effect to the payment. This limitation creates the possibility that earn-out payments cannot be made when due which could result in a breach of our obligations to the parties entitled to receive the earn-out payments, unless we are successful in replacing the facility with one that permits such payments.

      o Our domestic credit facility requires repayment on its expiration date of May 31, 2006.

      Our amended credit agreement expires on May 31, 2006. There is an absolute need to replace this facility on or before the expiration date to resume our acquisition strategy to grow through acquisitions and to provide sufficient liquidity to continue to finance our existing and future working capital needs. Our free cash flow, if any, through the expiration of this facility will be insufficient in amount to repay this facility and finance our working capital needs at the facility's expiration date. There is no assurance that we will be able to replace this credit facility.

      o Due to our acquisition strategy, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles.

      Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid in a business combination over the fair value of the identifiable tangible assets acquired is to be allocated among identifiable intangible assets and goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. This subjects us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived organically. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. This will create the appearance, based on our consolidated financial statements, that our intangible assets are diminishing in value, when in fact they may be increasing because we are growing the value of our intangible assets (e.g., customer relationships).

      o Since we are not obligated to follow any particular criteria or standards for acquisition candidates, shareholders must rely solely on our ability to identify, evaluate and complete acquisitions.

      Even though we have developed general acquisition guidelines, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We target companies, in growing markets, which we believe will provide the best potential for long-term financial return for our shareholders and we determine the purchase price and other terms and conditions of acquisitions. Our shareholders will not have the opportunity to evaluate the relevant economic, financial and other information that we will use and consider in deciding whether or not to enter into a particular transaction.

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

      The additional financing required to fund our acquisition strategy and other capital needs may require us to issue additional shares of common stock or common stock equivalents to generate the required financing. The issuance of such securities will further increase the number of shares outstanding and further dilute the interests of our existing shareholders. We may issue more shares of common stock for this purpose without prior notice to our shareholders.

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

      We are currently authorized to issue 100,000,000 shares of common stock. As of February 28, 2005, we had 43,591,952 outstanding shares of common stock. We may in the future issue up to 13,330,435 additional shares of our common stock upon conversion or exercise of existing outstanding convertible securities, options and warrants in accordance with the following schedule:

                                                  Number of Shares    Proceeds
                                                  ----------------  ------------
Options outstanding under our stock option plan       10,757,451    $ 17,336,395
Non-plan options                                         615,200       2,026,750
Warrants                                               1,957,784       4,417,794
                                                    ------------    ------------
Total                                                 13,330,435    $ 23,780,939
                                                    ============    ============

      Even though the aggregate exercise of these securities could generate material proceeds for us, the issuance of these additional shares of common stock would result in the dilution of the ownership interests of our existing common shareholders and the market price of our common stock could be adversely affected.

      o We rely on a small number of large customers, the loss of which would have a negative effect on our results of operations.

      Even though our customer base is diversifying as we grow, it remains concentrated. For the year ended December 31, 2004 our largest customer, Best Buy Co., Inc. ("Best Buy"), a national retail chain, accounted for approximately 13% of our total revenue. Our next five largest customers accounted for approximately 16% of our total revenue, with none of these customers accounting for 10% or more of our total revenue. We believe the risk posed by this concentration is mitigated by our longstanding and continuing relationships with these customers and we are confident that these relationships will remain ongoing for the foreseeable future. In March 2005, the Company entered into a new three-year contract with Best Buy. We intend to continue to provide superior service to all of our customers and have no expectation that revenue from any of these customers will be reduced as a result of any factors within our control. However, adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in shipment volume. Either of these events could negatively impact us. Our immediate plans, however, are to reduce our dependence on any particular customer or customers by increasing our sales and customer base by, among other things, diversifying our service offerings and continuing with our growth strategy.

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

      -     differing   technology   standards   in  other   countries   present
            difficulties and incremental expense in integrating our services across international markets;

      - complex foreign laws and treaties can adversely affect our ability to compete; and

      - our ability to repatriate funds may be limited by tax ramifications and foreign exchange controls.

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

      For the  foreseeable  future,  our  success  will  depend  largely  on the continued services of Dennis L. Pelino, our Chairman, Jason Totah, our Chief Executive Officer and Robert Arovas, our President, because of their collective industry knowledge, marketing skills and relationships with major vendors and customers. We have employment agreements with each of these individuals which contain a non-competition covenant which survives their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

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

      - changes in recommendations or earnings estimates by securities analysts.

      Furthermore, the stock market has historically experienced volatility which has particularly affected the market prices of securities of many companies with a small market capitalization and which sometimes has been unrelated to the operating performances of such companies.

      o Our cash flow will be adversely affected in the future once we make use of our consolidated net operating loss carryforward available to offset future taxable income.

      We have accumulated a net operating loss carryforward for federal income tax purposes. As of December 31, 2004, approximately $47.0 million of these losses were available to offset our taxable income until the losses are fully utilized. Once these available losses have been utilized, our cash flows will be affected accordingly. We do not anticipate paying federal income taxes in the near future as we expect that our existing net operating loss carryforward should be sufficient to offset any taxable income that is generated. However, additional sales of our securities could have the effect of significantly limiting our ability to utilize our existing net operating loss carryforward in the future.

      o If we fail to improve our management information and financial reporting systems, we may experience an adverse effect on our operations and financial condition.

      Our management information and financial reporting systems need to be improved. Failure to enhance these systems could delay our receipt of management and financial information at the consolidated level which could disrupt our operations or impair our ability to monitor our operations and have a negative effect on our financial condition. We have completed our first assessment of the Company's internal control over financial reporting as of December 31, 2004. In making our assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." We have concluded that our internal control over financial reporting was not effective as of December 31, 2004 based on that criteria.

      o Because we are a holding company, we depend on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

      We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries. The ability of our subsidiaries to pay dividends and our ability to receive distributions from those subsidiaries are subject to applicable local law and other restrictions including, but not limited to, applicable tax and exchange control laws. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

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

      During 2001, we discontinued our former business model of developing early-stage technology businesses, and adopted a new model of delivering non-asset-based third-party logistics services. The first acquisition under our new business model occurred on October 5, 2001. Subsequent acquisitions were completed during 2002, 2003 and 2004. As a result, we have a limited operating history under our current business model. Even though we are managed by senior executives with significant experience in the industry, our limited operating history makes it difficult to predict the longer-term success of our business model.

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

      As of February 28, 2005, we leased and maintained logistics facilities in 28 locations throughout the United States plus one in Puerto Rico as well as 19 international locations. The majority of these locations are operating terminals that contain office space and warehouse or cross-dock facilities and range in size from approximately 1,200 square feet to 160,000 square feet. A few of these facilities are limited to a small sales and administrative office.

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

      Our facilities are situated in the following locations:

              Philadelphia                        New York (2 locations)
              Atlanta                             Orlando
              Binghamton, NY                      Portland, ME
              Boston                              Salt Lake City
              Chicago (2 locations)               San Francisco
              Columbus                            Seattle
              Dallas/Fort Worth                   St. Louis
              Denver                              Washington, D.C
              Detroit                             San Juan, Puerto Rico
              El Paso                             Hong Kong
              Houston                             PRC (6 locations)
              Indianapolis                        Singapore (2 locations)
              Los Angeles (2 locations)           Malaysia (3 locations)
              Miami                               Cambodia
              Milwaukee                           Brazil (6 locations)
              Minneapolis (2 locations)

Item 3. Legal Proceedings

      The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company's shares between March 29, 2002 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Company and the individual defendants believe that the plaintiffs' claims are without merit and intend to vigorously defend against them.

      The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O'Connor-Abrams and Frank Palma, officer Thomas L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims are based upon the allegation that the defendants knew or should have known that the Company's public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading. The complaint alleges that the statements were materially misleading because they understated the Company's accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls. The derivative action seeks compensatory damages in favor of the Company, attorneys' fees and costs, and further relief as may be determined by the Court. The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

      On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions and Management, Inc. ("UAF"), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF's performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke's complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney's fees and interest. The defendants believe that Mr. Burke's claims are without merit and intend to vigorously defend against them.

      By letter dated March 25, 2005, the court-appointed receiver (the "Receiver") of Lancer Management Group, LLC and certain related parties asserted that he has determined that payments made by Lancer Partners, L.P. totaling $3.0 million and payments made by related entities totaling $5.3 million were avoidable as fraudulent transfers. Lancer Partners, L.P. and certain related entities purchased securities of the Company in past private placement transactions. The letter provides no basis for the Receiver's determination and seeks evidence from the Company establishing that the payments are not avoidable or the payment of $8.3 million. The Company is in the process of reviewing the transactions identified in the Receiver's letter.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

      None

                                     PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the American Stock Exchange under the symbol "STG." The table below sets forth the high and low prices for our common stock for the quarters included within 2004 and 2003.

                                                             High         Low
            Year ended December 31, 2004
              First quarter                                  $4.20       $2.27
              Second quarter                                  4.05        1.80
              Third quarter                                   2.10        0.86
              Fourth quarter                                  1.28        0.60

            Year ended December 31, 2003
              First quarter                                   1.84        1.40
              Second quarter                                  2.79        1.75
              Third quarter                                   3.14        2.00
              Fourth quarter                                  2.99        2.26

Share Information

      As of February 28, 2005 there were 43,591,952 shares of our common stock outstanding, owned by 233 registered holders of record. Management estimates there are over 7,300 stockholders holding stock in nominee name. We have not paid cash dividends on our common stock and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operations of our business and to fund our acquisition strategy. Furthermore, we are limited in our ability to pay dividends under the terms of our domestic credit facility.

Equity Compensation Plan Information

      The following table sets forth information, as of December 31, 2004, with respect to the Company's stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company's stock option plan.

                                           (a)                 (b)                    (c)
                                                                                   Number of
                                                                                   securities
                                                                                   remaining
                                                                                 available for
                                        Number of                               future issuance
                                    securities to be                              under equity
                                       issued upon       Weighted-average      compensation plan
                                       exercise of       exercise price of         (excluding
                                       outstanding          outstanding            securities
                                    options, warrants    options, warrants        reflected in
      Plan Category                     and rights           and rights            column (a))
Equity compensation plans
  approved by security holders          10,790,984            $   1.61             2,772,923(1)

Equity compensation plans not
  approved by security holders             615,200            $   3.29                    --
                                        ----------            --------             ---------
Total                                   11,406,184            $   1.70             2,772,923
                                        ==========            ========             =========

----------
(1) Does not include options to purchase 1,436,093 shares of our common stock under the Company's stock option plan which have been exercised.

Item 6. Selected Financial Data

      The following selected financial data as of and for the dates indicated have been derived from our consolidated financial statements. You should read the following selected financial data together with the consolidated financial statements and related footnotes of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The selected consolidated statement of operations data of the Company for the year ended December 31, 2004 and the balance sheet data of the Company as of December 31, 2004 are derived from the Company's consolidated financial statements that have been audited by Grant Thornton LLP and are included in this Annual Report on Form 10-K. The selected consolidated statement of operations data of the Company for each of the years in the two-year period ended December 31, 2003 and the balance sheet data of the Company as of December 31, 2003 are derived from the Company's consolidated financial statements that have been audited by KPMG LLP and are included in this Annual Report on Form 10-K. The selected consolidated financial statements of operations data of the Company for the years ended December 31, 2001 and 2000 and the balance sheet data of the Company as of December 31, 2002, 2001 and 2000 are derived from the Company's audited consolidated financial statements (after reclassification for discontinued operations, as discussed below) which are not included in this Annual Report on Form 10-K.

      From inception through the first quarter of 2001, our principal business strategy focused on the development of early-stage technology businesses with significant Internet features and applications. In June 2001, we adopted a new business strategy to build a global integrated logistics services organization by identifying, acquiring and managing controlling interests in profitable logistics businesses. On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the former business, since the investments were incompatible with our new business strategy. Accordingly, for financial reporting purposes, the results of operations of our former line of business have been accounted for as a discontinued operation and have been reclassified and reported as a separate line item in the consolidated statements of operations.

                                                                   Year ended December 31,
                                                -------------------------------------------------------------
Consolidated Statement Of
Operations Data:
(In Thousands, Except Per Share Amounts)           2004         2003         2002         2001         2000
                                                ---------    ---------    ---------    ---------    ---------
Total revenue                                   $ 367,081    $ 220,084    $ 122,788    $  15,598    $      --
Cost of transportation                            282,359      158,106       86,085       10,009           --
                                                ---------    ---------    ---------    ---------    ---------
Net revenue                                        84,722       61,978       36,703        5,589           --
Operating expenses                                 90,298       60,300       35,956       10,409        7,420
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from operations                      (5,576)       1,678          747       (4,820)      (7,420)
Other income (expense)                             (3,652)      (1,278)         128        1,295        2,065
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
   operations before income tax
   expense and minority interest                   (9,228)         400          875       (3,525)      (5,355)
Income tax expense                                  2,395          736          421           71           --
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
   operations before minority
   interest                                       (11,623)        (336)         454       (3,596)      (5,355)
Minority interest                                   1,395          187           --           --           --
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
   operations                                     (13,018)        (523)         454       (3,596)      (5,355)
Loss from discontinued operations                     (25)        (263)          --      (13,863)     (30,816)
                                                ---------    ---------    ---------    ---------    ---------
Net income (loss)                                 (13,043)        (786)         454      (17,459)     (36,171)
Preferred stock dividends                              --           --       15,020       (4,151)     (45,751)
                                                ---------    ---------    ---------    ---------    ---------
Net income (loss) attributable to
   common stockholders                          $ (13,043)   $    (786)   $  15,474    $ (21,610)   $ (81,922)
                                                =========    =========    =========    =========    =========

Basic earnings (loss) per common share:

   Continuing operations                        $   (0.33)   $   (0.02)   $    0.70    $   (0.38)   $   (2.89)
   Discontinued operations                             --        (0.01)          --        (0.68)       (1.75)
                                                ---------    ---------    ---------    ---------    ---------
                                                $   (0.33)   $   (0.03)   $    0.70    $   (1.06)   $   (4.64)
                                                =========    =========    =========    =========    =========

Diluted earnings (loss) per common share (1):

   Continuing operations                        $   (0.33)   $   (0.02)   $    0.02    $   (0.38)   $   (2.89)
   Discontinued operations                             --        (0.01)          --        (0.68)       (1.75)
                                                ---------    ---------    ---------    ---------    ---------
                                                $   (0.33)   $   (0.03)   $    0.02    $   (1.06)   $   (4.64)
                                                =========    =========    =========    =========    =========

Weighted average common shares:

   Basic                                           38,972       29,626       22,155       20,510       17,658
                                                =========    =========    =========    =========    =========
   Diluted                                         38,972       29,626       29,233       20,510       17,658
                                                =========    =========    =========    =========    =========

----------
(1) Diluted earnings per common share for 2002 excludes the impact of the July 18, 2002 exchange transaction with the holders of the Company's Series C Preferred Stock.

Consolidated Balance Sheet Data: (In Thousands)

                                                December 31,
                            ----------------------------------------------------
                               2004       2003       2002       2001       2000
                            --------   --------   --------   --------   --------
Cash and cash equivalents   $  2,801   $  3,074   $  2,266   $ 15,228   $ 29,100
Working capital                  257     13,127      4,709     15,081     27,713
Total assets                 122,946     90,269     53,985     40,714     44,911
Long-term debt                 1,897      1,135         --         --         --
Stockholders' equity          44,969     56,323     33,165     32,092     43,326

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

Overview

      We are a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of value-added supply chain management services, including warehousing, order fulfillment and inventory control solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 24 major metropolitan areas in North America, one in Puerto Rico, 13 locations in Asia and 6 locations in Brazil, using an extensive network of independent carriers and service partners strategically located around the world.

      As a non-asset-based provider of third-party logistics services, we seek to limit our investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide us with favorable rates, minimum service levels, capacity assurances and priority handling status. The dollar volume of our purchased transportation services enables us to negotiate attractive pricing with our transportation providers.

      Although our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies, we identified a need to restructure certain of our businesses commencing in the fourth quarter of 2004. This restructuring involves the integration of duplicate facilities, abandonment of a major facility, rationalization of personnel and systems and certain other actions. We expect to complete the restructuring by the end of the second quarter of 2005. Further limiting our acquisition strategy is the seventh amendment to our credit facility with LaSalle Business Credit, LLC (see Note 8 to our consolidated financial statements). This amendment includes, among other covenants, a prohibition on further acquisitions and conditions to the payment of contractually obligated earn-out payments. Notwithstanding these conditions in our credit facility and our immediate-term focus on restructuring certain of the businesses within the United States, we remain committed to our acquisition strategy. We plan to achieve this objective by broadening our network through a combination of synergistic acquisitions (assuming we are allowed to continue our acquisition strategy under a replacement credit facility) and the organic expansion of our existing base of operations. Once resumed, the focus of this strategy will be on acquiring businesses that have demonstrated historic levels of profitability, have a proven record of delivering high quality services, have a customer base of large and mid-sized companies and which otherwise may benefit from our long-term growth strategy and status as a public company.

      Our acquisition strategy relies upon two primary factors: First, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions and fund earn-out payments for previous acquisitions. Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated synergies from their integration, and maintain the historic sales growth of the acquired businesses so as to generate continued organic growth. The business risks associated with these factors are discussed in Item 1 of this report under the heading "Risks Particular to our Business."

      Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers' freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer's time-definite needs (same day or later as scheduled), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

      We also provide a range of other services including customs brokerage, warehousing and other value-added logistics services which include customized distribution and inventory control services, fulfillment services and other value-added supply chain services.

      Gross revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, consolidate, add value and resell services provided by third parties, and is considered by management to be a key performance measure. Management believes that net revenue is also an important measure of economic performance. Net revenue includes transportation revenue and our fee-based activities, after giving effect to the cost of purchased transportation. In addition, management believes measuring operating costs as a function of net revenue provides a useful metric as our ability to control costs as a function of net revenue directly impacts operating earnings. With respect to our services other than freight transportation, net revenue is identical to gross revenue as the principal costs for these services are payroll and facility costs.

      Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our consolidated financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. Starting in the second half of 2003, we began a program to establish an offshore network of owned offices with an initial focus in Asia. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our calendar year results will include results from offshore operations for the period December 1 though November 30.

      Our GAAP based net income will also be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from our completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of the Company's acquisition strategy, our net income (loss) will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as the Company completes more acquisitions, we believe we are actually growing the value of our intangible assets (e.g., customer relationships).

      A significant portion of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States. A list of the factors that could adversely affect our current international operations has been included in Item 1 of this Annual Report on Form 10-K, under the heading "Risks Particular to our Business."

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

Critical Accounting Policies

      Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by us and are based upon our current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ from our current judgments. While there are a number of accounting policies, methods and estimates that affect our consolidated financial statements as described in Note 2 to the consolidated financial statements, areas that are particularly significant include revenue recognition, costs of purchased transportation, accounting for stock options, the assessment of the recoverability of long-lived assets, specifically goodwill and acquired intangibles, the establishment of an allowance for doubtful accounts, useful lives for tangible and intangible assets and the valuation allowance for deferred income tax assets.

      The Company derives its revenue from three principal sources: freight forwarding, customs brokerage, and warehousing and other value-added services. As a freight forwarder, the Company is primarily a non-asset-based carrier that does not own or lease any significant transportation assets. The Company generates the majority of its revenue by purchasing transportation services from direct (asset-based) carriers and using those services to provide to its customers transportation of property for compensation. The Company is able to negotiate favorable buy rates from the direct carriers by consolidating shipments from multiple customers and concentrating its buying power, while at the same time offering lower sell rates than most customers would otherwise be able to negotiate themselves. When acting as an indirect carrier, the Company will enter into a written agreement with its customers or issue a tariff and a house bill of lading to customers as the contract of carriage. When the freight is physically tendered to a direct carrier, the Company receives a separate contract of carriage, or master bill of lading. In order to claim for any loss associated with the freight, the customer is first obligated to pay the freight charges. Based on the terms in the contract of carriage, revenue related to shipments where the Company issues a house bill of lading is recognized when the freight is delivered to the direct carrier at origin. Costs related to the shipment are also recognized at this same time. Most transportation costs are estimated at the time of shipment and such estimates are updated for differences between estimated and actual amounts at the time invoices are processed for payment. Our revised processes for domestic purchased transportation costs also require the assessment of the adequacy of the recorded estimates. All other revenue, including revenue for customs brokerage and warehousing and other value-added services, is recognized upon completion of the service.

      In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Two alternative methods for accounting for stock options are available
- the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense is recognized for options issued at an exercise price equal to or greater than the quoted market price on the date of grant to employees, officers and directors. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and volatility. If the fair value method were used, both basic and diluted loss per share would have increased by $0.15 in 2004.

      As discussed in Note 2 to the consolidated financial statements, the goodwill arising from our acquisitions is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The impairment test requires several estimates including future cash flows, growth rates and the selection of a discount rate. In addition, the acquired intangibles arising from those transactions are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets to be held and used (including our identifiable intangible assets) is assessed by comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. In developing our future cash flow estimates, we incorporate assumptions that marketplace participants would use in their estimates, including, among other things, that (i) existing operations are evaluated on a stand-alone basis and, as such, achieve no revenue or cost synergies, (ii) no further acquisitions are made, (iii) formerly acquired companies achieve their earnings targets and their earn-outs are fully paid, (iv) future earnings are fully taxed and (v) no additional equity is raised. We cannot guarantee that our assets will not be impaired in future periods.

      Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company's acquisitions. Customer related intangibles are amortized using accelerated methods over five to seven years and non-compete agreements are amortized using the straight-line method over periods of three to five years.

      We maintain reserves for specific and general allowances against accounts receivable. The specific reserves are established on a case-by-case basis by management. A general reserve is established for all other accounts receivable, based on a specified percentage of the accounts receivable balance. We continually assess the adequacy of the recorded allowance for doubtful accounts, based on our knowledge about the customer base. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

      Our discontinued operations, which focused on the development of early-stage technology businesses, and our continuing operations have generated significant net operating loss carryforwards (NOLs) which could have value in the future. After giving effect for certain annual limitations based on changes in ownership as defined in Section 382 of the Internal Revenue Code, we estimate that approximately $47.0 million in NOLs may be available to offset future federal taxable income. Under SFAS No. 109, Accounting for Income Taxes, we are required to provide a valuation allowance to offset deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004, the valuation allowance was $23.1 million. Given our historical losses and our limited track record to date, we maintained a full valuation allowance against our deferred tax assets as of December 31, 2004. We had deferred tax liabilities of approximately $1.7 million at December 31, 2004 and approximately $1.0 million at December 31, 2003, primarily related to the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. We do not anticipate paying federal income taxes in the near future as we expect that our existing NOLs will be sufficient to offset current taxable income, if any. However, additional sales of our securities could have the effect of significantly limiting our ability to utilize our existing NOLs in the future.

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

      To reflect the change in business model, our consolidated financial statements have been presented in a manner in which the assets, liabilities, results of operations and cash flows related to our former business have been segregated from that of our continuing operations and are presented as discontinued operations.

Results Of Operations

      Year ended December 31, 2004 compared to year ended December 31, 2003

      The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

                                                                               Change
                                                                       ----------------------
                                                2004         2003        Amount      Percent
                                             ---------    ---------    ---------    ---------
Total revenue                                $ 367,081    $ 220,084    $ 146,997       66.8%
                                             =========    =========    =========

Transportation revenue                       $ 343,460    $ 203,187    $ 140,273       69.0
Cost of transportation                         282,359      158,106      124,253       78.6
                                             ---------    ---------    ---------
Net transportation revenue                      61,101       45,081       16,020       35.5
   Net transportation margin                      17.8%        22.2%
Customs brokerage                                9,393       10,027         (634)      (6.3)
Warehousing and other value-added services      14,228        6,870        7,358      107.1
                                             ---------    ---------    ---------
   Net revenue                               $  84,722    $  61,978    $  22,744       36.7%
                                             =========    =========    =========
   Net revenue margin                             23.1%        28.2%
                                             =========    =========

      Total revenue was $367.1 million in 2004, an increase of 66.8% over total revenue of $220.1 million in 2003. $39.4 million or 26.8% of the increase in total revenue was attributable to same store growth with $107.6 million or 73.2% of the increase in total revenue attributable to acquisitions. The Domestic Services platform delivered $145.2 million in total revenue in 2004, an improvement of $15.7 million or 12.1% over the same prior year period with $14.0 million of the increase coming from same store growth and the remaining $1.7 million coming from acquisitions. The International Services platform delivered $221.9 million in total revenue for 2004, a period over period improvement of $131.3 million or 144.9%, with $25.3 million of the increase coming from same store growth and the remaining $106.0 million improvement attributed to acquisitions, primarily Shaanxi.

      Net transportation revenue was $61.1 million in 2004, an increase of 35.5% over net transportation revenue of $45.1 million in 2003. $4.0 million or 25.0% of the increase was attributable to same store growth with $12.0 million or 75.0% of the increase in net transportation revenue attributable to acquisitions. The Domestic Services platform delivered $32.6 million of net transportation revenue in 2004, a decrease of $0.8 million or 2.4% compared to the same prior year period with a $1.2 million decrease in same store activity, which was driven by low margin transportation business under a broad services contract with a large customer and higher fuel surcharges absorbed by the business, partially offset by an increase of $0.4 million from acquisitions. The International Services platform delivered $28.5 million of net transportation revenue in 2004, a period over period improvement of $16.8 million or 143.3%, with $3.9 million of the increase coming from same store growth and the remaining $12.9 million improvement attributed to acquisitions, primarily Shaanxi.

      Net transportation margin decreased to 17.8% for the year ended December 31, 2004 from 22.2% for the comparable period in 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services platform, which generally operate at lower margins than those found in the Domestic Services platform. The International Services expansion has added significantly to our global capabilities required by our customers. For the International Services platform, net transportation margin has declined in line with previous expectations to 13.6% from 14.9% as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers as well as the impact of the Shaanxi transaction in early 2004. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of the airfreight business. Net transportation margin for the Domestic Services platform decreased to 24.5% for the year ended December 31, 2004 from 26.9% for the comparable period in 2003 driven primarily by one low margin piece of business that the Company exited in 2004 and higher fuel surcharges.

      Customs brokerage and other value-added services revenue was $23.6 million in 2004, an increase of 39.8% over $16.9 million in 2003. $6.5 million or 96.3% of the increase was attributable to same store growth with $0.2 million or 3.7% of the increase attributable to acquisitions. The Domestic Services platform delivered $12.2 million of revenue from these services in 2004, an improvement of $7.0 million or 128.3% over the same prior year period with $6.5 million of the increase coming from same store growth, driven by the start-up of a significant new account, and the remaining $0.5 million coming from acquisitions. The International Services platform delivered $11.4 million of revenue from these services in 2004, a period over period decrease of $0.3 million or 2.2%, driven primarily by a decline in activity from a large customer. The customs brokerage and other value-added services revenue from this large customer is expected to continue at this level through 2005.

      Net revenue was $84.7 million in 2004, an increase of 36.7% over net revenue of $62.0 million in 2003. $10.4 million or 45.7% of the increase was attributable to same store growth with $12.3 million or 54.3% of the increase attributable to acquisitions. The Domestic Services platform delivered $44.8 million of net revenue in 2004, an improvement of $6.2 million or 16.0% over the same prior year period with $5.2 million of the increase coming from same store growth and the remaining $1.0 million coming from acquisitions. The International Services platform delivered $39.9 million of net revenue in 2004, a period over period improvement of $16.5 million or 70.9%, with $5.2 million of the increase coming from same store growth and the remaining $11.3 million improvement attributable to acquisitions.

      Net revenue margin decreased to 23.1% for 2004 compared to 28.2% for 2003. This decrease in net revenue margin is primarily the result of the expansion of our International Services platform, which traditionally has lower margins, through multiple acquisitions in 2003 and 2004 which added significantly to our global capabilities. Net revenue margin for the Domestic Services platform increased to 30.9% for the year ended December 31, 2004 from 29.8% for the comparable period in 2003 driven primarily by growth in other value-added services provided in connection with the start-up of a significant new account. This increase was partially offset by higher fuel surcharges absorbed by the business and one low margin piece of business that the Company exited in 2004. Net revenue margin for the International Services platform decreased in line with previous expectations to 18.0% for the year ended December 31, 2004 from 25.8% for the comparable period in 2003 as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers as well as the impact of the Shaanxi transaction in early 2004. Shaanxi operates principally as a wholesaler of airfreight which carries lower margins but provides the International Services platform with the opportunity for growth in the higher-margin retail component of the airfreight business.

      The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                            2004                     2003                    Change
                                    --------    --------     --------    --------     --------    --------
                                     Amount      Percent      Amount      Percent      Amount      Percent
                                    --------    --------     --------    --------     --------    --------
Net revenue                         $ 84,722       100.0%    $ 61,978       100.0%    $ 22,744        36.7%
                                    --------    --------     --------    --------     --------
Personnel costs                       44,988        53.1       31,888        51.5       13,100        41.1
Other selling, general and
   administrative costs               36,753        43.4       24,583        39.7       12,170        49.5
Depreciation and amortization          4,189         4.9        2,660         4.3        1,529        57.5

Restructuring charges                  4,368         5.2           --          --        4,368          NM
Litigation settlement and
   nonrecurring costs                     --          --        1,169         1.8       (1,169)     (100.0)
                                    --------    --------     --------    --------     --------
Total operating costs                 90,298       106.6       60,300        97.3       29,998        49.7
                                    --------    --------     --------    --------     --------
Income (loss) from operations         (5,576)       (6.6)       1,678         2.7       (7,254)         NM
Provisions for excess earn-out
   payments                           (3,075)       (3.6)      (1,270)       (2.1)      (1,805)     (142.1)

Interest income                           62         0.1           49         0.1           13        26.5

Interest expense                        (640)       (0.8)        (142)       (0.2)        (498)     (350.7)

Other income, net                          1         0.0           85         0.1          (84)      (98.8)
                                    --------    --------     --------    --------     --------
Income (loss) from continuing
   operations before income taxes
   and minority interest              (9,228)      (10.9)         400         0.6       (9,628)         NM

Income tax expense                     2,395         2.8          736         1.2        1,659       225.4
                                    --------    --------     --------    --------     --------
Loss from continuing operations
   before minority interest          (11,623)      (13.7)        (336)       (0.6)     (11,287)   (3,359.2)

Minority interest                      1,395         1.7          187         0.3        1,208       646.0
                                    --------    --------     --------    --------     --------
Loss from continuing operations      (13,018)      (15.4)        (523)       (0.9)     (12,495)   (2,389.1)

Loss from discontinued operations        (25)        0.0         (263)       (0.4)         238        90.5
                                    --------    --------     --------    --------     --------
Net loss                            $(13,043)      (15.4)%       (786)       (1.3)    $(12,257)   (1,559.4)%
                                    ========    ========     ========    ========     ========

      Personnel costs were $45.0 million in 2004, an increase of 41.1% over $31.9 million in 2003. $8.0 million or 61.1% of the increase was attributable to same store growth with $5.1 million or 38.9% of the increase attributable to acquisitions. The Domestic Services platform incurred $25.1 million in personnel costs in 2004, an increase of $5.1 million and 25.6% over the same prior year period with $4.3 million of the increase coming from same store growth and the remaining $0.8 million coming from acquisitions. The International Services platform incurred $19.9 million in personnel costs for 2004, a period over period increase of $8.0 million or 67.0%, with $3.7 million of the increase coming from same store growth and the remaining $4.3 million increase attributed to acquisitions. As a percentage of net revenue, personnel costs increased in 2004 to 53.1% compared to 51.5% in 2003. This increase was due to staff increases in sales and marketing in the International Services platform in the second half of 2004 partially offset by operations and sales and marketing staff reductions in the Domestic Services platform.

      The number of employees increased to 1,169 at December 31, 2004 from 827 at December 31, 2003, an increase of 342 employees or 41.4%. Of the total number of employees, 866 or 74.1% of the employees are engaged in operations; 86 or 7.4% of the employees are engaged in sales and marketing; and 217 or 18.5% of the employees are engaged in finance, administration, and management functions. Additionally, approximately 335 or 98.0% of the total increase in employees was attributable to acquisitions, while same store employee headcount increased by seven or 2.0% of the total increase in employees.

      Other selling, general and administrative costs were $36.8 million in 2004, an increase of 49.5% over $24.6 million in 2003. $8.2 million or 66.9% of the increase was attributable to same store growth including increased expenses for leased equipment and facilities to support a broad services contract with a large customer and $4.0 million or 33.1% of the increase attributable to acquisitions. The Domestic Services platform incurred $26.6 million of other selling, general and administrative costs in 2004, an increase of $6.9 million and 35.4% over the same prior year period with $5.9 million of the increase coming from same store growth and the remaining $1.0 million coming from acquisitions. The International Services platform had $10.1 million in other selling, general and administrative costs for 2004, a period over period increase of $5.2 million or 106.3%, with $2.2 million of the increase coming from same store growth and the remaining $3.0 million increase attributed to acquisitions. As a percentage of net revenue, other selling and administrative costs increased in 2004 to 43.4% compared to 39.7% in 2003. This increase was primarily due to non-recurring charges incurred in the first quarter of 2004 related to bad debts, communications and technology costs and higher than expected costs related to our Sarbanes-Oxley compliance initiatives.

      Depreciation and amortization amounted to $4.2 million for the year ended December 31, 2004, an increase of $1.5 million or 57.5% over the comparable period in 2003 principally due to amortization of acquired intangible assets acquired in the Shaanxi and other Asian transactions. See Notes 5 and 6 to the Company's consolidated financial statements.

      Restructuring costs were $4.4 million for the year ended December 31, 2004 and are comprised of $3.6 million write-off of certain technology assets, $0.7 million of personnel related charges and $0.1 million of lease termination charges.

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

      Loss from operations was $5.6 million in 2004, compared to income from operations of $1.7 million for 2003.

      Provisions for excess earn-out payments represent the amount paid to former owners of acquired businesses that, as a result of the restatement of our financial performance for 2003, was in fact in excess of the amount that would have been paid out based on the restated financial results for 2003. Due to the uncertainty of collecting the excess payments, the Company has fully reserved for the resulting receivable from the former owners. If excess amounts paid are recovered in the future, those proceeds would be reflected as other income in the Company's consolidated statement of operations.

      Interest income was relatively flat in 2004 and 2003, and remained an insignificant component of the Company's overall financial performance.

      Interest expense was $0.6 million for the year ended December 31, 2004 compared to $0.1 million in the comparable prior year period driven by advances on our revolving credit facility used to fund acquisitions and working capital during 2004.

      Loss from continuing operations before income taxes and minority interest was $9.2 million in 2004 compared to income from continuing operations before income taxes and minority interest of $0.4 million in 2003.

      As a result of historical losses related to investments in early-stage technology businesses and our subsequent transition to a third-party logistics services provider, the Company has accumulated federal NOLs. The Company has approximately $47.0 million of NOLs as of December 31, 2004 to offset future federal taxable income. The Company does not anticipate paying significant federal income taxes in the near future because it expects that the NOLs will be sufficient to offset substantially all of its federal income tax liability, if any. In addition to minor state income taxes and approximately $1.7 million of foreign income taxes, the Company recorded deferred income taxes amounting to $0.6 million and $0.6 million for the years ended December 31, 2004 and 2003, respectively, primarily related to amortization of goodwill for income tax purposes. This provision will increase as the goodwill related to the Company's U.S.-based operations is amortized over its tax life of fifteen years.

      Loss from continuing operations before minority interest was $11.6 million in 2004, compared to a loss of $0.3 million in 2003.

      Minority interest for the year ended December 31, 2004 was $1.4 million compared to $0.2 million in 2003. The increase was primarily related to the Shaanxi operation, acquired in February 2004, of which the Company owns a 55% interest.

      Loss from discontinued operations was nominal in 2004. The loss from discontinued operations in 2003 reflects the costs associated with the remaining lease liability of a property used in the Company's former internet business, as well as a payment made to a consultant for services provided in 2000.

      Net loss was $13.0 million in 2004, compared to $0.8 million in 2003. Basic and diluted loss per share was ($0.33) for 2004 compared to a loss of ($0.03) per basic and diluted share for 2003.

      Year ended December 31, 2003 compared to year ended December 31, 2002

      The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

                                                                               Change
                                                                       ----------------------
                                                2003         2002        Amount      Percent
                                             ---------    ---------    ---------    ---------
Total revenue                                $ 220,084    $ 122,788    $  97,296       79.2%
                                             =========    =========    =========
Transportation revenue                       $ 203,187    $ 113,510    $  89,677       79.0
Cost of transportation                         158,106       86,085       72,021       83.7
                                             ---------    ---------    ---------
Net transportation revenue                      45,081       27,425       17,656       64.4
   Net transportation margin                      22.2%        24.2%
Customs brokerage                               10,027        6,290        3,737       59.4
Warehousing and other value-added services       6,870        2,988        3,882      129.9
                                             ---------    ---------    ---------
   Net revenue                               $  61,978    $  36,703    $  25,275       68.9
                                             =========    =========    =========
   Net revenue margin                             28.2%        29.9%
                                             =========    =========

      Total revenue was $220.1 million for the year ended December 31, 2003, an increase of $97.3 million or 79.2% over total revenue of $122.8 million for the comparable period in 2002. $17.1 million or 17.6% of the increase in total revenue was attributable to the operations of the businesses we acquired in 2003; $24.3 million or 25.0% was due to an increase in same store growth; and the remaining $55.9 million or 57.4% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the Global and United American acquisitions as well as the office in Hong Kong that was opened in the third quarter of 2002.

      Net transportation revenue was $45.1 million for the year ended December 31, 2003, an increase of $17.7 million or 64.4% over net transportation revenue of $27.4 million for the comparable period in 2002. $3.8 million or 21.5% of the increase in net transportation revenue was attributable to the operations of the businesses we acquired in 2003; $5.1 million or 28.8% was due to same store growth; and the remaining $8.8 million or 49.7% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the Global and United American acquisitions as well as the office in Hong Kong that was opened in the third quarter of 2002.

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

      Customs brokerage and other value-added services revenue was $16.9 million for the year ended December 31, 2003, an increase of $7.6 million over customs brokerage and other value-added services revenue of $9.3 million in the comparable period of 2002. $3.1 million or 40.8% of the increase was attributable to same store growth; $0.3 million or 3.9% of the increase was attributable to operations of the businesses we acquired in 2003; and the remaining $4.2 million or 55.3% of the increase was attributable to operations acquired or launched as new operations over the course of 2002, which included the Global and United American acquisitions as well as the office in Hong Kong that was opened in the third quarter of 2002.

      Net revenue was $62.0 million for the year ended December 31, 2003, an increase of $25.3 million or 68.9% over net revenue of $36.7 million for the comparable period in 2002. $4.1 million or 16.2% of the increase in net revenue was attributable to the operations of the businesses we acquired in 2003; $8.3 million or 32.8% was due to same store growth; and the remaining
$12.9 million or 51.0% of the increase was attributable to an incremental quarter of Global and United American results and an incremental three quarters of Hong Kong results in 2003 over 2002.

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

      The following table summarizes certain historical consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                            2003                     2002                   Change
                                    --------    --------     --------    --------    --------    --------
                                     Amount      Percent      Amount      Percent     Amount      Percent
                                    --------    --------     --------    --------    --------    --------
Net revenue                         $ 61,978       100.0%    $ 36,703       100.0%   $ 25,275       68.9%
                                    --------    --------     --------    --------    --------
Personnel costs                       31,888        51.5       19,089        52.0      12,799       67.0
Other selling, general and
   administrative costs               24,583        39.7       14,680        40.0       9,903       67.5
Depreciation and amortization          2,660         4.3        2,187         6.0         473       21.6
Litigation settlement and
   nonrecurring costs                  1,169         1.8           --          --       1,169         NM
                                    --------    --------     --------    --------    --------
Total operating costs                 60,300        97.3       35,956        98.0      24,344       67.7
                                    --------    --------     --------    --------    --------
Income from operations                 1,678         2.7          747         2.0         931      124.6
Provisions for excess earn-out
   payments                           (1,270)       (2.1)          --          --      (1,270)        NM
Interest income                           49         0.1           91         0.3         (42)     (46.2)
Interest expense                        (142)       (0.2)          --          --        (142)        NM
Other income, net                         85         0.1           37         0.1          48      129.7
                                    --------    --------     --------    --------    --------
Income from continuing operations
   before income taxes and
   minority interest                     400         0.6          875         2.4        (475)     (54.3)
Income tax expense                       736         1.2          421         1.2         315       74.8
                                    --------    --------     --------    --------    --------
Income (loss) from continuing
   operations before minority
   interest                             (336)       (0.6)         454         1.2        (790)        NM
Minority interest                        187         0.3           --          --         187         NM
                                    --------    --------     --------    --------    --------
Income (loss) from continuing
   operations                           (523)       (0.9)         454         1.2        (977)        NM
Loss from discontinued operations       (263)       (0.4)          --          --        (263)        NM
                                    --------    --------     --------    --------    --------
Net income (loss)                       (786)       (1.3)         454         1.2      (1,240)        NM
Preferred stock dividends                 --          --       15,020        40.9     (15,020)    (100.0)
                                    --------    --------     --------    --------    --------
Net income (loss) attributable to
   common stockholders              $   (786)       (1.3)%   $ 15,474        42.1%   $(16,260)        NM
                                    ========    ========     ========    ========    ========

      Personnel costs were $31.9 million for the year ended December 31, 2003, an increase of $12.8 million or 67.0% over personnel costs of $19.1 million for the comparable period in 2002. $1.4 million or 10.9% of the increase in personnel costs was attributable to the operations of the businesses we acquired in 2003; $4.2 million or 32.8% was due to same store growth; and $7.2 million or 56.3% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the Global and United American acquisitions as well as the office in Hong Kong that was opened in the third quarter of 2002. Personnel costs as a percentage of net revenue decreased to 51.5% from 52.0% year over year.

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

      Other selling, general and administrative costs were $24.6 million for the year ended December 31, 2003, an increase of $9.9 million or 67.5% over other selling, general and administrative costs of $14.7 million for the comparable period in 2002. $1.7 million or 17.2% of the increase was attributable to the operations of the businesses we acquired in 2003; $5.3 million or 53.5% was due to same store growth; and $2.9 million or 29.3% of the increase was attributable to operations acquired or launched as new operations over the course of 2002 which included the Global and United American acquisitions as well as the office in Hong Kong. As a percentage of net revenue, other selling general and administrative costs decreased to 39.7% from 40.0% year over year.

      Depreciation and amortization amounted to $2.7 million for the year ended December 31, 2003, an increase of $0.5 million or 21.6% over the comparable period in 2002 principally due to amortization of acquired intangible assets acquired in the Regroup and G-Link transactions. See Note 6 to the Company's consolidated financial statements.

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

      Provisions for excess earn-out payments represent the amount paid to former owners of acquired businesses that, as a result of the restatement of our financial performance for 2003, was in fact in excess of the amount that would have been paid out based on the restated financial results for 2003. Due to the uncertainty of collecting the excess payments, the Company has determined that the resulting receivable from the former owners should be fully reserved for. If excess amounts paid are recovered in the future, those proceeds would be reflected as other income in the Company's consolidated statement of operations.

      Interest income was nominal for the year ended December 31, 2003 compared to interest income of $0.1 million for the comparable prior year period. With year over year cash balances being reduced as a result of our acquisition program, interest income remained an insignificant component of the Company's overall financial performance.

      Interest expense was $0.1 million for the year ended December 31, 2003 compared to no interest expense in the comparable prior year period driven by advances on our revolving credit facility used to fund acquisitions and working capital during 2003.

      Income from continuing operations before income taxes and minority interest was $0.4 million in 2003 compared to $0.9 million in 2002.

      As a result of historical losses related to investments in early-stage technology businesses and our subsequent transition to a third-party logistics services provider, the Company has accumulated federal NOLs. In addition to minor state and foreign income taxes, the Company recorded deferred income taxes amounting to $0.6 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively, primarily related to amortization of goodwill for income tax purposes. This provision will increase as the goodwill related to the Company's U.S.-based operations is amortized over its tax life of fifteen years.

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

      Net loss attributable to common stockholders was $0.8 million in 2003, compared to net income attributable to common stockholders of $15.5 million in 2002. Basic loss per share was ($0.03) for 2003 compared to earnings per share of $0.70 for 2002. Diluted loss per share was ($0.03) for 2003 compared to earnings per share of $0.02 for 2002. Diluted earnings per share for 2002 excludes the net effect of the Series C exchange transaction.

Disclosures About Contractual Obligations

      The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2004 (in thousands):

                                                Less than     1 - 3       3 - 5     More than
Contractual Obligations                           1 year      years       years      5 years      Total
                                                ---------   ---------   ---------   ---------   ---------
Operating lease obligations                     $   8,578   $  12,522   $   1,952   $   1,516   $  24,568
Capital lease obligations                           1,510          --          --          --       1,510
Earn-out payable                                    2,646          --          --          --       2,646
Other long-term liabilities reflected on the
   Company's consolidated balance sheet under
   GAAP (a)                                            --       1,898          --          --       1,898
Lines of credit                                    16,912          --          --          --      16,912
Letter of credit                                      150          --          --          --         150
                                                ---------   ---------   ---------   ---------   ---------
Total contractual obligations                      29,796      14,420       1,952       1,516      47,684
Contingent earn-out obligations (b) (c)                --      27,453       3,417          --      30,870
                                                ---------   ---------   ---------   ---------   ---------
Total contractual and contingent obligations    $  29,796   $  41,873   $   5,369   $   1,516   $  78,554
                                                =========   =========   =========   =========   =========

----------
(a) Consists of a note payable to the former owner of Shaanxi amounting to $1,898 due March 31, 2006.

(b) Consists of potential obligations related to earn-out payments to the former owners of our existing subsidiaries, as discussed under Liquidity and Capital Resources.

(c) During the 2005-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

Financial Outlook

      We believe that gross revenues will be approximately $375 million in 2005. Due to a number of factors, including the financial performance of our Domestic Services operations, the Company's intent to restructure its operations to realize synergies as part of the Company's overall acquisition strategy and future efforts to realize efficiencies from a newly developed operating system, we are not able to provide guidance at this time about expected future performance beyond gross revenues.

      Our restructuring initiative includes the rationalization of facilities and personnel within the U.S. Some of these initiatives have been defined but much remains to be defined and implemented. This initiative resulted in a material charge which negatively impacted the Company's financial results in the fourth quarter of 2004. We will provide guidance in the future, but only after our plan is fully implemented and the newly streamlined operations have been functioning for a reasonable period of time. This moratorium on financial performance guidance will be in effect for 2005 and perhaps beyond. All previously issued financial guidance did not reflect the impact of the decreased financial performance of the Domestic Services platform or restructuring discussed above, nor was management aware of these issues at the time that the previously issued guidance was provided. For these reasons, previously issued guidance relative to operating results for 2005 has been withdrawn.

Sources of Growth

      Management believes that a comparison of "same store" growth is critical in the evaluation of the quality and extent of the Company's internally generated growth. This "same store" analysis isolates the revenue contributions from operations that have been included in the Company's operating results for the full comparable prior year period. The table below presents "same store" comparisons for the year ended December 31, 2004 (which is the measure of any increase from the same period of 2003).

                                          For the year ended
                                           December 31, 2004
                                        -----------------------
                 Domestic                        10.6%
                 International                   29.9%
                 Total                           18.7%

Liquidity and Capital Resources

      As we approach the next stage of our development, we need to augment our capital structure by replacing our U.S. Facility and by obtaining additional capital from other sources. This may take the form of subordinated debt, convertible preferred stock and/or common stock, among others. Such an enhanced capital structure would permit continued expansion, but at a far slower pace than it has in the past. There is no assurance that we will be able to replace our U.S. Facility, that additional capital will be available, or if available, at terms acceptable to us.

      The seasonal trend of the business together with earnout payments presents significant liquidity challenges for the Company at the end of the first quarter of each year. These challenges have been magnified by the acceleration of $1.4 million in lease payments in connection with a cross default provision in the lease documents. (See Notes 8 and 18 to the consolidated financial statements). These needs will be satisfied by the deferral of certain earn-out payments for the purchases of certain subsidiaries and the successful raising of additional equity and debt financing, all of which are in various steps of completion.

      Cash and cash equivalents totaled $2.8 million and $3.1 million as of December 31, 2004 and 2003. Working capital totaled $0.3 million and $13.1 million at December 31, 2004 and 2003.

      Cash used in operating activities was $1.6 million for 2004 compared to $4.0 million used in 2003, which included a decrease of $12.2 million in working capital.

      Net cash used in investing activities was $16.4 million in 2004 compared to $15.9 million used in 2003. Investing activities were driven principally by the acquisition of new businesses. We deployed $8.0 million for the acquisition of new businesses in 2004 compared to $9.4 million in 2003 and $2.7 million in support of our web-based operating platform, Tech-Logis(TM), in 2004 compared to $3.2 million in 2003. In addition, we funded $3.4 million in earn-out payments in 2004.

      Cash provided by financing activities generated $17.7 million in 2004 compared to cash provided by financing activities of $20.7 million in 2003. In 2004, we borrowed $16.9 million under our lines of credit, received $1.8 million of proceeds from exercised options and warrants and paid debt financing fees of $0.2 million and capital lease payments of $0.8 million.

      We paid $6.5 million in cash for earn-outs on or around April 1, 2004 based on initially the 2003 performance of certain of our acquired companies relative to their respective pre-tax earnings targets that we believed to be accurate at the time of the payments. Based on restated financial results for the year ended December 31, 2003, we have determined that amounts were paid in excess of amounts due by approximately $3.1 million. We have fully reserved these receivables because of differing interpretations, by the Company and the selling shareholders, of the earn-out provisions of the purchase agreements. We will attempt to recover the excess amounts paid from the former owners of the acquired businesses. Any amounts we recover will result in the recognition of non-operating income in the period recovered.

      On July 18, 2002 we completed a private exchange transaction that eliminated approximately $44.6 million, the Series C preferred stock. The terms of the Series C preferred stock would have significantly constrained our future growth opportunities. In return for eliminating the Series C preferred stock, we issued 1,911,071 shares of common stock, warrants to purchase 1,543,413 shares of common stock at an exercise price of $1.00 per share for a term of three years, and a new class of Series D preferred stock that would convert into 3,607,420 shares of our common stock no later than December 31, 2004. The terms of the Series D preferred stock were structured to make it much like a common equity equivalent in that (1) it received no dividend, (2) it was subordinated to new rounds of equity, and (3) it held a limited liquidation preference which expired at the end of 2003. In addition, the holders of the Series D preferred stock were restricted from selling the common stock received upon conversion of the Series D preferred stock until July 19, 2003 and were permitted limited resale based on trading volume through July 19, 2004.

      We may receive proceeds in the future from the exercise of warrants and options outstanding as of February 28, 2005 in accordance with the following schedule:

                                                 Number of Shares     Proceeds
                                                 ----------------   ------------
Options outstanding under our stock option plan      10,757,451     $ 17,336,395
Non-plan options                                        615,200        2,026,750
Warrants                                              1,957,784        4,417,794
                                                   ------------     ------------
Total                                                13,330,435     $ 23,780,939
                                                   ============     ============

      Effective November 17, 2004, we amended our revolving credit facility with LaSalle Business Credit, LLC (the "U.S. Facility"). The U.S. Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. The U.S. Facility requires the Company and its U.S. subsidiaries to comply with certain financial covenants. Advances under the U.S. Facility are available to fund future working capital and other corporate purposes. As of March 1, 2005, we had advances of $13.1 million and we had eligible accounts receivable sufficient to support $18.6 million in borrowings from our U.S. Facility. This U.S. Facility also included a $5.0 million bridge loan facility available to the Company at the rate of prime plus 2.00%. The Company borrowed the full $5.0 million available for the bridge loan facility on August 24, 2004 and subsequently repaid the bridge loan facility by November 26, 2004. Under the terms of our amended U.S. Facility, we are not permitted to make additional acquisitions without the lender's consent. In addition, as a condition to the payment of any earn-out payments for any of its U.S.-based operations, the amended U.S. Facility requires that the Company maintain a 60 day average undrawn availability of at least $2.5 million after taking effect for any such earn-out payment.

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

      On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon restated financial results, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 was $8.1 million compared to the previously calculated amount of $12.7 million. As a result, the Company believes that it has paid approximately $3.9 million to selling shareholders in excess of amounts that should have been paid. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. At December 31, 2004, the excess earn-out payments related to the 2003 and 2002 results of operations have been fully reserved for because of differing interpretations, by the Company and selling shareholders, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

      On April 4, 2002, we acquired SLIS, a Seattle-based privately held company which provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("SLIS's tier-two earn-out"). Under SLIS's tier-two earn-out, the former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2004 performance, the former SLIS shareholders will receive $1.0 million on April 1, 2005. On a cumulative basis, SLIS has generated $13.5 million in adjusted earnings, providing its former shareholders with a total of $2.8 million in cash earn-out payments and excess earnings of $8.0 million to carryforward and apply to future earnings targets.

      On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon restated financial results, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 was $1.7 million compared to the previously calculated amount of $2.4 million. The Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. At December 31, 2004, the excess earn-out payment related to the 2003 and 2002 results of operations have been fully reserved for because of differing interpretations, by the Company and the selling shareholder, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payment.

      On June 20, 2003, through our indirect wholly owned subsidiary, Stonepath Logistics Government Services, Inc. (f/k/a TSI) we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. The Company also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earned $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003, however no payment was required based on Regroup's actual results. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target ("Regroup's tier-two earn-out"). Under Regroup's tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.

      On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments payable in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2006). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, the Company also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of Company common stock, on a post-closing basis. Based upon 2004 performance, G-Link will be entitled to receive $0.5 million on April 1, 2005.

      On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction was valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company's common stock paid at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company agreed to pay Shaanxi for 55% of its closing date working capital, which amounted to $1.9 million. On March 21, 2005, the Company and the selling shareholder entered into a financial arrangement whereby the amount due became subject to a note payable due March 31, 2006 with interest at 10% per annum. Based upon 2004 performance, the shareholder of Shaanxi will be entitled to receive $0.9 million on April 1, 2005.

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

      The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year as if pre-tax earnings targets associated with each acquisition were achieved although the Company does not expect the Domestic Services pre-tax earnings levels to be fully achieved (in thousands) (1)(2)(3):

                                            2006        2007        2008        2009        Total
                                          --------    --------    --------    --------    --------
Earn-out payments:
   Domestic                               $  8,050    $  2,500    $  2,500    $     --    $ 13,050
   International                             5,131       5,503       3,769       3,417      17,820
                                          --------    --------    --------    --------    --------
Total earn-out payments                   $ 13,181    $  8,003    $  6,269    $  3,417    $ 30,870
                                          ========    ========    ========    ========    ========
Prior year pre-tax earnings targets (3)
   Domestic                               $ 12,306    $  3,500    $  3,500    $     --    $ 19,306
   International                            12,446      13,502       8,840       7,723      42,511
                                          --------    --------    --------    --------    --------
Total pre-tax earnings targets            $ 24,752    $ 17,002    $ 12,340    $  7,723    $ 61,817
                                          ========    ========    ========    ========    ========
   Domestic                                   65.4%       71.4%       71.4%         --        67.6%
   International                              41.2%       40.8%       42.6%       44.2%       41.9%
   Combined                                   53.3%       47.1%       50.8%       44.2%       49.9%

----------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2) During the 2005-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

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

      The Company is a defendant in a number of legal proceedings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, such liability, if any, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company's overall financial condition, could adversely affect the Company's results of operations and cash flows in the period recorded.

New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised), "Share-Based Payment" ("SFAS No. 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation", and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, we currently follow the guidance of APB No. 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to implement it by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. We will adopt SFAS No. 123R using the modified prospective method beginning July 1, 2005. The impact of adopting SFAS No. 123R on our consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by SFAS No. 123 (see Note 2j to our consolidated financial statements).

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This statement addresses the fair value concepts contained in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity's future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS No. 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

      The FASB issued two final FASB Staff Positions ("FSPs") addressing the financial accounting for certain provisions of the American Jobs Creation Act of 2004 (the "Act"). A provision of the Act allows taxpayers a deduction equal to a percentage of the lesser of the taxpayer's qualified domestic production activities income or taxable income, subject to a limitation of 50% of annual wages paid. FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," addresses whether the qualified domestic production activities should be treated as a special deduction or a rate reduction under SFAS No. 109.

      Additionally, another provision of the Act provides taxpayers a special, one-time 85% dividend received deduction for certain foreign earnings that are repatriated in either a company's first taxable year beginning on or after the date of the Act's enactment or the last taxable year beginning before such date. Some companies have requested that clarification be provided on certain aspects of the repatriation provisions of the Act. Until these clarifications are made, we are unable to conclude whether we will repatriate earnings or how much that repatriation will be.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Currently,   our  exposure  to  foreign  currency  exchange  risk  is  not significant, although, as our international operations expand, that exposure could increase. Our exposure to market risk relates primarily to changes in interest rates and the resulting impact on our interest incurred and our cash flows. We place our cash with high credit quality financial institutions and invest that cash in money market funds and investment grade securities with maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. Our credit facility bears interest at a variable rate. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by approximately $118,000 and $107,000, respectively. We do not invest in derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

      Our consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 and footnotes related thereto are included within Item 15(a) of this report and may be found at pages 63 through 98. Schedule II - Valuation and Qualifying Accounts, may be found on page 100.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 17, 2004, the Company dismissed KPMG LLP ("KPMG") as the Company's independent accountants. On June 24, 2004, the Company engaged Grant Thornton LLP as its new independent accountants.

         KPMG's audit reports on the Company's consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to change accountants was made by Stonepath's Audit Committee.

      During the fiscal years ended December 31, 2003 and 2002, and the subsequent interim period through the Company's change in independent accountants, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report.

         There were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)) during the fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through the Company's change in independent accountants, except for the reportable condition described in the first paragraph of Item 9A of this Annual Report on Form 10-K.


Item 9A. Controls and Procedures

Overview

      In January 2004, the Company restated its consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002, as a result of an error discovered in the legacy accounting processes of SLIS. The Company determined that a process error existed which resulted in the failure to eliminate certain intercompany transactions in consolidation. This process error was embedded in the legacy accounting process of SLIS Transportation Systems, Inc. for a period which began substantially before its acquisition by the Company in April 2002.

The Company believes that the presence of this error, in and of itself, constituted a reportable condition as defined under standards established by the American Institute of Certified Public Accountants. This significant deficiency was addressed by correcting the process error that resulted in the failure to eliminate intercompany transactions in consolidation. In addition, the Company changed its organizational structure to require the senior financial representatives within the International Services segment to report directly to the Company's Chief Financial Officer.

      In connection with the preparation of the Company's June 30, 2004 consolidated financial statements, the Company's management determined that Stonepath Logistics Domestic Services, Inc. ("SLDS") did not follow the
Company's designed disclosure controls and procedures to report a potential weakness in the methodology used by SLDS to estimate its accrued cost of purchased transportation. Based on its initial analysis at that time, the Company recorded an immaterial increase to SLDS' cost of transportation in the second quarter of 2004. The Company's management believes that the failure of SLDS to follow the designed disclosure and control procedures in and of itself constitutes a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States) ("PCAOB"). The Company has implemented changes in its estimating procedures and its processes for recognizing differences between actual and estimated costs to assure the proper recognition of purchased transportation costs. To address this material weakness, the Company initiated an immediate change in process at its Domestic Services segment to reduce the likelihood that a similar error could occur in the future. In addition, the Company changed its organizational structure to require the senior financial representatives within the Domestic Services segment to report directly to the Company's Chief Financial Officer.

      On September 20, 2004, the Company announced, after having performed some additional analysis, that it had understated its accrued purchase transportation liability and related cost of purchased transportation for previously reported periods as a result of an error discovered in the accounting processes within certain subsidiary operations of the Domestic Services segment. The Company determined that the process error did not accurately account for the differences between the estimates and the actual freight costs incurred. This allowed for an accumulation of previously unrecorded purchased transportation costs to build up (such amounts should have been reflected as purchased transportation costs). In addition, the error resulted in the Company making earn-out payments to selling shareholders in amounts greater than what otherwise would have been owed. The Company believes that the presence of this error is indicative of a material weakness in internal controls as defined under standards established by the PCAOB. To address this material weakness, the Company has altered its methods to recognize the difference between actual costs of transportation and estimates for such costs on a timely basis and will modify its operating systems to provide for the recording of purchased transportation costs at the time an order is entered.

      In the course of its review of the process error related to the under accrual of purchased transportation, the Company also identified two additional process errors related to revenue transactions within the Domestic Services segment. At its Detroit location, the Company identified a billing error in which the operating unit was invoicing one of its automotive customers at rates which had been approved by a customer representative who did not have the authority to do so. This customer billing error caused the Company to overstate its revenues. At its Minneapolis location, the Company identified an accounting error related to revenue recognition and depreciation that originated during the second quarter of 2004. Upon billing to a customer for certain capital equipment purchased in connection with the launch of a new distribution center for that customer, the unit recognized the revenue immediately rather than over the two-year life of the contract and had depreciated the capital equipment over its useful life rather than matching it to the life of the contract. The Company believes that the presence of the billing error and the accounting error in the aggregate constitute a material weakness as defined under standards established by the PCAOB. The Company has addressed the material weakness by advising management of each unit in question on the proper treatment of these and similar transactions in the future.

      The Company has restated its consolidated financial statements for the first two quarters of 2004, and for the years ended December 31, 2003, 2002 and 2001 to correct the processing errors related to its purchased transportation accrual, the customer billings issue, and to reflect the related income tax effects. In addition, the amounts owed as of December 31, 2003 and 2002 under various earn-out provisions have been changed to reflect the impact of the restatement.

      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies that adversely affects the Company's ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements.

Disclosure Controls and Procedures

      As of December 31, 2004, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls and procedures are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      Based on that evaluation, taking into account the significant deficiencies, material weaknesses and remedial actions described above, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

Management's Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with the U.S. generally accepted accounting principles. Management, together with independent consultants, has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control - Integrated Framework." In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management has made the following assessment:

      o Disparate operating systems impacting the design and operating effectiveness of internal control over financial reporting require rationalization, modification, documentation and remediation of internal control weaknesses

      o Operating and financial systems, including program change controls, impacting the design and operating effectiveness of internal control over financial reporting require rationalization, modification, documentation and remediation of internal control weaknesses.

      o Financial policies and procedures impacting the design and operating effectiveness of internal control over financial reporting require rationalization, modification, documentation and remediation of internal control weaknesses.

      o The Company had inadequate controls related to its assessment of the effectiveness of the Company's internal control over financial reporting. Management was not able to complete their assessment in a timely manner and completed their assessment on February 11, 2005, which did not allow adequate time for the external auditors to complete their audit of management's report on the effectiveness of the Company's internal control over financial reporting.

      o The Company had inadequate controls related to its consolidation process. The Company's consolidation process is a manual process performed by individuals with the ability to initiate and record adjustments within the consolidation. Certain reporting subsidiaries maintain two general ledger applications which creates the potential for errors as a result of entering information twice. The Company has a large number of entities and a large number of different applications. The Company's process for the consolidation of accounting information from this number of entities and applications is error prone. In addition, the corporate office has the ability to make adjustments to the consolidation without any documented level of approval.

      o The Company had inadequate controls related to the accounting for purchased transportation. The Company's public filings for fiscal years 2003 and 2002, and for the first and second quarters of fiscal year 2004 have been restated due to control deficiencies related to the accrued purchased transportation. The process for accounting for accrued purchased transportation did not accurately account for the differences between the estimates and the actual freight costs incurred. This allowed for an accumulation of previously unrecorded purchased transportation costs to accumulate (such amounts should have been reflected as purchased transportation costs). In addition, the error resulted in the Company making earn-out payments to selling shareholders in amounts greater than what otherwise would have been owed.

      o The Company had inadequate controls related to the approval of contracts, and initiating and approving adjustments related to claims. A key member of management of a Company subsidiary was responsible for initiating and approving contracts. This individual also had the ability to initiate and approve the recording of related transactions to contracts. We noted that this individual was responsible for establishing policies and procedures, establishing limits of authority, and approving customers.

      o The Company had inadequate controls related to application access rights at its International Services subsidiary. Various employees have access to numerous application programs that are outside of the employees' job requirements. For example, of the 82 employees of the subsidiary, 34 have the ability to add, delete, or modify vendors and 27 employees have the ability to issue checks. Of the 60 users who have the ability to initiate a payment, 28 are authorized signatories with the bank. In addition, all users have access to enter payment information into the accounts payable subsystem regardless of job responsibility.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These control deficiencies identified above resulted in the need to restate the Company's consolidated financial statements as described above. Accordingly, management has determined that these conditions constitute a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the "Internal Control - Integrated Framework."

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report (which disclaimed an opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004) which appears on pages 63 to 65.

Changes in Internal Control over Financial Reporting

      Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. As discussed in Management's Report on Internal Control Over Financial Reporting, in the fourth quarter of 2004, the Company identified material weaknesses in internal control over financial reporting in the Company's information systems and financial policies and procedures.

      As of the end of the period covered by this report, the Company has not fully remediated the material weaknesses in the Company's internal control over financial reporting. However, the Company has taken the following remedial actions:

      o     Corporate systems and financial leadership is being replaced;

      o Consolidation and integration of all financial and systems personnel within the United States is in process of implementation;

      o Policies and procedural definitions and, in certain instances, changes resulting from the Chief Executive Officer's and the Chief Financial Officer's evaluation of internal control over financial reporting are in various stages of being developed, documented and implemented; and

      o An ongoing self evaluation system of internal control over financial reporting and disclosures is being developed.

      Other than the changes identified above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

           REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF
                              STONEPATH GROUP, INC.

      The following is the report of the Audit Committee for the year ended December 31, 2004. The Audit Committee is composed of three directors, each of whom meets the American Stock Exchange's independence standards. The Audit Committee had historically operated under a written charter adopted by the Board of Directors in 2000. At a meeting held on March 25, 2003, the Board of Directors adopted a new written charter for the Audit Committee. On January 28, 2004 the Board of Directors amended such written charter for the Audit Committee. The Audit Committee as a whole meets regularly with the Company's management and independent auditors to discuss the adequacy of the Company's internal control environment and financial reporting, accounting matters, audit results and compliance with its corporate responsibility program.

      In carrying out its responsibilities and fulfilling obligations under its charter, the Audit Committee, among other things:

      o reviewed with the independent auditors their audit plan audit scope, and identified audit risks;

      o discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61, "Communications with Audit Committees," as modified or supplemented, including, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements;

      o obtained from the independent auditors a written statement describing all relationships between the independent auditors and the Company that might bear on the auditors' independence, consistent with Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees";

      o discussed with the independent auditors any relationships that may impact their objectivity and independence, and generally satisfied itself that the auditors are independent;

      o reviewed and discussed the Company's audited consolidated financial statements for the year ended December 31, 2004 with management and the independent auditors;

      o obtained from management the representation that the Company's consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America; and

      o discussed with management and the independent auditors the quality and adequacy of the Company's internal controls.

      Based on its review, analysis and discussions with management and the independent auditors, the Audit Committee recommended to the Company's Board of Directors (and the Board approved) that the Company's audited consolidated financial statements for the three years ended December 31, 2004 be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Audit Committee and the Board have also recommended, subject to shareholder ratification, the selection of the Company's independent auditors for 2005.

                                       AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
                                       David R. Jones, Chairman
                                       Aloysius T. Lawn, IV
                                       Robert McCord

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Our directors and executive officers as of February 28, 2005 were as follows:

Name                              Age   Position
----                              ---   --------
Dennis L. Pelino                  57    Chairman of the Board of Directors
Jason F. Totah                    45    Chief Executive Officer
Robert Arovas                     61    President
Thomas L. Scully                  55    Chief Financial Officer, Vice President, Secretary, Treasurer and Controller
J. Douglass Coates                62    Director
John H. Springer (2)              48    Director
David R. Jones (1)(2)             56    Director
Aloysius T. Lawn, IV (1)(2)       46    Director
Robert McCord (1)                 46    Director

----------
(1)   Member of Audit Committee

(2)   Member of Compensation Committee

      The following is a brief summary of the business experience of the foregoing directors and executive officers.

      Dennis L. Pelino has served as our Chairman of the Board of Directors since June 21, 2001 and was also our Chief Executive Officer from that date until October 2004. Mr. Pelino has over two decades of executive experience in the logistics industry. From 1986 to 1999, he was employed by Fritz Companies, Inc., initially as director of International Operations and Sales and Marketing, in 1993 as its Chief Operating Officer and commencing in 1996, also as its President. Mr. Pelino was also a member of the Board of Directors of Fritz

Companies from 1991 to 1999. During Mr. Pelino's tenure, he acquired or started over 50 companies for Fritz as it became one of the leading global logistics companies. Prior to Fritz, Mr. Pelino held senior executive positions in the container shipping industry and in the domestic full-service truck leasing industry. From 1999 through 2001, Mr. Pelino was involved as a director and principal of a number of private ventures which explored opportunities in the logistics industry and which provided consulting services relative to business opportunities in Latin America, China and other Far Eastern regions.

      Jason F. Totah has served as our Chief Executive Officer since October 2004. Prior to then, he was the Chief Executive Officer of Stonepath Logistics International Services, Inc. (f/k/a Global Transportation Services, Inc.,
"Global"). Mr. Totah joined Global in 1990 and has held several positions including Seattle branch manager and Senior Vice President, Sales and Marketing, and Senior Vice President of Sales and Operations. Prior to joining Global, he worked in international logistics for Amoco Petroleum, stationed in various locations around the world. He graduated from Oregon State in 1983 with a degree in Agriculture Engineering.

      Robert Arovas has served as our President since October 2004. From June 1999 to July 2002, Mr. Arovas was the President and Chief Executive Officer of Geologistics Corporation, a privately held global logistics provider. Prior to that, Mr. Arovas was the Executive Vice President, Chief Financial Officer of Fritz Companies from 1997 to 1999. Earlier in his career, Mr. Arovas held executive positions at various companies, including The Pittston Company and Burlington Air Express and has a background in public accounting. Since 2002, Mr. Arovas has been on the board of directors of a privately held company, provided consulting services and served as part of an acquisition group in the logistics area, among other activities.

      Thomas L. Scully has served as our Vice President and Controller since November 19, 2001, as our Chief Financial Officer since November 2004, and as our Treasurer and Secretary since January 2005. Before joining Stonepath, Mr. Scully was a senior manager within the assurance and advisory services of Deloitte & Touche, LLP ("Deloitte & Touche") from December 1996 to November 2001. Prior to Deloitte & Touche, from October 1980 to June 1996, Mr. Scully was an audit partner at BDO Seidman, LLP ("BDO") where he led numerous accounting, auditing and tax engagements for publicly traded and privately-held local, national, and international clients. Prior to BDO, he held the position of audit supervisor at Coopers & Lybrand, LLP. Mr. Scully is a certified public accountant and earned a B.S. in Accounting from St. Joseph's University, Philadelphia.

      J. Douglass Coates has served as a member of our Board of Directors since August 2001. He has been a principal of Manalytics International, Inc., a transportation, logistics and supply chain consulting firm based in San Francisco, California, since 1992. He was previously President of ACS Logistics, a division of American President Lines, and President of Milne Truck Lines, then a subsidiary of the Sun Company. Mr. Coates holds a B.S. in Engineering from Pennsylvania State University and an MBA from the Wharton School of the University of Pennsylvania.

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

      David R. Jones has served as a member of our Board of Directors since September 2000. Mr. Jones has been President of DR Jones Financial, Inc., a privately-held consulting firm since its formation in September 1995. He is presently a director of Financial Asset Securities Corporation, an affiliate of Greenwich Capital Markets, Inc. Prior to forming DR Jones Financial, Inc., Mr. Jones was Senior Vice President-Asset Backed Finance of Greenwich Capital Markets, Inc. from 1989 to 1995. Mr. Jones served as a Vice President, and subsequently as a Managing Director of The First Boston Corporation, an investment banking firm, from 1982 to 1989 and as Manager-Product Development of General Electric Credit Corp., an asset-based lender and financial services company, from 1981 to 1982. Mr. Jones is a graduate of Harvard College and has an MBA from the Amos Tuck School of Business Administration.

      Aloysius T. Lawn, IV has served as a member of our Board of Directors since February 2001. Mr. Lawn is the Executive Vice President - General Counsel and Secretary of Talk America Holdings, Inc., an integrated communications service provider with programs designed to benefit the residential and small business markets. Prior to joining Talk America Holdings, Inc. in 1996, Mr. Lawn was an attorney in private practice with extensive experience in private and public financings, mergers and acquisitions, securities regulation and corporate governance from 1985 through 1995. Mr. Lawn graduated from Yale University and Temple University School of Law.

      Robert McCord has served as a member of our Board of Directors since March 2001. He is also a Managing Director of PA Early Stage, an affiliated fund of Safeguard Scientifics, Inc. At PA Early Stage, which he co-founded in 1997, Mr. McCord specializes in business development for their portfolio companies. He also serves as President and Chief Executive Officer of the Eastern Technology Council, a consortium of more than 1,200 technology-oriented companies. At the Technology Council he provides contacts, capital and information for senior executives. Mr. McCord co-founded and also serves as a principal of the Eastern Technology Fund, which provides seed and early-stage funding for technology companies in the eastern corridor. Previously, he served as Vice President of Safeguard Scientifics, Inc., a leader in identifying, developing and operating premier technology companies. Before joining Safeguard, Mr. McCord spent a decade on Capitol Hill where he served as Chief of Staff, Speechwriter and Budget Analyst in a variety of congressional offices. He specialized in budget and deregulatory issues and, as Chief Executive Officer of the bipartisan Congressional Institute for the Future, he ran a staff which tracked legislation and provided policy analyses and briefings. Mr. McCord earned his B.S., with high honors, from Harvard University and his MBA from the Wharton School of the University of Pennsylvania.

Code of Ethics

      Our Board of Directors has adopted a Code of Ethics applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer, Principal Accounting Officer and Controller. A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K. We intend to provide any disclosures which are required by the rules of the Securities and Exchange Commission, or which we otherwise determine to be appropriate, with respect to amendments of, and waivers from, our Code of Ethics by posting such disclosures on our Internet website, www.stonepath.com.

Compliance with Section 16(a) of the Securities Exchange Act

      Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during 2004 all reporting persons timely complied with all filing requirements applicable to them.

Audit Committee Financial Expert

      The Audit Committee of our Board of Directors is responsible for monitoring the integrity of the Company's consolidated financial statements and reporting processes and systems of internal control regarding finance, accounting, and legal compliance and approving the engagement of its independent auditors. The members of the Audit Committee are David R. Jones, Chairman, as well as Aloysius T. Lawn, IV, and Robert McCord. The Board has determined that Mr. Jones is independent and qualifies as an "audit committee financial expert" as defined in the rules of the Securities and Exchange Commission by virtue of his education and experience in complex financial matters and the analysis and review of financial statements and has designated Mr. Jones as the "audit committee financial expert."

Item 11. Executive Compensation

      The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2004 to or for the benefit of our Chief Executive Officer and our four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                       Long-Term
                                                      Annual Compensation         Compensation Awards
                                                    -----------------------    ----------------------------
                                                                                Restricted      Number of         All Other
     Name and Principal Position                     Salary         Bonus      Stock Awards      Options       Compensation(1)
-------------------------------------               ---------     ---------    ------------   -------------    ---------------
Dennis L. Pelino, Chairman                 2004     $ 360,000            --          --        1,034,600(2)            --
                                           2003     $ 360,000            --          --          700,000(3)            --
                                           2002     $ 360,000            --          --        1,900,000(4)            --

Jason F. Totah, Chief                      2004     $ 325,476     $ 150,000          --          493,100(5)            --
Executive Officer                          2003     $ 259,436     $ 150,000          --               --               --
                                           2002     $ 187,500     $ 131,250          --          250,000(6)            --

Thomas L. Scully, Vice President,          2004     $ 116,750            --          --           56,000(7)            --
Chief Financial Officer, Controller,       2003     $ 105,000     $   5,000          --           33,300(8)            --
Secretary and Treasurer                    2002     $ 105,000     $  12,500          --           25,000(9)            --

Bohn H. Crain, former Chief Financial
Officer and Treasurer                      2004     $ 210,000            --          --          423,300(10)           --
                                           2003     $ 200,000            --          --          325,000(11)           --
                                           2002     $ 200,000     $  37,500          --          350,000(12)      $44,000

Gary Koch, former Chief Executive
Officer of Stonepath Logistics
Domestic Services, Inc.                    2004     $ 194,228            --          --          150,000(13)           --
                                           2003     $ 270,509            --          --               --               --
                                           2002     $ 264,497            --          --               --               --

----------
(1) During the periods reflected, certain of the officers named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. The dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year, unless otherwise noted.
(2) The first grant of 550,000 options occurred on January 23, 2004, of which 183,334 options vested immediately, 183,333 options vested on the first anniversary of the award date and 183,333 options vest on the second anniversary of the award date. The second grant of 125,600 options occurred on February 16, 2004 and vested immediately. The third grant of 359,000 options occurred on March 11, 2004 and vest pro rata on a monthly basis commencing on March 31, 2004 through June 30, 2009.
(3) These options were granted on March 10, 2003. The first grant of 300,000 options vested immediately. The second grant of 400,000 options vest to the extent of 133,334 on the first anniversary date of the award date and to the extent of 133,333 on the second and third anniversaries of the award date.
(4) These options were granted on July 3, 2002 and vested to the extent of 633,334 on the first anniversary of the award date and to the extent of 633,333 on the second and third anniversaries of the award date.
(5) The first grant of 80,000 options occurred on January 9, 2004, of which 26,667 options vested immediately, 26,667 options vested on the first anniversary of the award date and 26,666 options vest on the second anniversary of the award date. The second grant of 13,100 options occurred on February 26, 2004 and vested immediately. The third grant of 400,000 options occurred on October 13, 2004, of which 133,333 vested on October 14, 2004, 66,667 options vest annually on October 14, 2005, 2006 and 2007 and 66,666 vest on October 14, 2008,
(6) The first grant of 200,000 options occurred on April 4, 2002 and second grant of 50,000 options occurred on September 5, 2002. One-fourth of each of these options vest on each of the first four anniversaries after the grant date, subject to continued employment with the Company through each vesting date.
(7) The first grant of 25,000 options occurred on January 9, 2004, of which 8,334 options vested immediately, 8,333 options vested on the first anniversary of the award date and 8,333 options vest on the second anniversary of the award date. The second grant of 6,000 options occurred on February 26, 2004 and vested immediately. The third grant of 25,000 options occurred on May 21, 2004 of which 8,334 options vested immediately on the first anniversary of the award date and 8,333 options vest on the second and third anniversaries of the award date.
(8) The first grant of 8,300 options occurred on March 25, 2003, of which 2,767 vested immediately with the remainder vesting pro rata over the next 24 months.
(9) These options were granted on September 5, 2002 and vest to the extent of 6,250 options on the first, second, third and fourth anniversaries of the award date.
(10) The first grant of 100,000 options occurred on January 9, 2004 of which 33,333 options vested immediately, 33,334 options vest on January 9, 2005 and 33,333 options vest on January 9, 2006. The second grant of 23,300 options occurred on February 26, 2004 and vested immediately. The third grant of 300,000 options occurred on May 26, 2004 and vest to the extent of 100,000 options on each of the first, second and third anniversary of the award date.
(11) The first grant of 200,000 options occurred on February 24, 2003. The second grant of 25,000 options occurred on March 25, 2003. The third grant of 100,000 occurred on September 5, 2003. All of these options are vested.
(12) The first grant of 150,000 options occurred on January 10, 2002. The second grant of 200,000 options occurred on July 3, 2002. All of these options are vested.

(13) These options were granted on January 9, 2004, of which 50,000 options vested immediately, 50,000 options vested on the first anniversary of the award date and 50,000 options vest on the second anniversary of the award date.

Employment Agreements

      On March 10, 2004, effective as of January 1, 2004, we entered into an amended employment agreement with our Chairman, Dennis L. Pelino. This agreement amended our prior agreements with Mr. Pelino dated February 22, 2002 and June 21, 2001. Pursuant to this amendment, we agreed to extend the term of employment of Mr. Pelino through June 2009. The amendment also increased the annual compensation payable to Mr. Pelino by granting him, in addition to his current base salary of $360,000, options to purchase 359,000 shares of our common stock which vest in equal installments over the term of his employment. This grant of options was intended to provide Mr. Pelino with incremental compensation of $700,000 over the term of his employment. In addition to his base salary, Mr. Pelino is entitled to bonus compensation based upon the achievement of certain target objectives, as well as discretionary merit bonuses that can be awarded at the discretion of our Board of Directors. Mr. Pelino is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to the employment agreement, Mr. Pelino is also entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

      In connection with our acquisition of Stonepath Logistics International Services, Inc. we entered into an employment agreement with Jason F. Totah, then the President and Chief Executive Officer of that subsidiary and the current Chief Executive Officer of the Company. On April 1, 2004, we amended Mr. Totah's employment agreement to extend the term of his employment until April 1, 2009. Mr. Totah's employment agreement provides him with the right to a base annual salary of no less than $250,000, subject to minimum annual cost-of-living increases of five percent, subject to the approval of the Board of Directors. Mr. Totah is entitled to an annual performance bonus at the discretion of the Board of Directors. Mr. Totah is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to the employment agreement, Mr. Totah is also entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization major medical, paid vacation and expense reimbursement.

      On February 3, 2005, we entered into an employment agreement with our President, Robert Arovas providing for an employment term of five years ending on October 14, 2009. It provides Mr. Arovas with the right to an annual salary of $250,000 (which may be increased or decreased by our Board of Directors, but not to an amount less than $250,000), annual bonuses at our discretion, and options to purchase 200,000 shares of our common stock. Mr. Arovas is also entitled to certain severance benefits upon his death, disability or termination of employment. Pursuant to the employment agreement, Mr. Arovas is also entitled to fringe benefits including participation in pension, profit sharing and bonus plans, as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement.

      On November 12, 2004, the Company entered into a letter agreement with its then Chief Financial Officer, Bohn Crain (the "Agreement"). The Agreement provided for the continuation of his role as Chief Financial Officer of the Company until December 31, 2004 or such earlier date requested by the Company. It also provided for his continuing service as a consultant to the Company during 2005. Under the terms of the Agreement, Mr. Crain was entitled to receive his current base salary through December 31, 2004. During 2005, Mr. Crain is entitled to receive monthly payments in the amount of $75,250 for each of January and February and then monthly payments of $30,100 for the remainder of the year.

Change in Control Arrangements

      Our Chairman and our President are each employed under agreements that contain change in control arrangements. If employment of any of these officers is terminated following a change in control (other than for cause), then we must pay such terminated employee a termination payment equal to 2.99 times his salary and bonus, based upon the average annual bonus paid to him prior to termination of his employment. In addition, all of their unvested stock options shall immediately vest as of the termination date of their employment due to a change in control. In each of their agreements, a change in control is generally defined as the occurrence of any one of the following:

      o any "Person" (as the term "Person" is used in Section 13(d) and Section 14(d) of the Securities Exchange Act of 1934), except for the affected employee, becoming the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

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

Under Mr. Arovas' employment agreement, a change of control would also occur if Dennis L. Pelino is no longer the Chairman of the Company and his direct superior.

      Notwithstanding the foregoing, a "change of control" is not deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, any entity in which the affected employee has, directly or indirectly, at least a 25% equity or ownership interest; or (ii) in a transaction otherwise commonly referred to as a "management leveraged buy-out."

      In addition, the existing stock options granted to these executive officers fully vest upon a "change in control," as defined within our Stock Incentive Plan.

Directors Compensation

      Non-employee directors are paid $3,750 per quarter, provided that each member attends 75% of all meetings. In addition, a quarterly fee of $3,750 is paid to the chairman of the Audit and Compensation Committees. Upon joining our Board of Directors, each of our non-employee directors received an option to purchase 50,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant. One-half of these options vested on the first anniversary of the director's membership on the Board, and the balance vest on the second anniversary of Board membership. On November 5, 2002 each member of our Audit Committee received options to purchase 15,000 shares of our common stock at an exercise price of $1.45 per share (of which 50% vested on November 5, 2003 and the balance vested on November 5, 2004). In addition, on January 23, 2004, the chairmen of each of our Audit Committee and Compensation Committee received options to purchase 25,000 shares of our common stock at an exercise price of $3.05 per share (of which 50% vested on January 23, 2005 and the balance vest on January 23, 2006, contingent upon continued Board service).

Stock Options and Warrants

      The following table sets forth information on option grants in fiscal 2004 to the Named Executive Officers.

                        Option Grants in Last Fiscal Year

                                                                                              Potential Realizable
                                                                                                    Value at
                                                                                             Assumed Annual Rates of
                                                                                            Stock Price Appreciation
                                                                                                for Option Term
                                  % of Total                                                ------------------------
                                    Options
                                  Granted to
                      Number of    Employees                Market Price
                       Options        in         Exercise    on Date of     Expiration
      Name             Granted    Fiscal-Year     Price        Grant           Date             5%            10%
----------------     ----------   -----------    --------   ------------   -------------    ----------    ----------
Dennis L. Pelino       550,000       15.32%       $ 3.05      $ 3.05        January 2014    $1,054,971    $2,673,503
Dennis L. Pelino       125,600        3.50          3.38        3.38       February 2014       266,983       676,588
Dennis L. Pelino       359,000       10.00          3.75        3.75          March 2014       846,649     2,145,576
Jason F. Totah          80,000        2.23          2.38        2.38        January 2014       119,742       303,449
Jason F. Totah          13,100        0.36          3.38        3.38       February 2014        27,846        70,568
Jason F. Totah         400,000       11.14          0.75        0.75        October 2014       188,668       478,123
Thomas L. Scully        25,000        0.70          2.38        2.38        January 2014        37,419        94,828
Thomas L. Scully         6,000        0.17          3.38        3.38       February 2014        12,754        32,321
Thomas L. Scully        25,000        0.70          2.18        2.18            May 2014        34,275        86,859
Bohn H. Crain          100,000        2.79          2.38        2.38        January 2014       149,677       379,311
Bohn H. Crain           23,300        0.65          3.38        3.38       February 2014        49,528       125,514
Bohn H. Crain          300,000        8.36          2.37        2.37            May 2014       447,144     1,133,151
Gary A. Koch           150,000        4.18          2.38        2.38        January 2014       224,515       568,966

      The following table sets forth information concerning year-end option values for fiscal 2004 for the Named Executive Officers. The value of the options was based on the closing price of our common stock on December 31, 2004 of $1.20.

                          Fiscal Year End Option Values

                        Number of Unexercised Options          Value of Unexercised In-The-Money
                              at Fiscal Year End                 Options at Fiscal Year End
                    -------------------------------------  -----------------------------------------
                      Shares
                    Acquired on    Value
                     Exercise     Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
                    -----------  ----------   -----------  -------------  -----------  -------------
Dennis L. Pelino          --            --     3,865,029     1,569,571     $ 684,000     $      --
Jason F. Totah            --            --       348,100       395,000        60,000       120,000
Thomas L. Scully       6,900        15,699        60,875        71,525            --            --
Bohn H. Crain             --            --     1,098,300            --            --            --
Gary A. Koch              --            --            --            --            --            --

      Outstanding Stock Options

      The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the "Stock Incentive Plan") covers 15,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

      All stock options granted under the Stock Incentive Plan are exercisable for a period of up to ten years from the date of grant. The Company may not grant incentive stock options pursuant to the Stock Incentive Plan at exercise prices which are less than the fair market value of the common stock on the date of grant. The term of an incentive stock option granted under the Stock Incentive Plan to a stockholder owning more than 10% of the issued and outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the common stock on the date of grant. The Stock Incentive Plan contains certain limitations on the maximum number of shares of the common stock that may be awarded in any calendar year to any one individual for the purposes of Section 162(m) of the Code.

      Generally, most of the options under the Stock Incentive Plan are granted subject to periodic vesting over a period of between three and four years, contingent upon continued employment with the Company. In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 615,200 shares of common stock. The following schedule identifies the vesting schedule associated with all of the Company's outstanding options as of February 28, 2005.

                                      Plan        Non-Plan          Total
                                   ----------    ----------      ----------
         Vested as of 12/31/04      7,402,194       615,200       8,017,394
         To vest in 2005            1,736,692                     1,736,692
         To vest in 2006            1,053,843                     1,053,843
         To vest in 2007              380,837                       380,837
         To vest in 2008              150,229                       150,229
         To vest in 2009               33,656                        33,656
                                   ----------    ----------      ----------
                                   10,757,451       615,200      11,372,651
                                   ==========    ==========      ==========

At February 28, 2005, these options were outstanding at the following exercise prices:

                     Number of Options
          ----------------------------------------
             Plan         Non-Plan         Total       Range of Exercise Prices
          ----------     ----------     ----------     ------------------------
           3,473,334        422,000      3,895,334          $0.50 to $1.00
           4,169,117              0      4,169,117          $1.01 to $2.00
           3,115,000        120,000      3,235,000          $2.01 to $4.00
                  --         73,200         73,200         $6.38 to $17.50
          ----------     ----------     ----------
          10,757,451        615,200     11,372,651
          ==========     ==========     ==========

      Outstanding Warrants

      As of February 28, 2005, warrants to purchase 1,957,784 shares of common stock were outstanding. Most of these warrants were granted in connection with investment-related transactions. With the exception of warrants to purchase 50,000 shares at $1.23 per share, warrants to purchase 99,000 shares at $1.49 per share and warrants to purchase 600,000 shares at $5.00 per share, all of the remaining warrants are subject to an exercise price of $1.00 per share and expire in July 2005.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
               OF THE BOARD OF DIRECTORS OF STONEPATH GROUP, INC.

      The Compensation Committee of the Board of Directors (the "Compensation Committee") consists of three (3) directors who are not employees of the Company and who are considered "independent" under the rules of The American Stock Exchange.

Role of the Committee

      The Compensation Committee establishes, oversees and directs the Company's executive compensation programs and policies and administers the Company's stock option and other long-term incentive plans. The Compensation Committee seeks to align executive compensation with Company objectives and strategies, business financial performance and enhanced stockholder value.

      The Compensation Committee regularly reviews and approves generally all compensation and fringe benefit programs of the Company and also reviews and determines the actual compensation of the Company's executive officers, as well as all stock option grants and cash incentive awards to all key employees. The Compensation Committee reviews and administers the Company's Stock Incentive Plan and the Company's 2003 Employee Stock Purchase Plan.

      The Compensation Committee's objectives include (i) attracting and retaining exceptional individuals as executive officers and (ii) providing key executives with motivation to perform to the full extent of their abilities, to maximize Company performance and deliver enhanced value to the Company's stockholders. The Compensation Committee believes it is important to place a greater percentage of executive officers' total compensation, principally in the form of equity, at risk through the grant of stock options whose value is derived from the performance of the business and increase in the Company's common stock price. Executive compensation consists primarily of an annual salary, annual bonuses linked to the performance of the Company and long-term equity-based compensation.

Compensation

      Salary payments in 2004 were made to compensate the ongoing performance of the Company's executive officers. Bonuses in 2004 were made to recognize contributions to the Company's business strategy. The Compensation Committee's specific decisions concerning 2004 compensation for each executive officer were made in light of each officer's level of responsibility and the Compensation
Committee's judgment with respect to whether that executive officer's compensation provides appropriate recognition for performance and an incentive for future performance.

      The Compensation Committee took a variety of actions during 2004 to address the need to recruit and retain executives with relevant industry experience.

      The actions taken by the Compensation Committee during 2004 were designed to reward the Company's senior management group for their efforts in successfully implementing the Company's business plan and to provide additional incentives to continue their efforts to achieve significant growth in the Company's business and financial performance.

      In determining the compensation to be provided to the Company's senior management group during 2004, the Compensation Committee took into account the following matters:

      o     The continued growth in the Company's revenues;

      o     Overall    responsibilities    and   the    importance    of   these
            responsibilities to the Company's success;

      o     Experience and ability; and

      o     Past short-term and long-term job performance.

      During 2004, the Compensation Committee and the Board of Directors changed the basis for the compensation provided to Dennis L. Pelino, the Company's Chairman and former Chief Executive Officer. The Compensation Committee abandoned the objective of continuing to provide Mr. Pelino with the opportunity to acquire up to ten percent (10%) of the amount of the Company's outstanding common stock on a fully diluted basis. After reviewing the substantial contributions made by Mr. Pelino to the Company's growth and the benefits the Compensation Committee believed could result from his future contributions, the Compensation Committee extended the term of his employment period through June 2009, the date the earnout period from the Company's most recent acquisition expires, and increased his salary from its present level of $360,000 per year to $500,000 per year. This increase was provided to Mr. Pelino in the form of an award of options to purchase 359,000 shares of common stock that vest over the term of his employment. The Compensation Committee separately determined that Mr. Pelino was entitled to a bonus for 2003 based upon his performance, peer group compensation levels, and the advice of an independent financial consultant. This bonus was provided to Mr. Pelino by awarding him options to purchase an additional 675,600 shares of common stock in lieu of a $1,080,000 cash bonus the Compensation Committee would have otherwise provided to him. The decision to provide Mr. Pelino with options to purchase common stock instead of the cash payment of his performance bonus for 2003 and the increase in his annual salary was made after consultation with Mr. Pelino and in an effort to accommodate his desire to conserve the cash resources of the Company to fund its continued growth.

      In October 2004, Mr. Pelino relinquished the role of Chief Executive Officer and Jason F. Totah was appointed to that office. While Mr. Totah's compensation did not change with his appointment to that office, he received an award of options to purchase 400,000 shares of common stock in light of his substantially increased responsibilities. Earlier in the year, Mr. Totah was awarded options to purchase 93,100 shares of common stock in recognition of his contributions as the Chief Executive Officer of Stonepath Logistics International Services, Inc.

      The Compensation Committee believes that the foregoing compensation actions have helped develop a senior management group dedicated to achieving significant improvement in both the short-term and long-term financial performance of the Company.

                                        COMPENSATION COMMITTEE OF THE BOARD
                                        OF DIRECTORS
                                        Aloysius T. Lawn, IV, Chairman
                                        David R. Jones
                                        John H. Springer

Performance Presentation

      The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 1999 for the Company's common stock and an investment of $100 in cash on that day for (i) the NASDAQ Market Index, (ii) the AMEX Market Index and (iii) a peer group consisting of C.H. Robinson Worldwide, Inc., EGL, Inc., Expeditors International of Washington, Inc., Forward Air Corporation, and UTi Worldwide Inc. weighted by their market capitalization. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of any dividends and are calculated daily.

                        COMPARE CUMULATIVE TOTAL RETURN
                          AMONG STONEPATH GROUP INC.,
                     AMEX MARKET INDEX AND PEER GROUP INDEX

                              [LINE GRAPH OMITTED]

                          1999     2000      2001       2002      2003      2004
Stonepath Group         100.00     4.55     16.82      13.18     20.55     10.91
Peer Group Index        100.00   119.60    113.21     121.46    148.47    227.76
AMEX Market Index       100.00    98.77     94.22      90.46    123.12    140.99
NASDAQ Market Index     100.00    62.85     50.10      34.95     52.55     56.97

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth information with respect to the beneficial ownership of common stock owned, as of February 28, 2005, by:

      o the holders of more than 5% of any class of the Company's voting securities;

      o     each of the directors;

      o     each of the executive officers; and

      o     all directors and executives officers of the Company as a group.

      As of February 28, 2005, an aggregate of 43,591,952 shares of common stock were issued and outstanding. For purposes of computing the percentages under the following tables, it is assumed that all options and warrants to acquire common stock which have been issued to the directors, executive officers and the holders of more than 5% of common stock and are fully vested or will become fully vested within 60 days from February 28, 2005 have been exercised by these individuals and the appropriate number of shares of common stock have been issued to these individuals.

                                  COMMON STOCK

-------------------------------------------------------------------------------------------------
                                                                     Shares Owned
                                                                   Beneficially and    Percentage
Name of Beneficial Owner                        Position             of Record(1)       of Class
Gruber and McBaine Capital Management, LLC.
50 Osgood Place, Penthouse,
San Francisco, CA 94133(2)                      Beneficial Owner      2,478,200           5.68
Dennis L. Pelino(3)                             Director              4,630,301           9.69
Jason F. Totah(3)                               Officer                 415,353           *
Robert Arovas(3)                                Officer                  66,000           *
Thomas L. Scully(3)                             Officer                  68,775           *
Bohn H. Crain(3)                                Former Officer        1,195,797           2.66
David R. Jones(8)                               Director                167,500           *
Aloysius T. Lawn, IV(8)                         Director                 77,500           *
Robert McCord(10)                               Director                100,000           *
J. Douglass Coates(11)                          Director                 50,000           *
John H. Springer(12)                            Director                 40,000           *

All directors and executive officers as a group
  (10 people)                                                         6,881,226           13.72

----------
(*)   Less than one percent.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC under the Exchange Act. They may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power. The number of shares beneficially owned by the individual may include options to purchase shares of our common stock exercisable as of, or within 60 days of February 28, 2005. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Based upon Schedule 13G filed on February 14, 2005 by a group consisting of Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine, Eric B. Swergold, and J. Lynne Rose. Gruber and McBaine Capital Management, LLC, Eric B. Swergold, and J. Lynne Rose reported shared voting and dispositive power of 2,007,750 shares. Jon D.Gruber reported sole voting and dispositive power of 219,100 shares and shared voting and dispositive power of 2,007,750 shares. J. Patterson McBaine reported sole voting and dispositive power of 251,350 shares and shared voting and dispositive power of 2,007,750 shares.

(3)   Includes 431,222 shares of common stock held by Dennis Pelino and Meredith
      L. Pelino Declaration of Trust, of which Dennis L. Pelino and his spouse are trustees and beneficiaries, though beneficial ownership of which may be disclaimed. Also includes 4,199,079 shares of common stock issuable upon exercise of vested options presently exercisable and exercisable within 60 days of February 28, 2005. Does not include 1,210,521 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(4) Includes 55,000 shares of common stock held by Mr. Totah. Also includes 360,353 shares of common stock issuable upon exercise of vested options presently exercisable and exercisable within 60 days of February 28, 2005. Does not include 369,667 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(5) Includes 66,000 shares of common stock issuable upon the exercise of vested options presently exercisable. Does not include 134,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(6) Includes 7,779 shares of common stock held by Mr. Scully. Also includes 60,996 shares of common stock issuable upon exercise of vested options presently exercisable and exercisable within 60 days of February 28, 2005. Does not include 70,834 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(7) Includes 979,497 shares of common stock held by Mr. Crain. Also includes 1,098,300 shares of common stock issuable upon the exercise of vested options presently exercisable.

(8) Includes 90,000 shares of common stock held by Mr. Jones. Also includes 77,500 shares of common stock issuable upon the exercise of vested options presently exercisable and exercisable within 60 days of February 28, 2005. Does not include 42,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(9) Includes 77,500 shares of common stock issuable upon the exercise of vested options presently exercisable. Does not include 42,500 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(10) Includes 100,000 shares of common stock issuable upon exercise of vested options presently exercisable. Does not include 25,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(11) Includes 50,000 shares of common stock issuable upon exercise of vested options presently exercisable. Does not include 25,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

(12) Includes 15,000 shares of common stock held by Mr. Springer. Also includes 25,000 shares of common stock issuable upon exercise of options presently exercisable. Does not include 50,000 shares of common stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of February 28, 2005.

Securities Authorized For Issuance Under Equity Compensation Plans

      For information on the securities authorized for issuance under our equity compensation plans, see "Equity Compensation Plan Information" in Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

Loans to Officers

      In connection with our acquisition of SLIS on April 4, 2002, we advanced the sum of $350,000 to Jason F. Totah. Mr. Totah was a former shareholder of SLIS and is now the Chief Executive Officer of the Company. The advance to Mr. Totah is to be repaid through 2006 by offset against the earn-out amounts that are otherwise due to Mr. Totah under the Stock Purchase Agreement. The balance of Mr. Totah's advance was $87,500 at December 31, 2004.

Amendment and Restatement of Employment Arrangements with Executive Officers

      On March 11, 2004, we entered into an amended employment agreement with our former Chief Executive Officer, Dennis L. Pelino. This agreement amended our prior agreements with Mr. Pelino dated February 22, 2002 and June 21, 2001 to extend the term of his employment through June 2009, and to award Mr. Pelino a salary increase in the form of additional options that vest over the period of the employment agreement. On October 18, 2001, we amended the terms of the options granted to Mr. Pelino under his original employment agreement dated June 21, 2001. We further amended the terms of Mr. Pelino's options on July 3, 2002, when we accelerated the vesting of his original options to purchase 1,800,000 shares of our common stock and granted him options to purchase an additional 1,900,000 shares of our common stock.

      On April 1, 2004, we amended the employment agreement of Jason F. Totah, our Chief Executive Officer, to extend the term of his employment until April 1, 2009.

      On November 12, 2004, we entered into a letter agreement with our then Chief Financial Officer, Bohn Crain (the "Agreement"). The Agreement provided for the continuation of his role as Chief Financial Officer of the Company until December 31, 2004 or such earlier date as the Company may request. It also provided for his continuing service as a consultant to the Company during 2005. Under the terms of the Agreement, Mr. Crain was entitled to receive his current base salary through December 31, 2004. During 2005, Mr. Crain is entitled to receive monthly payments in the amount of $75,250 for each of January and February and then monthly payments of $30,100 for the remainder of the year.

Item 14. Principal Accountant Fees and Services

      During the year ended December 31, 2003, professional services were provided to the Company by KPMG LLP, our former independent auditors. The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company's annual financial statements for the year ended December 31, 2003, and fees billed for other services rendered by KPMG LLP during 2003.

                                             2003
                                          ---------
              Audit fees(1)               $ 656,883
              Audit related fees(2)         125,000
              Tax fees(3)                    73,900
              All other fees                     --
                                          ---------
              Total                       $ 855,783
                                          =========

(1) Represents the aggregate fees billed for the audit of the Company's annual financial statements, the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and services rendered in connection with SEC registration statements and filings, all in 2003.

(2)   Represents fees billed for acquisition related services.

(3) Represents fees billed for tax consulting services, primarily related to international acquisitions.

      For the year ended December 31, 2004, professional services were provided to the Company by Grant Thornton LLP, our current independent auditors. The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company's annual financial statements for the year ended December 31, 2004.

                                               2004
                                            ---------
              Audit fees(1)                 $ 630,862
              Audit related fees                   --
              Tax fees                             --
              All other fees                       --
                                            ---------
              Total                         $ 630,862
                                            =========

(1) Audit fees represent aggregate fees billed for the audit for the Company's annual financial statements and quarterly reports on Form 10-Q and 10-Q/A for the second and third quarters of 2004.

      Our Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the services for which fees are listed above were pre-approved by our Audit Committee.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this Report:

     1.  Consolidated Financial Statements:

         Report of Independent Registered Public Accounting Firm              63

         Report of Independent Registered Public Accounting Firm              66

         Report of Independent Registered Public Accounting Firm              67

         Consolidated Balance Sheets as of December 31, 2004 and 2003         68

         Consolidated Statements of Operations for the Years Ended
         December 31, 2004, 2003 and 2002                                     69

         Consolidated Statements of Stockholders' Equity and Comprehensive
         Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002   70

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2004, 2003 and 2002                                     72

         Notes to Consolidated Financial Statements                           73

     2.  Financial Statement Schedule:

         Report of Independent Registered Public Accounting Firm              99

         Schedule II - Valuation and Qualifying Accounts                     100

(b)  Exhibit Listing:


Exhibit     Document
Number      --------
------

2.1 Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as shareholders' agent) (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed on October 19, 2001)

2.2 First Amendment to Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as shareholders' agent) (incorporated by reference to Exhibit
            2.6 to the Current Report on Form 8-K filed on October 19, 2001)

2.3 Stock Purchase Agreement dated March 5, 2002 by and among Stonepath Group, Inc., Stonepath Logistics International Services, Inc. and Global Transportation Services, Inc. and the Shareholders of Global Transportation Services, Inc. and Jason F. Totah (as shareholders' agent) (incorporated by reference to Exhibit 2.4 to the Form 8-K Current Report on Form 8-K filed on April 19, 2002)

2.4 Stock Purchase Agreement dated April 9, 2002 by and among Stonepath Logistics Domestic Services, Inc. and United American Acquisitions and Management, Inc., d/b/a United American Freight Services, Inc. and Douglas Burke (incorporated by reference to Exhibit 2.5 to the Form 8-K Current Report filed on June 12, 2002)

2.5 Amendment to Stock Purchase Agreement dated May 30, 2002 by an among Stonepath Logistics Domestic Services, Inc., and United American Acquisitions and Management, Inc., d/b/a United Freight Services, Inc. and Douglas Burke (incorporated by reference to Exhibit 2.6 to the Form 8-K Current Report filed on June 12, 2002)

2.6 Asset Purchase Agreement by and among Stonepath Logistics Government Services, Inc. (f/k/a "Transport Specialists, Inc."), Regroup Express L.L.C. and Jed J. Shapiro and Charles R. Cain, the sole members of Regroup Express LLC, dated June 4, 2003 (incorporated by reference to Exhibit 2.6 to the Form 8-K Current Report filed on July 7, 2003)

2.7 Asset Purchase Agreement by and among Stonepath Holdings (Hong Kong) Limited, G Link Express Logistics (Singapore) Pte. Ltd, G Link Express Pte. Ltd and the shareholders of G Link Express Pte. Ltd, dated August 8, 2003 (incorporated by reference to Exhibit 2.7 to the Form 8-K Current Report filed on August 13, 2003)

2.8 Asset Purchase Agreement by and among Stonepath Holdings (Hong Kong) Limited, G Link Express (Cambodia) Pte. Ltd and the shareholders of G Link Express (Cambodia) Pte. Ltd. dated August 8, 2003 (incorporated by reference to Exhibit 2.8 to the Form 8-K Current Report filed on August 13, 2003)

2.9 Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai dated November 10, 2003 (incorporated by reference to Exhibit 2.9 to Form 8-K Current Report filed on February 24, 2004)

2.10 Letter Agreement dated February 9, 2004 amending the Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai dated November 10, 2003 (incorporated by reference to Exhibit 2.10 to Form 8-K Current Report filed on February 24, 2004)

3.1 Amended and Restated Certificate of Incorporation of Stonepath Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-88629)

3.2 Certificate of Amendment to the Certificate of Incorporation of Stonepath Group, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K Annual Report filed on April 2, 2001)

3.3 Amended and Restated Bylaws of Stonepath Group, Inc. (incorporated by reference to Exhibit 3.3 to the Form 10-K Annual Report filed on April 2, 2001)

4.1         Specimen  Common  Stock   Certificate  for  Stonepath  Group,   Inc.
            (incorporated by reference to Exhibit 4.25 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-91240) filed on July 31, 2002)

4.2 Form of Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock (incorporated by reference to
            Exhibit 4.2 to Form 8-K Current Report filed on March 17, 2000)

4.3 Form of Amendment to Common Stock Purchase Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002 (incorporated by reference to Exhibit 4.30 to the Form 10-Q Quarterly Report filed on November 14, 2002)

4.4 Form of Contingent Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002
            (incorporated by reference to Exhibit 4.29 to the Form 10-Q Quarterly Report filed on November 14, 2002)

4.5 Form of Exchange Agreement by and between the Company and certain holders of the Company's Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.26 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-91240) filed on July 31, 2002)

4.6* Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit A to the Schedule 14A Proxy Statement filed on April 8, 2004)

4.7* Form of Stock Option Agreement under the Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74918) filed on December 11, 2001)

4.8*        Form of  Non-Plan  Option to  Purchase  Common  Stock of the Company
            (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-74918) filed on December 11, 2001)

4.9 Form of Subscription Agreement by and between the Company and certain purchasers of common shares (including exhibit providing for registration rights) (incorporated by reference to Exhibit 4.19 to the Form 10-K Annual Report filed on March 31, 2003)

4.10 Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated October 16, 2002 (incorporated by reference to Exhibit 4.20 to the Form 10-K Annual Report filed on March 31,
            2003)

4.11*       2003  Employee  Stock  Purchase Plan  (incorporated  by reference to
            Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-109249) filed on September 29, 2003)

4.12 Form of Initial Warrants issued to Stonegate Securities, Inc. as of October 16, 2002 (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (Registration No. 333- 104228) filed on April 1, 2003)

4.13 Form of Representative's Warrants issued to Stonegate Securities, Inc. as of March 6, 2003 (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-3 (Registration No. 333-104228) filed on April 1, 2003)

4.14 Form of subscription agreement by and between the Company and certain holders of common stock (including the exhibit providing for registration rights) (incorporated by reference to Exhibit 4.27 to the Registration Statement on Form S-3 (Registration No. 110231) filed on November 4, 2003)

4.15 Amendment to Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated as of July 29, 2003 (including the exhibit providing for registration rights) (incorporated by reference to Exhibit 4.28 to the Registration Statement on Form S-3 (Registration No. 110231) filed on November 4, 2003)

10.1* Amended and Restated Employment Agreement between the Company and Dennis L. Pelino dated February 22, 2002 (incorporated by reference to Exhibit 10.2 to the Form 10-K Annual Report filed on March 29,
            2002)

10.2* Modification to Employment Agreement of Dennis L. Pelino dated March 11, 2004 (incorporated by reference to Exhibit 10.14 of the Form 10-K Annual Report filed on March 15, 2004)

10.3* Executive Employment Agreement between Global Transportation Services, Inc. and Jason F. Totah dated April 4, 2002 (incorporated by reference to Exhibit 10.7 to the Form 10-K Annual Report filed on March 31, 2003)

10.4* Amendment to Executive Employment Agreement of Jason F. Totah dated April 1, 2004 (incorporated by reference to Exhibit 10.14 to Form 10-Q Quarterly Report filed on May 10, 2004)

10.5* Employment Agreement dated February 2, 2005 by and between Stonepath Group, Inc. and Robert Arovas (incorporated by reference to Exhibit
            10.22 to Form 8-K/A Current Report filed on February 7, 2005)

10.6* Amended and Restated Employment Agreement between the Company and Bohn H. Crain dated February 24, 2003 (incorporated by reference to
            Exhibit 10.4 to the Form 10-K Annual Report filed on March 31, 2003)

10.7* Letter Agreement dated November 12, 2004 between the Company and Bohn H. Crain (incorporated by reference to Exhibit 10.18 to the Form 8-K Current Report filed on November 18, 2004)

10.8* Stonepath Group, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-8 (Registration No. 333- 103439) filed on February 25, 2003

10.9 Loan and Security Agreement dated as of May 15, 2002 between LaSalle Business Credit, Inc. and Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Transportation Services, Inc., Global Container Line, Inc., M.G.R., Inc., d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc. and Stonepath Operations, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report filed on May 20, 2002)

10.10 Amendment to Loan and Security Agreement dated May 15, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc., and Transport Specialists, Inc. (incorporated by reference to Exhibit 10.10 to the Form 10-K Annual Report filed on March 15, 2004)

10.11 Second Amendment to Loan and Security Agreement dated September 5, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. (incorporated by reference to Exhibit 10.10 to the Form 8-K Current Report filed on September 9, 2003)

10.12 Third Amendment to Loan and Security Agreement dated December 23, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. (incorporated by reference to Exhibit 10.12 to the Form 10-K Annual Report filed on March 15, 2004)

10.13 Fourth Amendment and Consent Agreement to Loan and Security Agreement dated January 30, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. (incorporated by reference to
            Exhibit  10.13 to the Form  10-K  Annual  Report  filed on March 15,
            2004)

10.14 Fifth Amendment and Joinder to Loan and Security Agreement dated April 6, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. D/B/A United American Freight Services, Inc., and Stonepath Offshore Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Form 10-Q Quarterly Report filed on August 9, 2004)

10.15 Sixth Amendment to Loan and Security Agreement dated July 28, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. D/B/A United American Freight Services, Inc., and Stonepath Offshore Holdings, Inc. (incorporated by reference to Exhibit 10.17 to Form 10-Q Quarterly Report filed on August 9, 2004)

10.16 Seventh Amendment to Loan and Security Agreement dated November 17, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. D/B/A United American Freight Services, Inc., and Stonepath Offshore Holdings, Inc. (incorporated by reference to Exhibit 10.19 to Form 8-K Current Report filed on November 18, 2004).

10.17 Term Credit Agreement Dated October 27, 2004 By And Between Stonepath Holdings, (Hong Kong) Limited, Hong Kong League Central Credit Union, and SBI Advisors, LLC (incorporated by reference to
            Exhibit  10.20 to Form 10-Q  Quarterly  Report  filed on  January 6,
            2005)

10.18 Guaranty of Stonepath Group, Inc., in favor of Hong Kong League Central Credit Union (incorporated by reference to Exhibit 10.21 to Form 10-Q Quarterly Report filed on January 6, 2005)

10.19 Waiver and Rider No. 7 to Equipment Lease Agreement dated as of March 30, 2005 between Stonepath Group, Inc., MGR, Inc. d/b/a Air Plus Limited, Stonepath Logistics Domestic Services, Inc. and LaSalle National Leasing Corporation

10.20 Eighth Amendment to Loan and Security Agreement dated March 30, 2005 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc. d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc. f/k/a Global Transportation Services, Inc., Stonepath Offshore Holding, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc.

11          Code of Ethics

12 Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1        Subsidiaries of Stonepath Group, Inc.

23.1        Consent of Independent Registered Public Accounting Firm

23.2        Consent of Independent Registered Public Accounting Firm

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

*     Constitutes a management contract or compensatory plan or arrangement

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Stonepath Group, Inc. and Subsidiaries
Philadelphia, Pennsylvania

We were engaged to audit management's assessment included in the accompanying Management's Report on Internal Control over Financial Reporting that Stonepath Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

      The Company had inadequate controls related to its assessment of the effectiveness of the Company's internal control over financial reporting. Management was not able to complete their assessment in a timely manner and completed their assessment on February 11, 2005, which did not allow adequate time for the external auditors to complete their audit of management's report on the effectiveness of the Company's internal control over financial reporting.

      The Company has inadequate controls related to its consolidation process. The Company's consolidation process is a manual process performed by individuals with the ability to initiate and record adjustments within the consolidation. Certain reporting subsidiaries maintain two general ledger applications which creates the potential for errors as a result of entering information twice. The Company has a large number of entities and a large number of different applications. The Company's process for the consolidation of accounting information from this number of entities and applications is error prone. In addition, the corporate office has the ability to make adjustments to the consolidation without any documented level of approval.

      The Company had inadequate controls related to the accounting for purchased transportation. The Company's public filings for fiscal years 2003 and 2002, and for the first and second quarters of fiscal year 2004 have been restated due to control deficiencies related to the accrued purchased transportation. The process for accounting for accrued purchased transportation did not accurately account for the differences between the estimates and the actual freight costs incurred. This allowed for an accumulation of previously unrecorded purchased transportation costs to accumulate (such amounts should have been reflected as purchased transportation costs). In addition, the error resulted in the Company making earn-out payments to selling shareholders in amounts greater than what otherwise would have been owed.

      The Company had inadequate controls related to the approval of contracts, and initiating and approving adjustments related to claims. A key member of management of a Company subsidiary was responsible for initiating and approving contracts. This individual also had the ability to initiate and approve the recording of related transactions to contracts. We noted that this individual was responsible for establishing policies and procedures, establishing limits of authority, and approving customers.

      The Company had inadequate controls related to application access rights at its International Services subsidiary. Various employees have access to numerous application programs that are outside of the employees' job requirements. For example, of the 82 employees of the subsidiary, 34 have the ability to add, delete, or modify vendors and 27 employees have the ability to issue checks. Of the 60 users who have the ability to initiate a payment, 28 are authorized signatories with the bank. In addition, all users have access to enter payment information into the accounts payable subsystem regardless of job responsibility.

We believe these conditions are material weaknesses in the design or operation of the internal control of the Company in effect at December 31, 2004. Although the Company has implemented new controls before and after December 31, 2004, the new controls were either not in operation for a sufficient period of time to enable us to obtain sufficient evidence about their operating effectiveness or the new controls were not in operation during the period under audit.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because   management  was  not  able  to  complete   their   assessment  of  the
effectiveness of the Company's internal control over financial reporting in a timely manner and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, (United States), the consolidated balance sheet as of December 31, 2004 and related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended of Stonepath Group, Inc. and subsidiaries and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP


Minneapolis, Minnesota
March 30, 2005

             Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Stonepath Group, Inc. and Subsidiaries
Philadelphia, Pennsylvania

      We have audited the accompanying consolidated balance sheet of Stonepath Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying
Schedule II of Stonepath Group, Inc. and subsidiaries for the year ended December 31, 2004 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated 2004 financial statements taken as a whole.

      Additionally, we were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2005, disclaimed an opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and disclaimed an opinion on the effectiveness of the Company's internal control over financial reporting.


/s/GRANT THORNTON LLP

Minneapolis, Minnesota
March 30, 2005

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Stonepath Group, Inc.:

We have audited the accompanying consolidated balance sheet of Stonepath Group, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


                                  /s/ KPMG LLP


Philadelphia, Pennsylvania
February 24, 2004

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003

                                                                          2004              2003
                                                                     -------------     -------------
                                 Assets
Current assets:
Cash and cash equivalents                                            $   2,800,645     $   3,074,151
Accounts receivable, less allowances for doubtful accounts of
   $1,872,000 and $1,055,000 at 2004 and 2003, respectively             64,064,382        38,250,610
Loans receivable from related parties                                           --            14,597
Prepaid expenses and other current assets                                2,559,858         2,216,700
                                                                     -------------     -------------
   Total current assets                                                 69,424,885        43,556,058
Goodwill                                                                37,278,661        31,508,931
Technology, furniture and equipment, net                                 7,595,859         7,062,956
Acquired intangibles, net                                                7,079,986         6,775,893
Note receivable, related party                                              87,500           175,000
Other assets                                                             1,479,181         1,189,917
                                                                     -------------     -------------
   Total assets                                                      $ 122,946,072     $  90,268,755
                                                                     =============     =============

                  Liabilities and Stockholders' Equity
Current liabilities:
Lines of credit                                                      $  16,911,700     $          --
Accounts payable                                                        38,537,750        22,412,287
Earn-outs payable                                                        2,645,695         3,548,534
Accrued payroll and related expenses                                     3,192,889         1,975,859
Accrued restructuring costs                                                741,637                --
Capital lease obligation - current portion                               1,510,461           671,197
Accrued expenses                                                         5,627,276         1,821,671
                                                                     -------------     -------------
   Total current liabilities                                            69,167,408        30,429,548

Capital lease obligation - net of current portion                               --         1,134,815
Other long-term liabilities                                              2,064,128                --
Deferred tax liability                                                   1,650,900         1,035,600
                                                                     -------------     -------------
   Total liabilities                                                    72,882,436        32,599,963
                                                                     -------------     -------------
Minority interest                                                        5,094,336         1,345,790
                                                                     -------------     -------------
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized;
   Series D, convertible, issued and outstanding:  310,477 shares
   at 2003                                                                      --               310
Common stock, $.001 par value, 100,000,000 shares authorized;
   issued and outstanding:  42,839,795 and 37,449,944 shares at
   2004 and 2003, respectively                                              42,840            37,450
Additional paid-in capital                                             221,728,796       220,067,956
Accumulated deficit                                                   (176,806,892)     (163,763,537)
Accumulated other comprehensive income                                      35,856             1,997
Deferred compensation                                                      (31,300)          (21,174)
                                                                     -------------     -------------
   Total stockholders' equity                                           44,969,300        56,323,002
                                                                     -------------     -------------
   Total liabilities and stockholders' equity                        $ 122,946,072     $  90,268,755
                                                                     =============     =============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                  Years ended December 31, 2004, 2003 and 2002

                                                             2004             2003             2002
                                                        -------------    -------------    -------------
Total revenue                                           $ 367,080,665    $ 220,084,190    $ 122,787,625
Cost of transportation                                    282,358,647      158,105,595       86,084,863
                                                        -------------    -------------    -------------
Net revenue                                                84,722,018       61,978,595       36,702,762

Personnel costs                                            44,987,407       31,887,773       19,089,069
Other selling, general and administrative costs            36,753,275       24,583,040       14,679,960
Depreciation and amortization                               4,189,040        2,659,882        2,186,951
Restructuring charges                                       4,368,250               --               --
Litigation settlement and nonrecurring costs                       --        1,169,035               --
                                                        -------------    -------------    -------------
Income (loss) from operations                              (5,575,954)       1,678,865          746,782
Other income (expense):
   Provisions for excess earn-out payments                 (3,075,190)      (1,270,141)              --
   Interest income                                             61,964           48,909           90,680
   Interest expense                                          (639,491)        (141,859)              --
   Other income                                                 1,024           84,850           37,311
                                                        -------------    -------------    -------------
Income (loss) from continuing operations before
   income taxes and minority interest                      (9,227,647)         400,624          874,773
Income tax expense                                          2,395,812          735,886          421,177
                                                        -------------    -------------    -------------
Income (loss) from continuing operations before
   minority interest                                      (11,623,459)        (335,262)         453,596
Minority interest                                           1,394,896          187,310               --
                                                        -------------    -------------    -------------
Income (loss) from continuing operations                  (13,018,355)        (522,572)         453,596
Loss from discontinued operations, net of tax                 (25,000)        (263,031)              --
                                                        -------------    -------------    -------------
Net income (loss)                                         (13,043,355)        (785,603)         453,596
Preferred stock dividends and effect of redemption                 --               --       15,020,148
                                                        -------------    -------------    -------------
Net income (loss) attributable to common stockholders   $ (13,043,355)   $    (785,603)   $  15,473,744
                                                        =============    =============    =============
Basic earnings (loss) per common share -
   Continuing operations                                $       (0.33)   $       (0.02)   $        0.70
   Discontinued operations                                         --            (0.01)              --
                                                        -------------    -------------    -------------
   Earnings (loss) per common share                     $       (0.33)   $       (0.03)   $        0.70
                                                        =============    =============    =============
Diluted earnings (loss) per common share -
   Continuing operations                                        (0.33)   $       (0.02)   $        0.02
   Discontinued operations                                         --            (0.01)              --
                                                        -------------    -------------    -------------
   Earnings (loss) per common share                     $       (0.33)           (0.03)   $        0.02
                                                        =============    =============    =============
Basic weighted average common shares outstanding           38,971,526       29,625,585       22,154,861
                                                        =============    =============    =============
Diluted weighted average common shares outstanding         38,971,526       29,625,585       29,232,568
                                                        =============    =============    =============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years ended December 31, 2004, 2003 and 2002

                                                    Preferred Stock
                                -----------------------------------------------------
                                         Series C                    Series D                   Common Stock           Additional
                                -------------------------    ------------------------    --------------------------     paid-in
                                   Shares        Amount        Shares        Amount         Shares        Amount        capital
                                -----------    ----------    ----------    ----------    ------------   -----------   ------------
Balances at January 1, 2002       3,750,479    $    3,750            --    $       --      20,903,110   $    20,903   $210,730,999
Net income                               --            --            --            --              --            --             --
Exercise of options and
   warrants                              --            --            --            --         440,808           441        424,740
Series C Preferred Stock
   conversion                    (3,913,220)       (3,913)      360,742           361       2,109,496         2,109    (16,971,597)
Preferred stock dividends           162,741           163            --            --              --            --      1,952,729
Compensatory common stock,
   options and warrants
   issued, net of
   cancellations                         --            --            --            --              --            --         95,000
Amortization of deferred
   stock-based compensation              --            --            --            --              --            --          3,193
                                -----------    ----------    ----------    ----------    ------------   -----------   ------------
Balances at December 31, 2002            --            --       360,742           361      23,453,414        23,453    196,235,064
Net loss                                 --            --            --            --              --            --             --
Other comprehensive income:
   Foreign currency
     translation adjustment              --            --            --            --              --            --             --
Comprehensive loss
Issuance of common stock, net
   of issuance costs                     --            --            --            --      10,453,500        10,454     18,054,961
Exercise of options and
   warrants                              --            --            --            --         920,739           921        649,858
Series D Convertible
   Preferred Stock conversion            --            --       (50,265)          (51)        502,650           503           (452)
Issuance of common stock in
   lieu of cash for earn-out             --            --            --            --         254,825           255        402,745
Issuance of common stock in
   lieu of cash for legal
   settlement                            --            --            --            --         271,339           271        583,279
Issuance of common stock for
   acquisitions                          --            --            --            --       1,593,477         1,593      4,142,501
Amortization of deferred
   stock-based compensation              --            --            --            --              --            --             --
                                -----------    ----------    ----------    ----------    ------------   -----------   ------------
Balances at December 31, 2003            --            --       310,477           310      37,449,944        37,450    220,067,956
Net loss                                 --            --            --            --              --            --             --
Other comprehensive income:
   Foreign currency
   translation adjustment                --            --            --            --              --            --             --

Comprehensive loss

Exercise of options and
   warrants                              --            --            --                     2,119,108         2,119      1,269,631
Series D Convertible
   Preferred Stock conversion            --            --      (310,477)         (310)      3,104,770         3,105         (2,795)
Issuance of common stock to
   Employee Stock Purchase
   Plan                                  --            --            --            --         123,238           123        224,047
Issuance of common stock for
   acquisitions                          --            --            --            --          42,735            43         99,957
Options issued to consultant             --            --            --            --              --            --         70,000
Amortization of deferred
   stock-based compensation              --            --            --            --              --            --             --
                                -----------    ----------    ----------    ----------    ------------   -----------   ------------
Balances at December 31, 2004            --    $       --            --    $       --      42,839,795   $    42,840   $221,728,796
                                ===========    ==========    ==========    ==========    ============   ===========   ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                   and Comprehensive Income (Loss) (continued)
                  Years ended December 31, 2004, 2003 and 2002

                                                     Accumulated
                                                        other         Deferred                            Total
                                    Accumulated     comprehensive    stock-based                      comprehensive
                                      deficit          income       compensation         Total        income (loss)
                                   -------------    -------------   -------------    -------------    -------------
Balances at January 1, 2002        $(178,451,678)   $          --   $    (211,638)   $  32,092,336
Net income                               453,596               --              --          453,596    $     453,596
                                                                                                      =============
Exercise of options and warrants              --               --              --          425,181
Series C Preferred Stock
   conversion                         16,973,040               --              --               --
Preferred stock dividends             (1,952,892)              --              --               --
Compensatory common stock,
   options and warrants issued,
   net of cancellations                       --               --              --           95,000
Amortization of deferred
   stock-based compensation                   --               --          95,232           98,425
                                   -------------    -------------   -------------    -------------
Balances at December 31, 2002       (162,977,934)              --        (116,406)      33,164,538
Net loss                                (785,603)              --              --         (785,603)   $    (785,603)
Other comprehensive income:
   Foreign currency translation
     adjustment                               --            1,997              --            1,997            1,997
                                                                                                      -------------
Comprehensive loss                                                                                    $    (783,606)
                                                                                                      =============
Issuance of common stock, net of
   issuance costs                             --               --              --       18,065,415
Exercise of options and warrants              --               --              --          650,779
Series D Convertible Preferred
   Stock conversion                           --               --              --               --
Issuance of common stock in lieu
   of cash for earn-out                       --               --              --          403,000
Issuance of common stock in lieu
   of cash for legal settlement               --               --              --          583,550
Issuance of common stock for
   acquisitions                               --               --              --        4,144,094
Amortization of deferred
   stock-based compensation                   --               --          95,232           95,232
                                   -------------    -------------   -------------    -------------
Balances at December 31, 2003       (163,763,537)           1,997         (21,174)      56,323,002
Net loss                             (13,043,355)              --              --      (13,043,355)   $ (13,043,355)
Other comprehensive income:
   Foreign currency translation
     adjustment                               --           33,859              --           33,859           33,859
                                                                                                      -------------
Comprehensive loss                                                                                    $ (13,009,496)
                                                                                                      =============
Exercise of options and warrants              --               --              --        1,271,750
Series D Convertible Preferred
   Stock conversion                           --               --              --               --
Issuance of common stock to
   Employee Stock Purchase Plan               --               --              --          224,170
Issuance of common stock for
   Acquisitions                               --               --              --          100,000
Options issued to consultant                  --               --         (70,000)              --
Amortization of deferred
   stock-based compensation                   --               --          59,874           59,874
                                   -------------    -------------   -------------    -------------
Balances at December 31, 2004      $(176,806,892)   $      35,856   $     (31,300)   $  44,969,300
                                   =============    =============   =============    =============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003 and 2002

                                                                            2004             2003             2002
                                                                       -------------    -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                   $ (13,043,355)   $    (785,603)   $     453,596
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities, net of acquisitions:
     Deferred income taxes                                                   615,300          574,800          389,300
     Depreciation and amortization                                         4,189,040        2,659,882        2,186,951
     Stock-based compensation                                                 59,874           95,232           98,425
     Minority interest in income of subsidiaries                           1,394,896          187,310               --
     Loss from disposal of furniture and equipment                             8,350               --            4,560
     Non-cash restructuring charges                                        3,556,133               --               --
     Issuance of common stock in litigation settlement                            --          350,000               --
     Issuance of common stock to vendor of former business                        --          135,000               --
     Issuance of common stock in offering penalty                                 --           98,550               --
   Changes in assets and liabilities, net of effect of acquisitions:
     Accounts receivable                                                 (11,957,872)     (11,187,538)      (5,731,830)
     Other assets                                                             11,973         (887,891)        (160,903)
     Accounts payable and accrued expenses                                13,587,422        4,771,653        2,176,634
                                                                       -------------    -------------    -------------
     Net cash used in operating activities                                (1,578,239)      (3,988,605)        (583,267)
                                                                       -------------    -------------    -------------

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                        (8,004,253)      (9,385,908)     (10,497,306)
   Purchases of technology, furniture and equipment                       (4,909,148)      (4,183,201)      (1,812,750)
   Loans made                                                                (75,000)        (130,000)        (350,000)
   Payment of earn-out                                                    (3,431,285)      (2,206,715)              --
   Discontinued operations:
     Proceeds from sale of ownership interests in affiliate
       companies                                                                  --               --          115,000
                                                                       -------------    -------------    -------------

       Net cash used in investing activities                             (16,419,686)     (15,905,824)     (12,545,056)
                                                                       -------------    -------------    -------------

Cash flows from financing activities:
   Issuance of common stock                                                       --       18,185,415               --
   Payment of equity financing fees                                               --               --          (25,000)
   Payment of debt financing fees                                           (250,000)              --         (233,580)
   Proceeds from line of credit, net                                      16,911,700               --               --
   Proceeds from financing of equipment                                           --        2,049,638               --
   Principal payments on capital lease                                      (753,959)        (265,178)              --
   Proceeds related to minority interest in subsidiary                            --           81,818               --
   Proceeds from issuance of common stock upon exercise of
     options and warrants                                                  1,782,819          650,779          425,181
                                                                       -------------    -------------    -------------
     Net cash provided by financing activities                            17,690,560       20,702,472          166,601
                                                                       -------------    -------------    -------------
     Effect of foreign currency translation                                   33,859               --               --
                                                                       -------------    -------------    -------------
     Net increase (decrease) in cash and cash equivalents                   (273,506)         808,043      (12,961,722)
Cash and cash equivalents, beginning of year                               3,074,151        2,266,108       15,227,830
                                                                       -------------    -------------    -------------
Cash and cash equivalents, end of year                                 $   2,800,645    $   3,074,151    $   2,266,108
                                                                       =============    =============    =============

Cash paid for interest                                                 $     617,007    $     189,359    $          --
                                                                       =============    =============    =============

Cash paid for income taxes                                             $     157,145    $     373,832    $      84,959
                                                                       =============    =============    =============
Supplemental disclosure of non-cash investing and financing
   activities:

   Issuance of common stock in satisfaction of earn-out                $          --    $     403,000    $          --

   Increase in goodwill related to accrued earn-out payments               2,615,946        3,636,034        2,697,215

   Issuance of warrants in connection with consulting services                70,000               --           95,000

   Offset of related party loan against earn-out                              87,500           87,500           87,500

   Issuance of common stock in connection with acquisitions                  100,000        4,144,094               --
   Issuance of common stock from conversion of Series D
     Convertible Preferred Stock                                                 310               51               --
   Issuance of common stock in connection with cashless
     exercise of options                                                     511,068               --               --
   Issuance of common stock in connection with Employee Stock
     Purchase Plan                                                           224,170               --               --
   Increase in technology, furniture and equipment from
     capital lease obligations                                               458,408               --               --

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(1)   Nature of Operations

      Stonepath Group, Inc. and subsidiaries (the "Company") is a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. A full range of time-definite transportation and distribution solutions is offered through its Domestic Services platform, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. These services are offered through the Company's domestic air and ground freight forwarding business. A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company's International Services platform. In addition to these core service offerings, the Company also provides a broad range of value-added supply chain management services, including warehousing, order fulfillment and inventory management. The Company serves a customer base of manufacturers, distributors and national retail chains through a network of owned offices in North America and Puerto Rico, strategic locations in Asia and Brazil, and service partners strategically located around the world.

      The Company has experienced losses from operations, and has an accumulated deficit. In addition the Company has experienced negative cash flow from operations. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued profitable operations of the Company and generation of cash flow sufficient to meet its obligations. The Company believes that planned operating improvements and cost reductions and the availability on its credit facilities will provide the Company with adequate liquidity to provide uninterrupted support for its business operations through December 31, 2005.

(2)   Summary of Significant Accounting Policies

a)    Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Stonepath Group, Inc., a Delaware corporation, and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company's foreign subsidiaries are included in the consolidated financial statements on a one month lag to facilitate timely reporting. The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statements.

b)    Use of Estimates

      The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for stock options, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred income tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

      The Company maintains its cash accounts with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from manufacturers, distributors and major retailers located throughout the United States, Asia and South America. Credit is granted to customers on an unsecured basis, and generally provides for 30-day payment terms. For the years ended December 31, 2004, 2003 and

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      2002, the Company's largest customer, a national retail chain, accounted for approximately 13%, 24% and 33% of revenue, respectively, and approximately 5% and 16% of the accounts receivable balance as of December 31, 2004 and 2003, respectively. No other customer accounted for greater than 10% of revenue. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions. The Company maintains reserves for specific and general allowances against accounts receivable. The specific reserves are established on a case-by-case basis by management. A general reserve is established for all other accounts receivable, based on a specified percentage of the accounts receivable balance. Management continually assesses the adequacy of the recorded allowance for doubtful accounts, based on its knowledge about the customer base. Credit losses have been within management's expectations.

e)    Technology, Furniture and Equipment

      Technology, furniture and equipment are stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using three- to ten-year lives for furniture and office equipment, a three-year life for computer software, the shorter of the lease term or useful life for leasehold improvements and a three-year life for vehicles. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

      Under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and capitalized interest, if appropriate. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

f)    Goodwill

      Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases (see Note 5).

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed its annual impairment test effective  October  1,  2004 and  noted no  impairment  for  either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

i)    Revenue Recognition and Purchased Transportation Costs

      The Company derives its revenue from three principal sources: freight forwarding, customs brokerage, and warehousing and other value-added services.

      As a freight forwarder, the Company is primarily a non-asset-based carrier that does not own or lease any significant transportation assets. The Company generates the majority of its revenue by purchasing transportation services from direct (asset-based) carriers and using those services to provide transportation of property for compensation to its customers. The Company is able to negotiate favorable buy rates from the direct carriers by consolidating shipments from multiple customers and concentrating its buying power, while at the same time offering lower sell rates than most customers would otherwise be able to negotiate themselves. When acting as an indirect carrier, the Company will enter into a written agreement with its customers or issue a tariff and a house bill of lading to customers as the contract of carriage. When the freight is physically tendered to a direct carrier, the Company receives a separate contract of carriage, or master bill of lading. In order to claim for any loss or damage associated with the freight, the customer is first obligated to pay the freight charges. Based on the terms in the contract of carriage, revenue related to shipments where the Company issues a house bill of lading is recognized when the freight is delivered to the direct carrier at origin. All other revenue, including revenue for customs brokerage and warehousing and other value-added services, is recognized upon completion of the service.

      At the time of delivery to the direct carrier, the Company records costs related to the shipment based on estimates of total purchased transportation costs. The estimates are based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

j)    Stock-Based Compensation

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount the grantee must pay to acquire the stock. The Company accounts for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

      The table below illustrates the effect on net income (loss) attributable to common stockholders and income (loss) per share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123. See Notes 12 and 13 for additional information regarding options and warrants.

Year ended December 31:                                        2004             2003             2002
                                                          -------------    -------------    -------------
Net income (loss) attributable to common stockholders:
As reported                                               $ (13,043,355)   $    (785,603)   $  15,473,744
Add: stock-based employee compensation expense included
  in reported net income (loss)                                  21,174           95,232           92,566
Deduct:  total stock-based compensation expense
  determined under fair value method for all awards          (5,848,264)      (2,306,736)      (1,922,051)
                                                          -------------    -------------    -------------
Pro forma                                                 $ (18,870,445)   $  (2,997,107)   $  13,644,259
                                                          =============    =============    =============
Basic earnings (loss) per common share:
  As reported                                             $       (0.33)   $       (0.03)   $        0.70
  Pro forma                                                       (0.48)           (0.10)            0.62
Diluted earnings (loss) per common share:
  As reported                                             $       (0.33)   $       (0.03)   $        0.02
  Pro forma                                                       (0.48)           (0.10)           (0.05)

      The weighted average fair value of employee options granted during 2004, 2003 and 2002 was $2.16, $1.05 and $0.89 per share, respectively. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                             2004          2003           2002
                                          ---------     ---------      ---------
      Dividend yield                      None          None           None
      Expected volatility                 83.8%         55.8%          93.8%
      Average risk free interest rate     4.25%         1.56%          1.36%
      Average expected lives              9.3 years     6.9 years      6.8 years

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

k)    Restructuring Charges

      The Company accounts for restructuring charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 144. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

l)    Earnings (Loss) Per Share

      Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No 128, Earnings per Share. Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted earnings (loss) per common share are 7,799,763, 7,443,299 and 1,336,825 for the years ended December 31, 2004, 2003 and 2002, respectively.

      The following table indicates the calculation of earnings per share related to continuing operations for the year ended December 31, 2002:

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
                                                        ============   ============   ============

m)    New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, "Share-Based Payment" ("SFAS No. 123R"), which will replace SFAS No. 123 and supersede APB Opinion No. 25. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the consolidated financial statements. As permitted by SFAS No. 123, the Company currently follows the guidance of APB Opinion No. 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The Company will adopt SFAS No. 123R

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      using the modified prospective method beginning July 1, 2005. The impact of adopting SFAS No. 123R on the Company's consolidated results of operations is not expected to differ materially from the pro forma disclosures currently required by SFAS No. 123.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This statement addresses the fair value concepts contained in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity's future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS No. 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

      The FASB issued two final FASB Staff Positions ("FSPs") addressing the financial accounting for certain provisions of the American Jobs Creation Act of 2004 ("Act"). A provision of the Act allows taxpayers a deduction equal to a percentage of the lesser of the taxpayer's qualified domestic production activities income or taxable income, subject to a limitation of 50% of annual wages paid. FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," addresses whether the qualified domestic production activities should be treated as a special deduction or a rate reduction under SFAS No. 109.

      Additionally, another provision of the Act provides taxpayers a special, one-time 85% dividend received deduction for certain foreign earnings that are repatriated in either a company's first taxable year beginning on or after the date of the Act's enactment or the last taxable year beginning before such date. Some companies have requested that clarification be provided on certain aspects of the repatriation provisions of the Act. Until these clarifications are made, the Company is unable to conclude whether it will repatriate earnings or how much that repatriation will be.

(3)   Restructuring Charges

      In November 2004, the Company commenced a restructuring program, engineered to accelerate the integration of its businesses and improve the Company's overall profitability. During the first half of 2005, the Company will consolidate its corporate headquarters and the domestic and international divisional headquarters into one central management facility in Seattle, Washington. This streamlining will eliminate unnecessary duplication of efforts as well as provide a much more cohesive day to day management coordination capability. In addition, the restructuring initiative includes the rationalization of technology systems, personnel and facilities. In connection with this plan, the Company recorded pre-tax restructuring charges of $4,368,250 for the year ended December 31, 2004. The pre-tax restructuring charges are composed of:

                                                                             Liability
                                                                              Balance,
                            Restructuring     Non-Cash          Cash        December 31,
                               Charges         Charges        Payments          2004
                            -------------   ------------    ------------    ------------
      Systems               $  3,556,134    $ (3,556,134)   $         --    $         --
      Personnel                  666,408              --              --         666,408
      Lease terminations:
        Building                  75,229              --              --          75,229
        Truck                     70,479              --         (70,479)             --
                            ------------    ------------    ------------    ------------
                            $  4,368,250    $ (3,556,134)   $    (70,479)   $    741,637
                            ============    ============    ============    ============

      The systems charges relate to impairment of the Company's corporate freight software systems in 2004 which were in development. The personnel charges relate to corporate contractual obligations incurred in 2004 with certain

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      former executives. The lease terminations relate to vacating certain Domestic facilities in 2004 and the cancellation of truck leases in 2004. Except for the systems charges, all restructuring charges will result in cash outflows. The Company expects to complete its restructuring activities by the end of the second quarter of 2005 and anticipates that additional costs of approximately $3,000,000 will be incurred.

(4)   Discontinued Operations

      On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company's former business of investing in early-stage technology companies, since these investments were incompatible with the Company's current strategy of building a global integrated logistics services organization. Therefore, for financial reporting purposes, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The Company never recognized any revenue from its former business model. At December 31, 2004 and 2003, there were no assets or liabilities of the discontinued operations remaining on the Company's consolidated balance sheets.

      During the second quarter of 2003, the Company recorded a liability for $135,000 related to services rendered in 2000 by a consultant. The liability was satisfied in the third quarter of 2003 through the issuance of common stock. Also during the second quarter of 2003, a subtenant defaulted on the payment of sublease rentals related to a property occupied by the Company's former business. The Company recorded a liability for the remaining rental payments and recognized a loss of approximately $239,000. During the fourth quarter of 2003, the Company entered into a new sublease agreement and reduced the rental liability by approximately $92,000, which represents the amount of rentals to be received under the new agreement. The total loss recognized related to discontinued operations in 2003, net of income taxes, amounts to approximately $263,000, and is reflected as loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2003.

      The Company settled the suit brought by Emergent Capital Investment LLC in the United States District Court for the Southern District of New York in exchange for the payment by the Company of $50,000. The settlement, net of insurance recoveries amounting to $25,000, is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004.

(5)   Acquisitions

      On February 9, 2004, the Company acquired, through its indirect wholly-owned subsidiary, Stonepath Holdings (Hong Kong) Limited, a 55% interest in Shaanxi Sunshine Cargo Services International Co., Ltd. ("Shaanxi"). Shaanxi is a Class A licensed freight forwarder headquartered in Shanghai, PRC and provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution, shipping services and special freight handling. As consideration for the purchase, which was effective as of March 1, 2004, the Company paid $5,500,000 consisting of $3,500,000 in cash, financed through its revolving credit agreement, and $2,000,000 of the Company's common stock. The common shares issued in the transaction are subject to a one-year restriction on sale and are subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4,000,000 (on an annualized basis). Also, if the trading price of the Company's common stock is less than $3.17 per share at the end of the one-year restriction, the Company will issue up to 169,085 additional shares to the seller. Because the common shares issued in connection with this transaction are subject to forfeiture, they are accounted for as contingent consideration. When the number of common shares to be retained by the seller is ultimately determined, such shares will be valued at their then fair value and will result in additional goodwill being recorded. Based upon the actual pre-tax income through December 31, 2004, the seller forfeited 37,731 shares of common stock. As provided for in the purchase agreement, the amount of $119, 608, which represents the original fair value of the forfeited shares at the date of acquisition, will be added ratably to the future earn-outs. Because the quoted market price of the Company's common stock was less than $3.17 on February 9, 2005, the Company will issue 158,973 additional shares of its common stock. As of February 9, 2005, the Company has issued 752,157 shares of its common stock in connection with this transaction. The Company will record additional goodwill amounting to $752,157 in the first quarter of

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      2005. The seller may receive additional consideration of up to $5,619,608 under an earn-out arrangement payable at the rate of $1,100,000 in the first year and $1,254,902 per year over the next four years based on the future financial performance of Shaanxi.

      In addition, the Company agreed to pay the seller 55% of Shaanxi's accounts receivable balances, net of assumed liabilities (the "Effective Date Net Accounts Receivable"), existing on the date of acquisition realized in cash within 180 days following the acquisition with a targeted distribution date in August 2004. Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date from August 2004 to an initial payment of $1,045,000 on or before November 15, 2004, and the final payment of $868,000 on or before March 31, 2005. The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from being due when collected to March 31, 2005. On March 21, 2005, the Company and the seller entered into a financing arrangement whereby the amount due on March 31, 2005 would become subject to a note payable due March 31, 2006 with interest at 10% per annum. Due to this financing arrangement, the balance due to the seller amounting to $1,897,539 is included in the other long-term liabilities in the consolidated balance sheet at December 31, 2004.

      The acquisition, which significantly enhances the Company's presence in the region, was accounted for as a purchase and accordingly, the results of operations and cash flows of Shaanxi have been included in the Company's consolidated financial statements prospectively from the date of acquisition. Because the Company consolidates its foreign subsidiaries on a one-month lag, such information has been reflected in the consolidated statement of operations effective for periods subsequent to April 1, 2004. At December 31, 2004, the total purchase price, including acquisition expenses of $269,000, but excluding the contingent consideration, was $6,650,000. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed at March 1, 2004 (in thousands):

             Current assets                   $ 15,090
             Furniture and equipment               157
             Goodwill                            2,161
             Other intangible assets             1,453
                                              --------
                  Total assets acquired         18,861
             Current liabilities assumed        (9,727)
             Minority interest                  (2,484)
                                              --------
                  Net assets acquired         $  6,650
                                              ========

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


      The acquired intangible assets have a weighted average life of 6.6 years. The intangible assets include a customer related intangible of $1,112,100 with a 7.1 year life and a covenant-not-to-compete of $341,000 with a five year life. The $2,161,100 of goodwill was assigned to the Company's International Services business unit and is not deductible for income tax purposes.

      The following unaudited pro forma information is presented as if the acquisition of Shaanxi had occurred on December 1, 2002, using the one-month lag consolidation policy (in thousands, except earnings per share):
                                                       Year ended December 31,
                                                      -------------------------

                                                         2004            2003
                                                      ---------       ---------
Total revenue                                         $ 391,637       $ 287,785
Loss from continuing operations                         (12,245)            (56)
Net loss                                                (12,295)            (56)
Earnings per share:
   Basic                                              $   (0.31)      $   (0.01)
   Diluted                                            $   (0.31)      $   (0.01)

(6)   Acquired Intangible Assets

      Information with respect to acquired intangible assets is as follows:

                                                                            December 31,
                                                     --------------------------------------------------------------
                                                               2004                               2003
                                                     ----------------------------      ----------------------------
                                                       Gross                              Gross
                                                      Carrying       Accumulated         Carrying      Accumulated
                                                       Amount        Amortization         Amount       Amortization
                                                     -----------     ------------      -----------     ------------
      Amortizable intangible assets:
         Customer related                            $11,042,100      $ 4,813,229      $ 8,970,000      $ 2,923,033
         Covenants-not-to-compete                      1,506,000          654,885        1,119,000          390,074
                                                     -----------      -----------      -----------      -----------
      Total                                          $12,548,100      $ 5,468,114      $10,089,000      $ 3,313,107
                                                     ===========      ===========      ===========      ===========

      Aggregate amortization expense:

           For the year ended December 31, 2004      $ 2,282,887
           For the year ended December 31, 2003        1,615,662
           For the year ended December 31, 2002        1,404,778


      Estimated aggregate amortization expense:

           For the year ended December 31, 2005      $ 1,859,000
           For the year ended December 31, 2006        1,547,000
           For the year ended December 31, 2007        1,254,000
           For the year ended December 31, 2008          931,000
           For the year ended December 31, 2009          607,000

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(7)   Technology, Furniture and Equipment

      Technology, furniture and equipment consists of the following:

                                                           December 31,
                                                -------------------------------
                                                    2004               2003
                                                ------------       ------------
      Furniture and office equipment            $  6,105,146       $  3,396,048
      Computer software                            3,845,479          5,006,495
      Leasehold improvements                       1,037,696            593,425
      Vehicles                                       241,179             62,334
                                                ------------       ------------
                                                  11,229,500          9,058,302
                                                ------------       ------------
      Less: accumulated depreciation              (3,633,641)        (1,995,346)
                                                ------------       ------------
                                                $  7,595,859       $  7,062,956
                                                ============       ============

(8)   Credit Facilities

      In May 2002, the Company secured a $15,000,000 revolving credit facility (the "U.S. Facility") which was increased to $20,000,000 during 2003 and to $25,000,000 in 2004. The U.S. Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Under the original U.S. Facility, the Company had the option to elect to pay interest at a rate equal to LIBOR plus 2.25% or the prime rate. The Company also paid a commitment fee of 0.5% per annum on the average unused balance of the U.S. Facility. The Company could use advances under the U.S. Facility to finance future acquisitions, capital expenditures or other corporate purposes. Borrowings under the original U.S. Facility could be limited based upon measures of the Company's cash flow, as well as a covenant that limited funded debt (the "Funded Debt Covenant") to a multiple of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") generated from the operations of the United States subsidiaries. At December 31, 2004, the outstanding balance on the U.S. Facility was $13,911,700; based on available collateral and an outstanding $150,000 letter of credit commitment, there was $7,565,700 available for borrowing under the U.S. Facility.

      On July 28, 2004, the Company amended its U.S. Facility to provide a bridge loan with a principal amount of $5,000,000, a term of 120 days and interest at 200 basis points above the prime rate. The amendment modified certain financial covenants, including but not limited to, cash flow coverage ratio test, funded debt limitations and domestic and worldwide funded debt to consolidated EBITDA. The Company borrowed the full $5,000,000 available under the bridge loan on August 24, 2004 and subsequently repaid the bridge loan facility by November 26, 2004.

      The Company restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, which resulted in the technical default of certain financial covenants of the U.S. Facility, as amended. These defaults were waived and the Company entered into a further amended revolving credit facility, dated November 17, 2004. This amendment reduced the U.S. Facility term from May 15, 2007 to January 31, 2006, reduced the maximum availability under the U.S. Facility from $25,000,000 to $22,500,000, established minimum quarterly EBITDA targets for the Company and defined segments commencing in the quarter ended December 31, 2004, precluded acquisitions, eliminated LIBOR based borrowings, fixed the interest rate at the lender's prime rate plus 200

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      basis points and imposed semi-annual fees of approximately $125,000, among other changes to the agreement. At December 31, 2004, the Company was in default of the EBITDA target for the quarter ended December 31, 2004, and, as a result of a cross default provision, the Company was in default of its Master Lease Agreement dated June 6, 2003. On March 16, 2005, these defaults were waived by the lender and lessor; however, future lease payments to July 1, 2006 under the Master Lease Agreement have been accelerated to March 31, 2005. Accordingly, the consolidated balance sheet at December 31, 2004 reflects all future payments under the Master Lease Agreement as current liabilities. See also Note 18 for additional information about the U.S. Facility.

      Effective October 27, 2004, a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited ("Asia Holdings") entered into a Term Credit Agreement with Hong Kong Central League Credit Union (the "Lender") and SBI Advisors, LLC, as agent for the Lender. The Term Credit Agreement provides Asia Holdings with the right to borrow an initial amount of $3,000,000 and up to an additional $7,000,000 upon the satisfaction of certain conditions. The obligations of Asia Holdings under the Term Credit Agreement are secured by floating charges on the foreign accounts receivable of three of its subsidiaries, Planet Logistics Express (Singapore) Pte. Ltd., GLink Express (Singapore) Pte. Ltd., and Stonepath Logistics (Hong Kong) Limited. Asia Holdings borrowed $3,000,000 on November 4, 2004 and $2,000,000 on February 16, 2005. There is no assurance that the remaining $5,000,000 will be available to Asia Holdings under the Term Credit Agreement. All borrowings under the Term Credit Agreement bear interest at an annual rate of 15% and must be repaid on or before November 4, 2005. The obligation to repay the borrowings under the Term Credit Agreement may be accelerated by the Lender upon the occurrence of events of default customary for loan transactions. Stonepath Group, Inc. has guaranteed the obligations of Asia Holdings under the Term Credit Agreement. The outstanding balance on the Term Credit Agreement was $3,000,000 at December 31, 2004.

      During the year ended December 31, 2004 and 2003, the Company incurred interest costs of $701,391 and $189,359, respectively, of which $61,900 and $47,500, respectively, was capitalized.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

                                                                        December 31,
                                                              -------------------------------
                                                                  2004               2003
                                                              ------------       ------------
      Deferred tax assets:
         Accruals                                             $    527,000       $    191,000
         Equity in losses of affiliate companies                   373,000            384,000
         Depreciation and amortization                             422,000            616,000
         Deferred compensation and warrants                      1,403,000          3,044,000
         Capital loss carryforward                               2,137,000          2,201,000
         Federal and state deferred tax benefits
           arising from net operating loss carryforwards        18,220,000          9,550,000
                                                              ------------       ------------
      Total gross deferred tax assets                           23,082,000         15,986,000
      Less: valuation allowance                                (23,082,000)       (15,986,000)
                                                              ------------       ------------
      Net total deferred tax assets                                     --                 --
                                                              ------------       ------------
      Deferred tax liabilities:
           Amortization of goodwill for tax purposes            (1,600,900)          (985,600)
           Foreign taxes                                           (50,000)           (50,000)
                                                              ------------       ------------
      Total gross deferred tax liabilities                      (1,650,900)        (1,035,600)
                                                              ------------       ------------
         Net deferred tax liabilities                         $ (1,650,900)      $ (1,035,600)
                                                              ============       ============

      The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management's intention to reinvest such earnings for the foreseeable future. At December 31, 2004, the undistributed earnings of the foreign subsidiaries amounted to approximately $2,268,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.

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

      The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $7,096,000 and a decrease of $6,042,000, respectively. The increase in 2004 was principally due to the increase in the amount of the deferred tax asset related to the Company's net operating loss carryforward. The decrease in 2003 was principally due to a reduction in the amount of the deferred tax asset related to stock-based compensation. As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $47,000,000 and $50,000,000, respectively. The federal net operating loss carryforwards expire beginning 2018 through 2024, and the state net operating loss carryforwards expire beginning in 2005. The use of certain net operating losses may be subject to annual limitations based on changes in the ownership of the Company's common stock, as defined by
      Section 382 of the Internal Revenue Code.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      Income tax expense attributable to continuing operations is as follows:

                                                Years ended December 31,
                                      ------------------------------------------
                                         2004             2003            2002
                                      ----------      ----------      ----------
Current:
   Federal                            $       --      $       --      $       --
   State                                 109,337          40,000          30,000
   Foreign                             1,671,175         121,086           1,877
                                      ----------      ----------      ----------
                                       1,780,512         161,086          31,877
                                      ----------      ----------      ----------
Deferred:
   Federal                               572,600         448,800         309,500
   State                                  42,700          76,000          79,800
   Foreign                                    --          50,000              --
                                      ----------      ----------      ----------
                                         615,300         574,800         389,300
                                      ----------      ----------      ----------
                                      $2,395,812      $  735,886      $  421,177
                                      ==========      ==========      ==========

      In addition to the amounts reflected above, an income tax benefit of approximately $19,000 has been allocated to discontinued operations for the year ended December 31, 2003.

      The following table reconciles income taxes based on the U.S. statutory tax rate to the Company's income tax expense related to continuing operations.

                                                                 Years ended December 31,
                                                       ----------------------------------------
                                                          2004           2003            2002
                                                       --------        --------        --------
      Tax at statutory rate                                34.0%           34.0%           34.0%
      Amortization of goodwill                             (6.2)          112.0            35.4
      Change in valuation allowance                       (50.7)           22.5           (44.0)
      State taxes                                          (1.3)           29.0            12.5
      Effect of tax rates of foreign subsidiaries          (0.7)          (39.1)           (0.2)
      Non-deductible items                                 (1.1)           25.3            10.4

                                                       --------        --------        --------
      Income tax expense                                  (26.0)%         183.7%           48.1%
                                                       ========        ========        ========

(10)  Commitments

      Employment Agreements

      At December 31, 2004, the Company had employment agreements with three of its officers for an aggregate annual base salary of $810,000 plus bonus and increases in accordance with the terms of the agreements. The contracts are for varying terms through October 2009.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002
      Leases

      The Company leases equipment, office and warehouse space under operating leases expiring at various times through 2010. During 2004, the Company entered into various capital leases aggregating $458,408 for certain equipment utilized in its Domestic Services segment. During 2003, the Company entered into a capital lease for certain technology and hardware related to its Tech-Logis(TM) project. Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $9,150,000, $7,451,000 and
      $4,750,000, respectively. Future minimum lease payments are as follows:

                                                                           Operating Leases
            Year ending December 31,                         Third-party     Related Party        Total       Capital Lease
      -------------------------------------------------      -----------   -----------------   -----------    -------------
                        2005                                 $ 8,578,000      $    94,000      $ 8,672,000      $   914,491
                        2006                                   5,792,000               --        5,792,000          604,507
                        2007                                   3,862,000               --        3,862,000           85,891
                        2008                                   2,868,000               --        2,868,000               --
                        2009                                   1,952,000               --        1,952,000               --

                   Thereafter                                  1,516,000               --        1,516,000               --
                                                             -----------      -----------      -----------      -----------
      Total minimum lease payments                           $24,568,000      $    94,000      $24,662,000        1,604,888
                                                             ===========      ===========      ===========
      Less: Amount representing interest                                                                             94,427
                                                                                                                -----------
      Present value of minimum lease payments                                                                     1,510,461
      Less: Current portion of capital lease obligation                                                           1,510,461
                                                                                                                -----------
      Long-term portion of capital lease obligation                                                             $        --
                                                                                                                ===========

Property under capital leases consists of the following:

                                                 December 31,
                                          ---------------------------
                                            2004             2003
                                          ---------       -----------

           Software                       $    --         $ 2,049,638
           Equipment                        458,409            --
           Accumulated amortization        (119,397)           --
                                          ---------       -----------
                                          $ 339,012       $ 2,049,638
                                          =========       ===========
      Employee Benefit Plan

      The Company sponsors voluntary defined contribution savings plans covering all U.S. employees. Company contributions are discretionary. For the years ended December 31, 2004, 2003 and 2002, total Company contributions amounted to $629,000, $547,000 and $260,000, respectively.

(11)  Contingencies

      Acquisition Agreements

      Assuming minimum pre-tax income levels are achieved by the acquired companies, the Company will be required to make future contingent consideration payments by April 1 of the respective year as follows (in thousands):

                                                      2006            2007            2008           2009            Total
                                                   ---------       ---------       ---------       ---------       ---------
      Earn-out payments:
         Domestic                                  $   8,050       $   2,500       $   2,500       $      --       $  13,050
         International                                 5,131           5,503           3,769           3,417          17,820
                                                   ---------       ---------       ---------       ---------       ---------
      Total earn-out
      Payments                                     $  13,181       $   8,003       $   6,269       $   3,417       $  30,870
                                                   =========       =========       =========       =========       =========
      Prior year pre-tax earnings targets (3)
         Domestic                                  $  12,306       $   3,500       $   3,500       $      --       $  19,306
         International                                12,446          13,502           8,840           7,723          42,511
                                                   ---------       ---------       ---------       ---------       ---------
      Total pre-tax earnings targets               $  24,752       $  17,002       $  12,340       $   7,723       $  61,817
                                                   =========       =========       =========       =========       =========
         Domestic                                       65.4%           71.4%           71.4%             --            67.6%
         International                                  41.2%           40.8%           42.6%           44.2%           41.9%
         Combined                                       53.3%           47.1%           50.8%           44.2%           49.9%

----------
(1) Excludes the impact of prior year's pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).
(2) During the 2005-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.
(3) Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangible assets created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      Legal Proceedings

      The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas
      L.  Scully and former  officer  Bohn H.  Crain.  These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company's shares between March 29, 2002 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Company and the individual defendants believe that the plaintiffs' claims are without merit and intend to vigorously defend against them.

      The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O'Connor-Abrams and Frank Palma, officer Thomas L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims are based upon the allegation that the defendants knew or should have known that the Company's public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading. The complaint alleges that the statements were materially misleading because they understated the Company's accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls. The derivative action seeks compensatory damages in favor of the Company, attorneys' fees and costs, and further relief as may be determined by the Court. The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

      By letter dated March 25, 2005, the court-appointed receiver (the "Receiver") of Lancer Management Group, LLC and certain related parties asserted that he has determined that payments made by Lancer Partners, L.P. totaling $3,000,000 and payments made by related entities totaling $5,349,000 were avoidable as fraudulent transfers. Lancer Partners, L.P. and certain related entities purchased securities of the Company in past private placement transactions. The letter provides no basis for the Receiver's determination and seeks evidence from the Company establishing that the payments are not avoidable or the payment of $8,349,000. The Company is in the process of reviewing the transactions identified in the Receiver's letter.

      On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions, Inc. ("UAF"), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5,100,000 and received the right to receive an additional $11,000,000 in four annual installments based upon UAF's performance in accordance with the Stock Purchase Agreement. Subject to the purchase, Stonepath Logistics Domestic Services, Inc. and Mr. Burke entered into an Employment Agreement. Mr. Burke's complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney's fees and interest. The defendants

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      believe that Mr. Burke's claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $456,000 in excess earn-out payments that were paid to Mr. Burke.

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

      The Company settled the suit brought by Emergent Capital Investment LLC in the United States District Court for the Southern District of New York in exchange for the payment by the Company of $50,000. The settlement, net of insurance recoveries amounting to $25,000, is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004.

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

      The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

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

      On February 9, 2004 the Company filed a shelf registration statement with the Commission. This registration statement, filed on Form S-3, had been declared effective, and permitted the Company to sell,

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      in one or more public offerings, shares of common stock, preferred stock, or warrants for proceeds of up to an aggregate amount of $50,000,000. In view of the Company's late filing of its Form 10-Q for the three and nine month periods ending September 30, 2004, the aforementioned Form S-3 is not available for use by the Company at this time.

b)    Preferred Stock

      The Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock, par value $.001 per share, that may be issued in one or more series and with such terms as may be determined by the Board of Directors. At December 31, 2004, there are no preferred shares of any series outstanding.

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

      At the request of the largest holder of Series C Preferred Stock (because of legal limitations in its governing instruments which prevented it from holding investments in common stock), the Company expanded the Exchange Transaction to include an additional alternative. Holders of the Series C Preferred Stock as of the conversion date were provided with the alternative of exchanging the common stock issuable upon conversion of the Series C Preferred Stock, the additional warrants and re-priced warrants, for shares of a newly designated Series D Convertible Preferred Stock.

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

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

      The holders of the Series C Preferred Stock earned 162,741 additional shares of Series C Preferred Stock from payment of preferred stock dividends during the year ended December 31, 2002.

      Series D Convertible Preferred Stock

      Each share of the Series D Convertible Preferred Stock was convertible into ten shares of common stock of the Company. The conversion terms were negotiated to be similar to the terms of the Exchange Transaction. During the years ended December 31, 2004 and 2003, 310,477 shares and 50,265 shares, respectively, of Series D Convertible Preferred Stock were converted into 3,104,770 shares and 502,650 shares, respectively, of common stock of the Company.

      Preferred Stock Dividends

      For the year ended December 31, 2002, the components of the preferred stock dividends were as follows:

      Series C Preferred Stock dividend payable in kind                   $ (1,952,892)
      Non-cash credit: excess of carrying value of Series C
         Preferred Stock over the fair value of Series D Convertible
         Preferred Stock                                                    16,973,040

                                                                          ------------
                                                                          $ 15,020,148
                                                                          ============

c)    Deferred Stock-Based Compensation

      The Company records deferred compensation when it makes restricted stock awards or compensatory stock option grants to employees and consultants. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price and quoted market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of the Company's common stock. In

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      the case of options granted to consultants, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. The Company records deferred compensation as a reduction to stockholders' equity and an offsetting increase to additional paid-in capital. The Company then amortizes deferred compensation into stock-based compensation expense over the performance period, which typically coincides with the vesting period of the stock-based award of three to four years.

      The components of deferred compensation are as follows:

                                                     Employees        Consultants          Total
                                                    -----------       -----------       -----------
      Balance at January 1, 2002                    $   211,638       $        --       $   211,638
      Deferred compensation recorded                         --             3,193             3,193
      Amortization to stock-based compensation          (95,232)           (3,193)          (98,425)
                                                    -----------       -----------       -----------
      Balance at December 31, 2002                      116,406                --           116,406
      Amortization to stock-based compensation          (95,232)               --           (95,232)
                                                    -----------       -----------       -----------
      Balance at December 31, 2003                       21,174                --            21,174

      Deferred compensation recorded                         --            70,000            70,000
      Amortization to stock-based compensation          (21,174)          (38,700)          (59,874)
                                                    -----------       -----------       -----------
      Balance at December 31, 2004                  $        --       $    31,300       $    31,300
                                                    ===========       ===========       ===========

      Stock-based compensation is included in personnel costs in the accompanying consolidated statements of operations.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

      The following summarizes the Company's stock option activity and related information:

                                                                       Weighted
                                                                       average
                                                          Range of     exercise
                                            Shares    exercise prices    price
                                           ---------  ---------------  --------
      Outstanding at January 1, 2002       6,282,883    $0.50 -17.50    $1.47
      Granted                              3,648,000     1.30 - 2.30     1.37
      Exercised                             (409,583)    0.50 - 1.00     0.96
      Expired                                (74,400)    0.70 - 1.58     0.98
                                          ----------
      Outstanding at December 31, 2002     9,447,300     0.50 -17.50     1.46
      Granted                              1,862,100     1.53 - 2.85     1.95
      Exercised                             (307,916)    0.70 - 1.30     1.04
      Expired                               (273,600)    9.27 -10.00     9.27
      Cancelled                             (123,750)    1.21 - 2.00     1.34
                                          ----------
      Outstanding at December 31, 2003    10,604,134     0.50 -17.50     1.36
      Granted                              3,774,700     0.75 - 3.75     2.25
      Exercised                           (2,089,094)    0.60 - 1.38     0.85
      Expired                                (24,000)           2.50     2.50
      Cancelled                             (859,556)    1.30 - 2.85     1.89
                                          ----------
      Outstanding at December 31, 2004    11,406,184    $0.50 -17.50    $1.70
                                          ==========

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      The following table summarizes information about options outstanding and exercisable as of December 31, 2004:

                                             Outstanding Options                        Exercisable Options
          ---------------      -----------     ----------------    --------------    -----------     --------------
                                               Weighted Average
              Range of            Number           Remaining      Weighted Average     Number       Weighted Average
          Exercise Prices      Outstanding     Contractual Life    Exercise Price    Exercisable     Exercise Price
          ---------------      -----------     ----------------    --------------    -----------     --------------
         $0.50 - $1.00           3,895,334         7.0 years         $    0.79        3,157,833       $      0.80
         $1.01 - $2.00           4,189,619         7.5 years              1.47        2,863,412              1.45
         $2.01 - $4.00           3,248,031         7.8 years              2.78        1,922,950              2.72
         $6.38                      10,000         4.5 years              6.38           10,000              6.38
         $17.50                     63,200         2.7 years             17.50           63,200             17.50
                                ----------                                            ---------

         Total                  11,406,184         7.4 years         $    1.70        8,017,395       $      1.63
                                ==========                                            =========

      On October 5, 2001, February 28, 2002 and July 3, 2002, the Company modified the existing option arrangements with its Chairman such that, effective as of July 3, 2002, vesting was fully accelerated on options to purchase 1,800,000 shares of the Company's common stock. Based on the excess of the trading price of the common stock on the dates of the modifications over the exercise price, the Company could incur a non-cash charge to its earnings of approximately $870,000 if the Chairman leaves the employment of the Company prior to the vesting dates specified in the original option grant.

b)    Warrants

      The following summarizes warrant activity and related information:

                                                                      Range of       Weighted Average
                                                 Shares           Exercise Prices     Exercise Price
                                              -----------         ---------------     --------------
      Outstanding at January 1, 2002            3,473,051         $ 0.82 - 26.58           $ 6.67
      Issued                                    1,693,413            1.00 - 1.23             1.02
      Exercised                                   (31,225)                  1.00             1.00
      Expired                                  (1,780,027)          2.40 - 10.00             5.16
      Cancelled                                  (407,806)           0.82- 26.58            20.26
                                              -----------
      Outstanding at December 31, 2002          2,947,406           1.00 - 26.58             2.51

      Issued                                      297,000                   1.49             1.49
      Exercised                                  (923,040)           1.00 - 1.49             1.13
      Expired                                    (437,970)          6.00 - 26.58            11.12
                                              -----------
      Outstanding at December 31, 2003          1,883,396            1.00 - 1.49             1.03

      Issued                                      600,000                   5.00             5.00
      Exercised                                  (525,612)                  1.00             1.00
                                              -----------
      Outstanding at December 31, 2004          1,957,784           $1.00 - 5.00           $ 2.26
                                              ===========

      These warrants were issued primarily in connection with former borrowing arrangements, the Series C Preferred Stock issuance, the receipt of consulting services and services to be rendered in connection with a private placement of the Company's common stock. In 2002, the Company recorded $95,000 of deferred

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      offering costs for warrants that were issued in connection with an anticipated private placement of the Company's common stock.

(14)  Fair Value of Financial Instruments

      At December 31, 2004 and 2003, the carrying values of cash and cash equivalents, accounts receivable, loans receivable, accounts payable and lines of credit approximated their fair values as they are short-term and are generally receivable or payable on demand. At December 31, 2004, the carrying value of the capital leases approximated their fair value, since they are payable in full on March 31, 2005. Other long-term liabilities represented amounts payable to the former shareholder of Shaanxi and approximated their fair value since they are now the subject of a recently-negotiated note payable, due March 31, 2006.

(15)  Related Party Transactions

      During 2002, the Company purchased certain computer equipment and peripherals for $28,000 from a company owned by the Company's Chairman.

      During 2002, the Company paid a total of $60,000 to two of its directors as a placement fee related to the employment of the Company's former Chief Financial Officer.

      During 2003, the Company paid $25,872 for consulting services received from a company owned by a director.

      At December 31, 2003, a former officer was indebted to the Company for a loan with an aggregate unamortized balance of $14,597. This loan is generally forgivable over a three-year term and for accounting purposes was amortized evenly to expense over the term which ended in April 2004.

      Certain real estate is leased under an operating lease from the former principal shareholder of M.G.R., Inc. d/b/a Air Plus, which the Company acquired on October 5, 2001. Rent under this arrangement was determined by a survey of comparable building rents and totaled $187,000 for each of the years ended December 31, 2004, 2003 and 2002.

      At December 31, 2004, a former principal shareholder of Global Transportation Services, Inc., which the Company acquired on April 4, 2003, was indebted to the Company for a loan amounting to $87,500. The loan is repayable by offset against his portion of the contingent consideration payment to be made in 2006.

(16)  Segment Information

      SFAS No 131, Disclosures About Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on the principal service provided by the business unit. The Company determined that it has two operating segments: the Domestic Services platform, which provides a full range of logistics and transportation services throughout North America, and its International Services platform, which provides international air and ocean logistics services. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in Note 2. Segment information, in which corporate expenses (other than the legal settlement and nonrecurring costs) have been fully allocated to the operating segments, is as follows (in thousands):

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

                                                            Year Ended December 31, 2004
                                             ----------------------------------------------------------------
                                              Domestic        International
                                              Services           Services        Corporate            Total
                                             -----------       -----------      -----------       -----------
      Revenue from external customers        $   145,172       $   221,909      $        --       $   367,081
      Inter-segment revenue                           18               350               --               368
      Revenue from significant customer           46,998                --               --            46,998
      Segment operating income (loss)             (9,879)            4,303               --            (5,576)
      Segment assets                              42,278            76,420            4,248           122,946
      Segment goodwill                            19,641            17,638               --            37,279
      Depreciation and amortization                2,551             1,638               --             4,189
      Capital expenditures                         1,887               716            2,765             5,368

                                                             Year Ended December 31, 2003
                                             ----------------------------------------------------------------
                                              Domestic        International
                                              Services           Services        Corporate            Total
                                             -----------       -----------      -----------       -----------
      Revenue from external customers        $   129,474       $    90,610      $        --       $   220,084
      Inter-segment revenue                           56               124               --               180
      Revenue from significant customer           53,582                 _               --            53,852
      Segment operating income (loss)             (1,465)            4,312           (1,169)            1,678
      Segment assets                              49,780            36,577            3,912            90,269
      Segment goodwill                            19,641            11,868               --            31,509
      Depreciation and amortization                2,259               401               --             2,660
      Capital expenditures                           643               140            3,400             4,183

                                                             Year Ended December 31, 2002
                                             ----------------------------------------------------------------
                                              Domestic        International
                                              Services           Services        Corporate            Total
                                             -----------       -----------      -----------       -----------
      Revenue from external customers        $    78,319       $    44,469      $        --       $   122,788
      Inter-segment revenue                           76                15               --                91
      Revenue from significant customer           40,164                 _               --            40,164
      Segment operating income (loss)             (1,023)            1,770                                747
      Segment assets                              40,682            13,867             (564)           53,985
      Segment goodwill                            13,923             5,208               --            19,131
      Depreciation and amortization                2,036               151               --             2,187
      Capital expenditures                           788               349              676             1,813

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

      The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                                               Year Ended December 31,
                                                       ------------------------------------------
                                                          2004            2003            2002
                                                       ----------      ----------      ----------
      Total revenue:

      United States                                    $  239,389      $  208,591      $  121,111
      Asia                                                116,388           8,003           1,076
      North America (excluding the United States)             220           1,360              55
      Europe                                                6,507           1,287             344
      South America                                         2,605              --              --
      Other                                                 1,972             843             202
                                                       ----------      ----------      ----------
      Total                                            $  367,081      $  220,084      $  122,788
                                                       ==========      ==========      ==========

      The following table presents long-lived assets by geographic area (in thousands):

                                                December 31,
                                           ----------------------
                                             2004          2003
                                           --------      --------
               United States               $  6,797      $  6,737
               Asia                             691           326
               South America                    108            --
                                           --------      --------
                                           $  7,596      $  7,063
                                           ========      ========

Cash on deposit with foreign banks amounted to $6,005,000 at December 31, 2004.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(17)  Quarterly Information (Unaudited)

      The following is a summary of certain unaudited quarterly financial information for fiscal 2004 and 2003:

                                                                      Quarter Ended
                                          ------------------------------------------------------------------------
      2004                                  March 31             June 30          September 30        December 31
      -------------------------------     -------------       -------------       -------------      -------------
      Total revenue                       $  60,224,390       $  86,469,712       $ 109,711,414      $ 110,675,149
      Cost of transportation                 43,472,712          67,404,844          84,638,366         86,842,725
                                          -------------       -------------       -------------      -------------
      Net revenue                         $  16,751,678       $  19,064,868       $  25,073,048      $  23,832,424
                                          =============       =============       =============      =============
      Income (loss) from continuing
       operations                         $  (5,700,446)      $  (1,368,806)      $     105,767      $  (6,054,870)
      Gain (loss) from discontinued
       operations                                    --                                 (50,000)            25,000
                                          -------------       -------------       -------------      -------------
      Net income (loss) attributable
       to common stockholders             $  (5,700,446)      $  (1,368,806)      $      55,767      $  (6,029,870)
                                          =============       =============       =============      =============
      Loss per common share:
        Basic
          Continuing                      $       (0.15)      $       (0.03)      $          --      $       (0.15)
          Discontinued operations                    --                  --                  --                 --
                                          -------------       -------------       -------------      -------------
        Earnings per common share         $       (0.15)      $       (0.03)      $          --      $       (0.15)
                                          =============       =============       =============      =============
        Diluted
          Continuing                      $       (0.15)      $       (0.03)      $          --      $       (0.15)
          Discontinued operations                    --                  --                  --                 --
                                          -------------       -------------       -------------      -------------

        Earnings per common share         $       (0.15)      $       (0.03)      $          --      $       (0.15)
                                          =============       =============       =============      =============

                                                                      Quarter Ended
                                          ------------------------------------------------------------------------
      2003                                  March 31             June 30          September 30        December 31
      -------------------------------     -------------       -------------       -------------      -------------
      Total revenue                       $  38,572,441       $  46,333,989       $  65,507,874      $  69,669,977
      Cost of transportation                 26,634,489          34,392,588          47,554,483         49,524,035
                                          -------------       -------------       -------------      -------------
      Net revenue                         $  11,937,952       $  11,941,401       $  17,953,391      $  20,145,942
                                          =============       =============       =============      =============
      Income (loss) from continuing
       operations                         $  (1,656,934)      $  (1,792,020)      $   1,307,951      $   1,618,431
      Gain (loss) from discontinued
       operations                                    --            (354,991)                 --             91,960
                                          -------------       -------------       -------------      -------------
      Net income (loss) attributable
       to common stockholders             $  (1,656,934)      $  (2,147,011)      $   1,307,951      $   1,710,391
                                          =============       =============       =============      =============

      Earnings (loss) per common
       share:
        Basic
          Continuing operations           $       (0.07)      $       (0.06)      $        0.04      $        0.05
          Discontinued operations                    --               (0.01)                 --                 --
                                          -------------       -------------       -------------      -------------
        Earnings per common share         $       (0.07)      $       (0.07)      $        0.04      $        0.05
                                          =============       =============       =============      =============
        Diluted
          Continuing operations           $       (0.07)      $       (0.06)      $        0.03      $        0.04
          Discontinued operations                    --               (0.01)                 --                 --
                                          -------------       -------------       -------------      -------------
        Earnings per common share         $       (0.07)      $       (0.07)      $        0.03      $        0.04
                                          =============       =============       =============      =============

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(18)  Subsequent Events

      On March 21, 2005, the Company and the former Shaanxi shareholder entered into a financing agreement whereby the amount payable to the former shareholder for 55% of Shaanxi's working capital at the date of the acquisition (approximately $1,900,000) became subject to a note payable due March 31, 2006 with interest at 10% per annum.

      As of March 2, 2005, the Company failed to deliver to the lender a compliance certificate and certain financial statements as of and for the period ended January 31, 2005 as required by its U.S. Facility. On March 28, 2005, the Company obtained a waiver of the breach of these covenants as well as an extension of the term of the agreement from January 31, 2006 to May 31, 2006. The Company incurred a fee of $50,000 in connection with this waiver. The lender also requires the Company to secure additional financing of $5,000,000 by April 30, 2005 or have availability under the U.S. Facility reduced by $250,000 and incur a fee of $100,000. Similar fees and reductions in availability will occur on each of May 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006.
      If the financing is received, the Company will incur fees of $100,000 and availability reductions of $250,000 on each of August 31, 2005, November 30, 2005 and February 28, 2006. In connection with the extension of the term of the loan agreement, the payoff of the leases referred to in Note 8 have been modified from full payment on March 31, 2005 to $438,000 on March 31, 2005 and the remaining balance of $904,000 on April 30, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Stonepath Group, Inc.:

Under date of February 24, 2004, we reported on the consolidated balance sheet of Stonepath Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as of and for the years ended December 31, 2003 and 2002, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG LLP

Philadelphia, Pennsylvania
January 31, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     STONEPATH GROUP, INC. AND SUBSIDIARIES

                                                                 Column C - Additions
                                                             ------------------------------
                                                                                   (2)
                                             Column B -           (1)            Charged
                                             Balance at        Charged to       to other           Column D         Column E -
            Column A -                      beginning of       costs and        accounts -        Deductions-       Balance at
           Description                         period           expenses         describe         describe(a)     end of period
-------------------------------------      ------------      ------------      ------------      ------------     -------------
Allowance for doubtful accounts:
  Year ended December 31, 2004             $  1,055,000      $  1,838,000      $         --      $ (1,340,000)     $  1,553,000
                                           ============      ============      ============      ============      ============

   Year ended December 31, 2003            $    320,000      $    771,000      $         --      $    (36,000)     $  1,055,000
                                           ============      ============      ============      ============      ============

   Year ended December 31, 2002            $    167,000      $    153,000      $         --      $         --      $    320,000
                                           ============      ============      ============      ============      ============

Reserve for excess earn-out payments:

  Year ended December 31, 2004             $  1,270,141      $  3,075,190      $         --      $         --      $  4,345,331
                                           ============      ============      ============      ============      ============

  Year ended December 31, 2003             $         --      $  1,270,141      $         --      $         --      $  1,270,141
                                           ============      ============      ============      ============      ============

(a)   Represents writeoff of uncollectible accounts receivable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on March 31, 2005.

                               STONEPATH GROUP, INC.


                               BY: /s/ Jason Totah
                                   --------------------
                               Jason Totah (Chief Executive Officer)


                               BY: /s/ Thomas L. Scully
                                   --------------------
                               Thomas L. Scully (Chief Financial Officer,
                               Vice President and Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

       SIGNATURE                         TITLE                        DATE

/s/ Dennis L. Pelino             Chairman of the Board           March 31, 2005
--------------------
Dennis L.Pelino

/s/ J. Douglass Coates                 Director                  March 31, 2005
----------------------------
Douglass Coates

/s/ John Springer                      Director                  March 31, 2005
----------------------------
John Springer

/s/ David R. Jones                     Director                  March 31, 2005
----------------------------
David R. Jones

/s/ Aloysius T. Lawn, IV               Director                  March 31, 2005
----------------------------
Aloysius T. Lawn, IV

/s/ Robert McCord                      Director                  March 31, 2005
----------------------------
Robert McCord