Form 10-Q
period 2005-03-31
STONEPATH GROUP INC
filed 2005-05-16
CIK 1093546

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 43,670,968 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at May 6, 2005.


================================================================================

                              STONEPATH GROUP, INC.

                                      INDEX

                                                                                                               PAGE


PART I FINANCIAL INFORMATION......................................................................................1
         ITEM 1. Financial Statements.............................................................................1
                  Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.............................1
                  Consolidated Statements of Operations - Three months ended March 31, 2005 and 2004..............2
                  Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004..............3
                  Notes to Unaudited Consolidated Financial Statements............................................4
         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........13
         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......................................23
         ITEM 4. Controls and Procedures.........................................................................23


PART II OTHER INFORMATION........................................................................................25
         ITEM 1. Legal Proceedings...............................................................................25
         ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................................26
         ITEM 3. Defaults Upon Senior Securities.................................................................26
         ITEM 4. Submission of Matters to a Vote of Security Holders.............................................26
         ITEM 5. Other Information...............................................................................27
         ITEM 6. Exhibits........................................................................................27

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              STONEPATH GROUP, INC.
                           Consolidated Balance Sheets

                                                                        March 31, 2005            December 31, 2004
                                                                        --------------            -----------------
                             Assets                                       (UNAUDITED)
Current assets
  Cash and cash equivalents                                              $   6,021,937                $   2,800,645
  Accounts receivable, net                                                  57,627,822                   64,064,382
  Prepaid expenses and other current assets                                  2,539,605                    2,559,858
                                                                         -------------                -------------
         Total current assets                                               66,189,364                   69,424,885

Goodwill                                                                    38,030,818                   37,278,661
Technology, furniture and equipment, net                                     7,183,825                    7,595,859
Acquired intangibles, net                                                    6,563,967                    7,079,986
Note receivable, related party                                                  87,500                       87,500
Other assets                                                                 1,397,667                    1,479,181
                                                                         -------------                -------------
         Total assets                                                    $ 119,453,141                $ 122,946,072
                                                                         =============                =============

                     Liabilities and Stockholders' Equity
Current liabilities:
  Short-term lines of credit                                             $   5,000,000                $  16,911,700
  Note payable                                                               1,897,539                           --
  Accounts payable                                                          39,699,277                   38,537,750
  Earn-outs payable                                                          2,645,695                    2,645,695
  Accrued payroll and related expenses                                       2,977,217                    3,192,889
  Accrued restructuring costs                                                2,893,376                      741,637
  Capital lease obligation - current portion                                 1,129,774                    1,274,117
  Accrued expenses                                                           5,269,869                    5,627,276
                                                                         -------------                -------------
         Total current liabilities                                          61,512,747                   68,931,064

Long-term debt                                                              12,191,000                           --
Capital lease obligation-net of current portion                                241,840                      236,344
Other long-term liabilities                                                     41,317                    2,064,128
Deferred tax liability                                                       1,830,300                    1,650,900
                                                                         -------------                -------------
         Total liabilities                                                  75,817,204                   72,882,436
                                                                         -------------                -------------
Minority interest                                                            5,364,489                    5,094,336
                                                                         -------------                -------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
     none issued                                                                    --                           --
  Common stock, $.001 par value, 100,000,000 shares authorized;
     issued and outstanding:  43,591,952 and 42,839,795 shares
     at 2005 and 2004, respectively                                             43,592                       42,840
  Additional paid-in capital                                               222,480,203                  221,728,796
  Accumulated deficit                                                     (184,369,991)                (176,806,892)
  Accumulated other comprehensive income                                       131,544                       35,856
  Deferred compensation                                                        (13,900)                     (31,300)
                                                                         -------------                -------------
         Total stockholders' equity                                         38,271,448                   44,969,300
                                                                         -------------                -------------
         Total liabilities and stockholders' equity                      $ 119,453,141                $ 122,946,072
                                                                         =============                =============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                                 Three months ended March 31,
                                                                          -----------------------------------------
                                                                              2005                         2004
                                                                          ------------                 ------------
Total revenue                                                             $ 89,989,605                 $ 60,224,390
Cost of transportation                                                      69,575,287                   43,472,712
                                                                          ------------                 ------------
Net revenue                                                                 20,414,318                   16,751,678

Personnel costs                                                             11,868,964                    9,897,742
Other selling, general and administrative costs                             10,405,812                    8,308,401
Depreciation and amortization                                                1,158,307                      850,836
Restructuring charges                                                        3,341,547                           --
                                                                          ------------                 ------------
Loss from operations                                                        (6,360,312)                  (2,305,301)

Other income (expense):
   Provision for excess earn-out payments                                           --                   (3,075,190)
   Interest expense                                                           (438,163)                     (35,739)
   Other income (expense), net                                                  41,407                      (15,508)
                                                                          ------------                 ------------
Loss before income tax expense and minority interest                        (6,757,068)                  (5,431,738)
Income tax expense                                                             535,878                      199,100
                                                                          ------------                 ------------
Loss before minority interest                                               (7,292,946)                  (5,630,838)
Minority interest                                                              270,153                       69,608
                                                                          ------------                 ------------
Net loss                                                                  $ (7,563,099)                $ (5,700,446)
                                                                          ============                 ============
Basic and diluted loss per common share                                   $      (0.17)                $      (0.15)
                                                                          ============                 ============
Basic and diluted weighted average common shares outstanding                43,266,017                   38,385,489
                                                                          ============                 ============

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                             Three months ended March 31,
                                                                              2005                 2004
                                                                          ------------         ------------
Cash flow from operating activities:
Net loss                                                                  $ (7,563,099)        $ (5,700,446)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Deferred income taxes                                                        179,400              121,000
  Depreciation and amortization                                              1,158,307              850,836
  Stock-based compensation                                                      17,400               21,174
  Minority interest in income of subsidiaries                                  270,153               69,608
  Loss (gain) on disposal of technology, furniture and
     equipment                                                                 (44,467)              10,450
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                        6,436,563            4,997,308
  Other assets                                                                  (7,502)              17,686
  Accounts payable and accrued expenses                                      2,685,079           (3,246,478)
                                                                          ------------         ------------
         Net cash provided by (used) in operating activities                 3,131,834           (2,858,862)
                                                                          ------------         ------------
Cash flows from investing activities:
  Purchases of technology, furniture and equipment                            (124,692)          (1,081,720)
  Proceeds from sales of technology, furniture and
     equipment                                                                  48,622                   --
  Acquisition of business, net of cash acquired                                     --           (2,334,012)
  Payment of earn-out                                                               --           (2,390,796)
  Loans made                                                                        --              (75,000)
                                                                          ------------         ------------
         Net cash used in investing activities                                 (76,070)          (5,881,528)
                                                                          ------------         ------------
Cash flows from financing activities:
  Proceeds from line of credit, net                                            279,300            8,623,305
  Proceeds from issuance of common stock upon exercise of
     options and warrants                                                           --            1,237,357
  Principal payments on capital lease                                         (209,460)            (175,382)
                                                                          ------------         ------------
         Net cash provided by financing activities                              69,840            9,685,280
                                                                          ------------         ------------
  Effect of foreign currency translation                                        95,688               35,743
                                                                          ------------         ------------
         Net increase in cash and cash equivalents                           3,221,292              980,633
Cash and cash equivalents at beginning of period                             2,800,645            3,074,151
                                                                          ------------         ------------
Cash and cash equivalents at end of period                                $  6,021,937         $  4,054,784
                                                                          ============         ============

Cash paid for interest                                                    $    484,277         $     45,256
                                                                          ============         ============
Cash paid for income taxes                                                $      8,287         $     51,261
                                                                          ============         ============
Supplemental disclosure of non-cash investing and
   financing activities:
Issuance of common stock in connection with acquisitions                  $    752,157         $         --
  Increase in technology, furniture and equipment and
     capital lease obligation                                                       --              390,754
  Increase in common stock from conversion of Series D
     preferred stock                                                                --                  117

          See accompanying notes to consolidated financial statements.

                              STONEPATH GROUP, INC.
                   Notes to Consolidated Financial Statements
                           March 31, 2005 (Unaudited)

(1)      Nature of Operations and Basis of Presentation

         Stonepath Group, Inc. and subsidiaries (the "Company") is a non-asset based third-party logistics services company providing supply chain solutions on a global basis. A full range of time-definite transportation and distribution solutions is offered through the Company's Domestic Services platform, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. These services are offered through the Company's domestic air and ground freight forwarding business. A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company's International Services platform. In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management. The Company services a customer base of manufacturers, distributors and national retail chains through a network of owned offices in North America and Puerto Rico, strategic locations in Asia, Brazil and Europe, and service partners strategically located around the world.

         The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

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

(2)      Restructuring Charges

         In November 2004, the Company commenced a restructuring program, engineered to accelerate the integration of its businesses and improve the Company's overall profitability. The Company will consolidate its corporate headquarters and the domestic and international divisional headquarters into one central management facility in Seattle, Washington. This streamlining will eliminate unnecessary duplication of efforts as well as provide a much more cohesive day-to-day management coordination capability and improved internal controls. In addition, the restructuring initiative includes the rationalization of technology systems, personnel and facilities throughout the U.S. In connection with this plan, the Company recorded pre-tax restructuring charges of $3,341,547 for the three-month period ended March 31, 2005. The pre-tax restructuring charges are composed of:

                     LIABILITY BALANCE,    RESTRUCTURING        NON-CASH        CASH PAYMENTS     LIABILITY BALANCE,
                      JANUARY 1, 2005         CHARGES            CHARGES                            MARCH 31, 2005
                     -----------------    ---------------    ---------------    --------------    -------------------

     Personnel         $      666,408     $      627,361     $           --     $    (414,668)    $          879,101
     Lease terminations:
       Building                75,229          2,146,187                 --          (207,141)             2,014,275
       Equipment                   --            567,999                 --          (567,999)                    --
                      ----------------    ---------------    ---------------    --------------    -------------------
                       $      741,637     $    3,341,547     $           --     $  (1,189,808)    $        2,893,376
                      ================    ===============    ===============    ==============    ===================

         The personnel charges relate to contractual obligations incurred in 2005 with certain former executives of International Services. The lease terminations relate to vacating certain Domestic facilities and abandonment of equipment in 2005. All restructuring charges will result in cash payments in future periods through 2008. The Company expects to complete its restructuring activities by the end of the second quarter of 2005 and anticipates that additional costs of approximately $500,000 will be incurred for personnel terminations and facility closing costs.

(3)      Stock-Based Compensation

         As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount the grantee must pay to acquire the stock. The Company accounts for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The table below illustrates the effect on net loss attributable to common stockholders and loss per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123.

                                                                              Three months ended March 31,
                                                                          ---------------------------------
                                                                              2005                 2004
                                                                          ------------         ------------
Net loss:
As reported                                                               $ (7,563,099)        $ (5,700,446)
Add:  stock-based employee compensation expense included in
     reported net loss                                                              --               21,174
Deduct:  total stock-based compensation expense determined under
     fair value method for all awards                                         (355,651)          (2,154,238)
                                                                          ------------         ------------
Pro forma net loss                                                        $ (7,918,750)        $ (7,833,510)
                                                                          ============         ============
Basic and diluted loss per common share:
  As reported                                                             $      (0.17)        $      (0.15)
  Pro forma                                                                      (0.18)               (0.20)

(4)      Acquisitions

         On February 9, 2004, the Company acquired, through its indirect wholly-owned subsidiary, Stonepath Holdings (Hong Kong) Limited, a 55% interest in Shaanxi Sunshine Cargo Services International Co., Ltd. ("Shaanxi"). Shaanxi is a Class A licensed freight forwarder headquartered in Shanghai, PRC and provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution, shipping services and special freight handling. As consideration for the purchase, which was effective as of March 1, 2004, the Company paid $3,500,000 in cash, financed through its revolving credit agreement, and 630,915 shares of the Company's common stock which had a value of $2,000,000 on the date of the transaction. The common shares issued in the transaction were subject to a one-year restriction on sale and were subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4,000,000 (on an annualized basis). Also, if the trading price of the Company's common stock was less than $3.17 per share at the end of the one-year restriction, the Company could issue up to 169,085 additional shares to the seller. Because the common shares issued in connection with this transaction were subject to forfeiture, they were accounted for as contingent consideration. Based upon the actual pre-tax income through December 31, 2004, the seller forfeited 37,731 shares of common stock. As provided for in the purchase agreement, the amount of $119,608, which represents the original fair value of the forfeited shares at the date of acquisition, will be added ratably to the future earn-outs. Because the quoted market price of the Company's common stock was less than $3.17 on February 9, 2005, the Company issued 158,973 additional shares of its common stock. As of February 9, 2005, the Company had issued 752,157 shares of its common stock in connection with this transaction. The Company recorded additional goodwill amounting to $752,157 in the first quarter of 2005. The seller may receive additional consideration of up to $5,619,608 under an earn-out arrangement payable at the rate of $1,100,000 in the first year and $1,129,902 per year over the next four years based on the future financial performance of Shaanxi.

         In addition, the Company agreed to pay the seller 55% of Shaanxi's accounts receivable balances, net of assumed liabilities (the "Effective Date Net Accounts Receivable"), existing on the date of acquisition realized in cash within 180 days following the acquisition with a targeted distribution date in August 2004. Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date from August 2004 to an initial payment of $1,045,000 on or before November 15, 2004, and the final payment of $868,000 on or before March 31, 2005. The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from being due when collected to March 31, 2005. On March 21, 2005, the Company and the seller entered into a financing arrangement whereby the amount due on March 31, 2005 was extended to March 31, 2006 through the execution of a note between the seller and the Company with interest at 10% per annum. Due to this financing arrangement, the balance due to the seller amounting to $1,897,539 is included in other long-term liabilities in the consolidated balance sheet at December 31, 2004.

         The acquisition, which significantly enhances the Company's presence in the region, was accounted for as a purchase and accordingly, the results of operations and cash flows of Shaanxi have been included in the Company's consolidated financial statements prospectively from the date of acquisition. Because the Company consolidates its foreign subsidiaries on a one-month lag, such information has been reflected in the consolidated statement of operations effective for periods subsequent to April 1, 2004. The total purchase price, including acquisition expenses of $269,000, was $7,402,000. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed at March 1, 2004 (in thousands):

                        Current assets                          $ 15,090
                        Furniture and equipment                      157
                        Goodwill                                   2,913
                        Other intangible assets                    1,453
                                                                --------
                                 Total assets acquired            19,613
                        Current liabilities assumed               (9,727)
                        Minority interest                         (2,484)
                                                                --------
                                 Net assets acquired            $  7,402
                                                                ========

         The acquired intangible assets have a weighted average life of 6.6 years. The intangible assets include a customer related intangible of $1,112,100 with a 7.1 year life and a covenant-not-to-compete of $341,000 with a five year life. The $2,913,300 of goodwill was assigned to the Company's International Services business unit and is not deductible for income tax purposes.

         The following unaudited pro forma information for the three months ended March 31, 2004 is presented as if the acquisition of Shaanxi had occurred on December 1, 2003, using the one month lag consolidation policy (in thousands, except earnings per share):

                                                            March 31, 2004
                                                            --------------

               Revenue                                         $ 80,221
               Net loss                                          (5,136)
               Loss per share:
                   Basic and diluted                           $  (0.13)

(5)      Revolving Credit Facilities

         At March 31, 2005, the Company maintained a $25,000,000 revolving credit facility (the "U.S. Facility") collateralized by the accounts receivable and the other assets of the Company and its subsidiaries. The maximum availability under the U.S. Facility was $22,500,000. The U.S. Facility established certain EBITDA targets for the Company and defined segments, fixed the interest rate at the lender's prime rate plus 200 basis points and precluded further acquisitions, among other provisions. As of March 2, 2005, the Company failed to deliver to the lender a compliance certificate and certain financial statements as of and for the period ended January 31, 2005 as required by the U.S. Facility. On March 30, 2005, the Company obtained a waiver of the breach of these covenants as well as an extension of the term of the agreement from January 21, 2006 to May 31, 2006. The Company incurred a fee of $50,000 in connection with this waiver. At March 31, 2005, the outstanding balance on the U.S. Facility was $12,191,000; based on available collateral and an outstanding $150,000 letter of credit, there was an additional $2,923,000 available for borrowing under the U.S. Facility.

         On April 5, 2006, the Company amended the U.S. Facility. The amendment, which is more fully discussed in Note 11, assigned the interests in the U.S. Facility to a new lender in addition to making changes to other key terms, including restrictive covenants. Advances under the agreement may be used to fund capital expenditures, working capital requirements and earn-out payments from previous acquisitions. The agreement prohibits the use of proceeds to fund new acquisitions. The amended agreement, which expires May 31, 2007, bears interest at Libor plus 800 basis points and carries a commitment fee on the unused portion of the facility of 1.0% per annum. The agreement provides for maximum borrowings of $25,000,000 although such borrowings are limited by the amount of eligible receivables. On May 12, 2005, the Company further amended the agreement to revise certain EBIDTA calculations commencing with the three-month period ended March 31, 2005. As a result of this amendment, the Company was in compliance with all applicable covenants as of March 31, 2005.

         In October, 2004, a subsidiary of the Company, Stonepath Holdings (Hong
         Kong) Limited ("Asia Holdings") entered into a Term Credit Agreement with Hong Kong Central League Credit Union (the "Lender") and SBI Advisors, LLC, as agent for the Lender. The Term Credit Agreement provides Asia Holdings with the right to borrow an initial amount of $3,000,000 and up to an additional $7,000,000 upon the satisfaction of certain conditions. Asia Holdings borrowed $3,000,000 on November 4, 2004; such borrowings are secured by floating charges on the foreign accounts receivable of three of its subsidiaries, Planet Logistics Express (Singapore) Pte. Ltd., G-Link Express (Singapore) Pte. Ltd., and Stonepath Logistics (Hong Kong) Limited. An additional $2,000,000 was borrowed on an unsecured basis on February 16, 2005. There is no assurance that the remaining $5,000,000 will be available to Asia Holdings under the Term Credit Agreement. All borrowings under the Term Credit Agreement bear interest at an annual rate of 15% and must be repaid on or before November 4, 2005. The obligation to repay the borrowings under the Term Credit Agreement may be accelerated by the Lender upon the occurrence of events of default customary for loan transactions. Stonepath Group, Inc. has guaranteed the obligations of Asia Holdings under the Term Credit Agreement. The outstanding balance on the Term Credit Agreement was $5,000,000 at March 31, 2005.

(6)      Commitments and Contingencies

         The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company's shares between March 29, 2002 and September 20, 2004, and alleges claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Company and the individual defendants believe that this action is without merit, have filed a motion to dismiss this action and intend to vigorously defend against the claims raised in this action.

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

         The Company is not able to predict the outcome of any of the foregoing actions at this time, since each action is in an early stage. An adverse determination in any of those actions could have a material and adverse effect on the Company's financial position, results of operations and/or cash flows.

         The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

(7)      Stockholders' Equity

         In connection with the Shaanxi acquisition, as of February 9, 2005 the Company had issued 752,157 shares of its common stock. Because the ultimate number issued shares in connection with the transaction were contingent on the financial performance of Shaanxi through December 31, 2004, and the trading price of the Company's common stock on February 9, 2005, such shares were not reflected as outstanding securities in the accompanying consolidated financial statements for periods prior to February 9, 2005.

         During the three-month period ended March 31, 2004, holders converted 117,000 shares of the Company's Series D Preferred Stock into 1,170,000 shares of the Company's common stock.

(8)      Loss per Share

         Basic loss per common share and diluted loss per common share are presented in accordance with SFAS No. 128, "Earnings per Share." Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company's preferred stock, if dilutive. For the three-month period ended March 31, 2005 and 2004, all stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total number of such shares excluded from diluted loss per common share are 8,381,876 and 10,821,405 at March 31, 2005 and 2004, respectively.

         Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition were subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004. Accordingly, such shares have been excluded from the calculation of basic and diluted loss per common share for the three-month period ended March 31, 2004.

(9)      Income Taxes

         The components of income tax expense consist of the following:

                                     Three months ended March 31,
                                     ----------------------------
                                        2005              2004
                                     ----------        ----------
                 U.S. federal        $  155,400        $  105,100
                 State                   24,000            26,900
                 Foreign                356,478            67,100
                                     ----------        ----------
                                     $  535,878        $  199,100
                                     ==========        ==========

         The Company has accumulated net operating losses (NOLs). Due to the uncertainty surrounding the realization of the NOLs, the Company has placed a valuation allowance on its deferred tax assets. Income tax expense for the three-month periods ended March 31, 2005 and 2004 resulted primarily from non-U.S.-based earnings, state income taxes and deferred income taxes arising from the amortization of goodwill for income tax purposes.

(10)     Segment Information

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in our Annual Report on Form 10-K for the year ended December 31, 2004. Segment information, in which corporate expenses have been fully allocated to the operating segments, is as follows (in thousands):

                                                              Three months ended March 31, 2005
                                               -------------------------------------------------------------------
                                               Domestic         International
                                               Services           Services            Corporate            Total
                                               --------         -------------         ---------          ---------
Revenue from external customers                $ 32,408              $ 57,582           $    --          $  89,990
Intersegment revenue                                  4                    66                                   70
Revenue from significant customer                 7,216                    --                --              7,216
Segment operating loss                           (5,927)                 (433)               --             (6,360)

Segment assets                                   42,447                73,971             3,035            119,453
Segment goodwill                                 19,641                18,390                --             38,031
Depreciation and amortization                       660                   498                --              1,158
Capital additions                                    41                    58                26                125


                                                              Three months ended March 31, 2004
                                               -------------------------------------------------------------------
                                               Domestic         International
                                               Services           Services             Corporate           Total
                                               --------         -------------          ---------         ---------
Revenue from external customers                $ 34,695              $ 25,529           $    --          $  60,224
Intersegment revenue                                  8                    12                --                 20
Revenue from significant customer                11,761                    --                --             11,761
Segment operating income (loss)                  (2,563)                  258                --             (2,305)

Segment assets                                   42,948                57,059             4,808            104,815
Segment goodwill                                 19,551                12,366                --             31,917
Depreciation and amortization                       658                   193                --                851
Capital additions                                   414                   127               931              1,472

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

                                                  Three months ended March 31,
                                                  ----------------------------
                                                     2005              2004
                                                  ----------        ----------
         Total revenue:

         United States                            $   56,431        $   52,936
         Asia                                         30,176             6,071
         North America (excluding the
             United States)                              164               124
         Europe                                        1,466               668
         South America                                 1,230                --
         Other                                           523               425
                                                  ----------        ----------
         Total                                    $   89,990        $   60,224
                                                  ==========        ==========

         The following table presents long-lived assets by geographic area (in thousands):

                                                        March 31,
                                                -----------------------
                                                  2005            2004
                                                -------         -------
                 United States                  $ 6,396         $ 7,893
                 Asia                               682             401
                 South America                      106              --
                                                -------         -------
                 Total long-lived assets        $ 7,184         $ 8,294
                                                =======         =======

(11)     Subsequent Events

         Effective April 6, 2005, the Company amended its revolving credit facility with LaSalle Business Credit, LLC ("LaSalle") by assigning LaSalle's interests in the facility to Zohar II 2005-1, a firm affiliated with Patriarch Partners, LLC. In addition to the assignment, the agreement was amended to, among other things:

         o  Extend the termination date of the facility to May 31, 2007

         o Eliminate certain reserves against the amounts available and increase the borrowing base for accounts receivable of certain Company subsidiaries.

         o  Permit immediate earn-out payments of up to $2,000,000.

         o  Increase the interest rate to LIBOR plus 800 basis points.

         o Require that any funds received in an equity offering be applied to reduce the amount of indebtedness under the facility.

         o Revise restrictive financial covenants regarding certain EBITDA calculations.

         The amendment leaves in place restrictions on further acquisitions.

         On May 12, 2005, the Company further amended its revolving credit agreement with Zohar II 2005-1. The agreement was amended to revise certain financial covenants regarding certain EBITDA calculations, including EBITDA calculations for the three-month period ended March 31, 2005.

         On April 28, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of unvested stock options having an exercise price of more than $0.92 per share granted under the Company's stock option plan. As a result of this action, options to purchase 1,931,244 shares of common stock became immediately exercisable, representing approximately 17.2% of total outstanding options. Because the accelerated options had exercise prices in excess of the current market value of the Company's common stock, they were not fully achieving their original objectives of incentive compensation and employee retention. The Company expects the acceleration to have a positive effect on employee morale, retention, and perception of option value. The acceleration is also intended to eliminate future compensation expense the Company would otherwise have to recognize in its income statement with respect to the accelerated options once SFAS No. 123, as revised, "Share-Based Payment", becomes effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to sustain an annual growth rate in revenue consistent with recent results, (ii) our ability to achieve our targeted operating margins, (iii) our ability to complete our restructuring efforts within the costs we now expect, (iv) our ability to realize the planned benefits from our restructuring efforts, (v) our dependence on certain large customers,
(vi) our dependence upon certain key personnel, (vii) an unexpected adverse result in any legal proceeding, (viii) competition in the freight forwarding, logistics and supply chain management industry, (ix) the impact of current and future laws affecting the Company's operations, (x) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve, (xi) regional disruptions in transportation, and (xii) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time-definite transportation and distribution solutions through the Domestic Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We also offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through our International Services platform. In addition to these core services, we provide a broad range of value-added supply chain management services, including warehousing, order fulfillment and inventory management solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 24 major metropolitan areas in North America, Puerto Rico, 13 locations in Asia, six locations in Brazil and one location in Europe, as well as an extensive network of independent carriers and service partners strategically located around the world.

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

We have completed, to date, the acquisition of 16 logistics companies and are currently working to improve profitability by further consolidating and rationalizing our facilities and personnel within the U.S. Because of provisions contained in our current domestic revolving credit facility, we are presently precluded from making additional acquisitions. If and when our acquisition program is resumed, we do not expect it to continue at its historic pace because of our desire to optimize and fully integrate new acquisitions into our existing facilities, personnel and services.

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

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our consolidated financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the dates of acquisition. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, as such, our first quarter will include results from our offshore operations for the period December 1 through February 28. As a result of the one-month lag, the operating results of Shaanxi were first reflected in our consolidated financial statements beginning in April 2004.

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


CRITICAL ACCOUNTING POLICIES

Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2004 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since December 31, 2004, there have been no material changes to our critical accounting policies.


RESULTS OF OPERATIONS

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

The following table summarizes our total revenue, net transportation and other revenue (in thousands):

                                                                  Quarter ended March 31,
                                             -----------------------------------------------------------------
                                                                                            Change
                                                                                  ----------------------------
                                               2005              2004              Amount           Percentage
                                             --------          --------           --------          ----------
Total revenue                                $ 89,990          $ 60,224           $ 29,766             49.4%
                                             ========          ========           ========
Transportation revenue                       $ 83,672          $ 55,045             28,627             52.0
Cost of transportation                         69,575            43,472             26,103             60.0
                                             --------          --------           --------
Net transportation revenue                     14,097            11,573              2,524             21.8
   Net transportation margin                    16.8%             21.0%


Customs brokerage                               2,142             2,679               (537)           (20.0)
Warehousing and other value added services      4,175             2,500              1,675             67.0
                                             --------          --------           --------
         Total net revenue                   $ 20,414          $ 16,752           $  3,662             21.9%
                                             ========          ========           ========
   Net revenue margin                           22.7%             27.8%
                                             ========          ========

Total revenue was $90.0 million in the first quarter of 2005, an increase of 49.4% over total revenue of $60.2 million in the first quarter of 2004. $6.5 million or 21.8% of the increase in total revenue was attributable to same store growth with $23.3 million or 78.2% of the increase in total revenue attributable to acquisitions. The Domestic Services platform recorded $32.4 million in total revenue for the first quarter of 2005, a decline of 6.6% compared to $34.7 million in same period in 2004. There were no domestic acquisitions in 2004 or 2005 effecting the comparability of this platform's results. The decline in Domestic Services total revenue was due to lower automotive related business caused by the difficult economic conditions of domestic automobile manufacturers and reduced volume from a major customer. The decline in revenue from this major customer, which was approximately $4.6 million less in the first quarter of 2005 than was recorded in the first quarter of 2004, resulted from the customer selling a line of business we serviced and realigning a distribution program to an in-house operation. The International Services platform recognized $57.6 million in total revenue for the first quarter of 2005, a year over year improvement of $32.1 million or 126.2%, with $8.8 million of the increase coming from same store growth and the remaining $23.3 million improvement attributed to acquisitions.

Net transportation revenue was $14.1 million in the first quarter of 2005, an increase of 21.8% over net transportation revenue of $11.6 million in the first quarter of 2004. $0.2 million, or 7.1% of the increase in net transportation revenue, was attributable to same store growth with $2.3 million, or 92.9% of the increase, attributable to acquisitions. The Domestic Services platform recorded $7.3 million in net transportation revenue for the first quarter of 2005, a decrease of $1.1 million or 13.2% over the same prior year period. The International Services platform recognized $6.8 million in net transportation revenue for the first quarter of 2005, a year over year improvement of $3.6 million or 102.6%, with $1.3 million of the increase resulting from same store growth and the remaining $2.3 million improvement attributed to acquisitions.

Net transportation margins decreased to 16.8% for the first quarter of 2005 from 21.0% for the first quarter of 2004. For the first quarter of 2005, net transportation margins for the Domestic Services platform declined to 25.1% from 25.7% in the same period in 2004. For the International Services platform, net transportation margins declined to 12.5% from 14.2% driven primarily by the mix of lower margin business acquired with the Shaanxi transaction.

Net revenue was $20.4 million in the first quarter of 2005, an increase of 21.9% over net revenue of $16.8 million in the first quarter of 2004. $1.3 million, or 36.0% of the increase in net revenue, was attributable to same store growth, with $2.3 million, or 64.0% of the increase, attributable to acquisitions. The Domestic Services platform delivered $10.7 million in net revenue for the first quarter of 2005, a 1.6% increase over the $10.6 million in net revenue recorded in the first quarter of 2004. The International Services platform delivered $9.6 million in net revenue for the first quarter of 2005, a year over year improvement of $3.5 million or 56.8%, with $1.1 million of the increase resulting from same store growth and the remaining $2.4 million improvement attributed to acquisitions.

Net revenue margins decreased to 22.7% for the first quarter of 2005 compared to 27.8% for the same prior in the year period. Net revenue margins for Domestic Services improved to 33.3% from 30.5%. For the International Services platform, net transportation margins declined to 16.7% from 24.1% driven primarily by the mix of lower margin business acquired with the Shaanxi transaction.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

                                                    Quarter ended March 31,
                                                    -----------------------
                                                2005                         2004                       Change
                                                ----                         ----                       ------
                                        Amount        Percent        Amount        Percent        Amount       Percent
                                        ------        -------        ------        -------        ------       -------
Net revenue                            $ 20,414        100%         $ 16,752        100.0%        $ 3,662        21.9%
                                       --------        ------       --------        ------        -------
Personnel costs                          11,869         58.1           9,898         59.1           1,971        19.9
Other selling, general and
   administrative                        10,406         51.0           8,308         49.6           2,098        25.3
Depreciation and amortization             1,158          5.7             851          5.1             307        36.1
Restructuring charges                     3,341         16.4              --         --             3,341        NM
                                       --------        ------       --------        ------        -------
Total operating costs                    26,774        131.2          19,057        113.8           7,717        40.5
                                       --------        ------       --------        ------        -------
Loss from operations                     (6,360)       (31.2)         (2,305)       (13.8)         (4,055)     (175.9)
Provision for excess earn-out
   payments                                  --         --            (3,075)       (18.4)          3,075        NM
Other income (expense), net                (397)        (1.9)            (52)        (0.2)           (345)       NM
                                       --------        ------       --------        ------        -------
Loss before income tax expense
   and minority interest                 (6,757)       (33.1)         (5,432)       (32.4)         (1,325)      (24.4)
Income tax expense                          536          2.6             199          1.2             337       169.3
                                       --------        ------       --------        ------        -------
Loss before minority interest            (7,293)       (35.7)         (5,631)       (33.6)         (1,662)      (29.5)
Minority interest                           270          1.3              69          0.4             201       291.3
                                       --------        ------       --------        ------        -------
Net loss                               $ (7,563)       (37.0)%      $ (5,700)       (34.0)%       $(1,863)      (32.7)%
                                       ========        ======       ========        ======        =======

Personnel costs were $11.9 million for the first quarter of 2005, an increase of 19.9% over $9.9 million recorded in the first quarter of 2004. $0.9 million or 43.6% of the increase in personnel costs is attributable to incremental costs assumed as part of our acquisition program with $1.1 million or 56.4% of the increase attributable to increased costs in the base business. Personnel costs as a percentage of net revenue decreased to 58.1% in the first quarter of 2005 from 59.1% in the first quarter of 2004. Compared to March 31, 2004, headcount increased by 4.0% or 44 employees to a total of 1,142. Headcount has decreased by 27 employees since December 31, 2004.

Other selling, general and administrative costs were $10.4 million for the first quarter of 2005, an increase of 25.3% over $8.3 million for the first quarter of 2004. $0.6 million or 37.0% of the increase is attributable to incremental costs assumed as part of our acquisition program with $1.3 million or 63.0% of the increase attributable to increased costs of the base business. As a percentage of net revenue, other selling, general and administrative costs increased to 51.0% in the first quarter of 2005 from 49.6% in the first quarter of 2004. This increase is primarily due to higher legal, technology and Sarbanes-Oxley and audit related expenses.

Depreciation and amortization was $1.1 million in the first quarter of 2005, an increase of 36.1% over $0.9 million in the first quarter of 2004. Depreciation and amortization as a percentage of net revenue increased to 5.7% in the first quarter of 2005 from 5.1% in the first quarter of 2004. The increase is due to higher depreciation from technology and equipment assets acquired since the first quarter of 2004 and increases in intangible asset amortization resulting from the Shaanxi acquisition.

Restructuring costs were $3.3 million in the first quarter of 2005 and are comprised of $0.6 million of personnel costs and $2.7 million of primarily facility lease and equipment costs. These costs were incurred in connection with management's previously announced restructuring initiative, which includes the rationalization of facilities and personnel in the U.S.

As a result of the matters above, loss from operations was $6.4 million in the first quarter of 2005, as compared to $2.3 million for the first quarter of 2004. Loss from operations as a percentage of net revenue was 31.2% for the first quarter of 2005 compared to 13.8% for the first quarter of 2004. The loss from operations was negatively effected by the level of restructuring charges and higher legal and accounting related costs. A significant portion of these costs were nonrecurring in nature and are not expected to be as significant in future periods.

The provision for excess earn-out payments recorded in the first quarter of 2004 represented a valuation adjustment for amounts paid to former shareholders of acquired companies that, as a result of the restatement of our financial performance for 2003, was in excess of the amount that would have been paid out based upon the restated financial results for 2003. Due to differing interpretations, by the Company and the selling shareholders, of the earn-out provisions of the purchase agreements, the Company determined that the resulting receivable from the former shareholders should be fully reserved. If in the future, excess amounts paid are recovered, those proceeds would be reflected as other income in the Company's consolidated statement of operations.

The Company has accumulated U.S. federal net operating losses (NOLs). A portion of tax expense during the three months ended March 31, 2005 resulted from increased earnings from overseas operations. The foreign income tax provision amounted to 66.5% of the consolidated income tax provisions and the balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes. At December 31, 2004, the Company had a net operating loss for U.S. federal income taxes of approximately $47.0 million.

Net loss was $7.6 million in the first quarter of 2005, compared to a net loss of $5.7 million in the first quarter of 2004. Basic and diluted loss per common share was $0.17 for the first quarter of 2005 compared to a net loss of $0.15 per basic and diluted common share for the first quarter of 2004.

FINANCIAL OUTLOOK

We believe that gross revenues will be approximately $400 million in 2005. Due to a number of factors, including the financial performance of our Domestic Services operations, the Company's continued restructuring of its operations to realize synergies as part of the Company's overall acquisition strategy and future efforts to realize efficiencies from a newly developed operating system, we are not able to provide guidance at this time about expected future operating performance beyond gross revenues.

LIQUIDITY AND CAPITAL RESOURCES

As we approach the next stage of our development, we need to augment our capital structure by obtaining additional capital from other sources and assess the benefits and potential of replacing or further modifying our revolving credit facilities to provide enhanced flexibility. Additional forms of capital could take the form of subordinated debt, convertible preferred stock and/or common stock, among others. Such enhancements to our capital structure would permit continued expansion. There is no assurance we can raise additional capital from other sources or modify our credit facilities with terms that are favorable to us.

Cash and cash equivalents totaled $6.0 million and $2.8 million as of March 31, 2005 and December 31, 2004, respectively. Working capital was $4.4 million at March 31, 2005 compared to $0.5 million at December 31, 2004. The increase in working capital was primarily due to a change in classification of borrowings under our amended revolving credit agreement from a current obligation to long-term.

Net cash provided by operating activities was $3.1 million for the first quarter of 2005 compared to cash used of $2.9 million in the first quarter of 2004.
The change was driven principally by increases in receivable collections and increases in current payables.

Net cash used in investing activities during the first quarter of 2005 was $0.1 million compared to $5.9 million in the first quarter of 2004. Investing activities in 2004 were driven principally by cash paid in connection with the Shaanxi acquisition and approximately $2.4 million in earn-out payments made in relation to 2003 performance targets.

Net cash provided by financing activities during the first quarter of 2005 was approximately $70,000 compared to $9.7 million in the first quarter of 2004. Financing activities in 2004 consisted of $8.6 million in proceeds from the Company's line of credit and $1.2 million from the issuance of common stock upon the exercises of options and warrants, offset by principal payments of $0.2 million for a capital lease.

We may receive proceeds in the future from the exercise of outstanding options and warrants. The proceeds ultimately received upon exercise, if any, are dependent on a number of factors, including the trading price of our common stock in relation to the exercise price. As of March 31, 2005, the number of shares issuable upon exercise of our options and warrants were as follows:

                                                       Number of shares    Proceeds if exercised
                                                       ----------------    ---------------------
Options outstanding under our stock option plan            10,576,283             $16,950,424
Non-plan options                                              615,200               2,026,750
Warrants                                                    1,957,784               4,417,794
                                                           ----------             -----------
Total                                                      13,149,267             $23,394,968
                                                           ==========             ===========

We have a revolving credit agreement, which was amended in April and May 2005 and is collateralized by certain U.S. accounts receivable and other assets of the Company and its subsidiaries. The amended agreement assigned the interests to a new lender in addition to making changes to other key terms, including modifications to restrictive covenants. Advances under the agreement may be used to fund capital expenditures, working capital requirements and earn-out payments from previous acquisitions. The agreement prohibits the use of proceeds to fund new acquisitions. The amended agreement, which expires May 31, 2007, bears interest at Libor plus 800 basis points and carries a commitment fee on the unused portion of the facility of 1.0% per annum. The agreement provides for maximum borrowings of $25,000,000 although such borrowings are limited by the amount of eligible receivables. As of March 31, 2005, amounts outstanding were $12,191,000 and an additional $2,923,000 was available based on the level of eligible receivables. The amended agreement contains certain financial covenants regarding the maintenance of certain specified levels of EBITDA commencing with the quarter ended March 31, 2005. As a result of the May 2005 amendment, the Company was in compliance with all applicable covenants as of March 31, 2005.

Stonepath Holdings (Hong Kong) Limited ("Asia Holdings"), a subsidiary of the Company, has a $10.0 million term credit facility with Hong Kong League Central Credit Union (the "Asia Facility") collateralized by the accounts receivable of the Company's Hong Kong and Singapore operations and an unsecured subordinated guarantee from Stonepath Group, Inc. The Asia Facility expires in October 2005 and carries an interest rate of 15% for amounts outstanding thereunder. As of March 31, 2005, Asia Holdings borrowed $5.0 million under this facility. There is no assurance the remaining $5,000,000 will be available in the future. We are currently developing strategies to address the liquidity requirements that result from the expiration of this facility.

Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $5.0 million or more.

On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The transaction was valued at up to $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of up to $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon increased costs of purchased transportation as a result of the restatement and the Company's interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 is $8.1 million compared to the previously calculated amount of $12.7 million. As a result, the Company believes that it has paid approximately $3.9 million to selling shareholders in excess of amounts that should have been paid. As a consequence of these restatements, the amounts paid in 2003 and 2004 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. At March 31, 2005 the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved for because of differing interpretations, by the Company and selling shareholders, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payments.

On April 4, 2002, we acquired Stonepath Logistics International Services, Inc. ("SLIS") (f/k/a Global Transportation Services, Inc.), a Seattle-based privately held company that provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former Global shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former Global shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target ("SLIS' tier-two earn-out"). Under SLIS' tier-two earn-out, the former Global shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2004 performance, the former Global shareholders received $1.0 million in April 2005. On a cumulative basis, SLIS has generated $13.5 million in adjusted earnings, providing its former shareholders with a total of $2.8 million in cash earn-out payments and excess earnings of $8.0 million to carryforward and apply to future earnings targets.

On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time-definite service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target ("United American's tier-two earn-out"). Under United American's tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon restated financial results, the Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders. At March 31, 2005, the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved for because of differing interpretations, by the Company and the selling shareholders, of the earn-out provisions of the purchase agreement. However, the Company has sought the refund of such excess payment in litigation with the selling shareholder.

On June 20, 2003, through our indirect wholly-owned subsidiary, Stonepath Logistics Government Services, we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. The Company also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earned $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003, however no payment was required based on Regroup's actual results. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target ("Regroup's tier-two earn-out"). Under Regroup's tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.

On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company's common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments payable in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2006). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, the Company also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of Company common stock, on a post-closing basis. Based upon 2004 performance, G-Link received an earn-out payment of $0.5 million in April 2005.

On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi Sunshine Cargo Services International Co., Ltd. ("Shaanxi"). Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction is valued at up to $11.0 million, consisting of cash of $3.5 million and $2.0 million of the Company's common stock paid at the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis the Company has agreed to pay Shaanxi for 55% of its closing date working capital which amounted to $1.9 million. On March 21, 2005, the Company and the selling shareholder entered into a financial arrangement whereby the amount due became subject to a note payable due March 31, 2006 with interest at 10% per annum. Based upon 2004 performance, the shareholder of Shaanxi received $0.9 million in April 2005.

We have accrued $2.6 million as of March 31, 2005 and December 31, 2004 for amounts we believe are due under the earn-out provisions of the various acquisition agreements for the 2004 performance period. Certain selling shareholders have provided us notice disputing the underlying earn-out calculations and have requested further supporting information. We are currently working to provide this supporting documentation as appropriate. Although we believe the calculations have been accurately computed and intend to vigorously defend the computations, there is a possibility we could incur additional costs to resolve these matters. These additional costs, if incurred, could have a material and adverse effect on the Company's financial position, results of operations and/or cash flows.

We may be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a significant portion of the required payments will be generated from earnings of the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising, as well as the potential dilution to our stockholders if the fund raising involves the sale of equity securities.

The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year assuming pre-tax earning targets associated with each acquisition were achieved. Based on our recent performance levels and current expectations, we do not anticipate the Domestic Services pre-tax earnings targets to be fully achieved.

                                                    2006          2007           2008          2009         TOTAL
                                                  --------      --------       --------      --------      --------
Earn-out payments(1)(2):
   Domestic                                       $  8,050      $  2,500       $  2,500      $     --      $ 13,050
   International                                     5,131         5,503          3,769         3,417        17,820
                                                  --------      --------       --------      --------      --------
   Total earn-out payments                        $ 13,181      $  8,003       $  6,269      $  3,417      $ 30,870
                                                  ========      ========       ========      ========      ========

Prior year pre-tax earnings targets(3):
   Domestic                                       $ 12,306      $  3,500       $  3,500      $     --      $ 19,306
   International                                    12,446        13,502          8,840         7,723        42,511
                                                  --------      --------       --------      --------      --------
   Total pre-tax earnings targets                 $ 24,752      $ 17,002       $ 12,340      $  7,723      $ 61,817
                                                  ========      ========       ========      ========      ========

Earn-outs as a percentage of prior year pre-tax earnings targets:
   Domestic                                         65.4%         71.4%          71.4%             --         67.9%
   International                                    41.2%         40.8%          42.6%          44.2%         41.9%
   Combined                                         53.3%         47.1%          50.8%          44.2%         49.9%

_______________

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at March 31, 2005, the change in interest expense would have had an immaterial impact on the Company's results of operations and cash flows.

The Company also has exposure to foreign currency fluctuations with respect to its offshore subsidiaries. The Company does not utilize derivative instruments to manage such exposure. A hypothetical change of 10% in the value of the U.S. dollar would have had an immaterial impact on the Company's results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Overview

In January 2004, the Company restated its consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002, as a result of an error discovered in the legacy accounting processes of SLIS. The Company determined that a process error existed which resulted in the failure to eliminate certain intercompany transactions in consolidation. This process error was embedded in the legacy accounting process of SLIS for a period which began substantially before its acquisition by the Company in April 2002. The Company believes that the presence of this error, in and of itself, constituted a reportable condition as defined under standards established by the American Institute of Certified Public Accountants. This significant deficiency was addressed by correcting the process error that resulted in the failure to eliminate intercompany transactions in consolidation. In addition, the Company changed its organizational structure to require the senior financial representatives within the International Services segment to report directly to the Company's Chief Financial Officer.

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

In connection with the preparation of this Form 10-Q, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, taking into account the reportable condition, material weaknesses, and remedial actions described above, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. As discussed in Management's Report on Internal Control Over Financial Reporting contained in the Company's Annual Report on Form 10-K for the year ending December 31, 2004, in the fourth quarter of 2004, the Company identified material weaknesses in internal control over financial reporting in the Company's information systems and financial policies and procedures.

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

      Other than the changes identified above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company's shares between March 29, 2002 and September 20, 2004, and allege claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company's Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys' fees and costs, and further relief as may be determined by the Court. The Company and the individual defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend against the claims raised in this action.

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

         The Company is not able to predict the outcome of any of the foregoing actions at this time, since each action is in an early stage. An adverse determination in any of those actions could have a material and adverse effect on the Company's financial position, results of operations and/or cash flows.

         The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On February 9, 2005 the Company issued 158,973 shares under the terms of the acquisition agreement for Shaanxi Sunshine Cargo Services International Co., Ltd. The transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to
         Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering, and pursuant to Regulation S.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Stonepath Group, Inc. and its subsidiaries which are parties to the Loan and Security Agreement dated May 15, 2002 (the "Loan Agreement") with Zohar II 2005-1, Limited (successor by assignment to LaSalle Business Credit, LLC) (the "Lender") and Patriarch Partners Agency Services, as agent for the Lender, have entered into a Tenth Amendment to the Loan Agreement dated May 12, 2005 (the "Amendment"). The Amendment modified certain of the financial covenants of the Loan Agreement, confirmed the Lender's prior consent to a lease payment made to an affiliate of the prior lender under the Loan Agreement, required the retention of a consultant, and provides for the payment of certain fees in connection with the Amendment.

ITEM 6.  EXHIBITS

         The following exhibits are included herein:

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



                                            STONEPATH GROUP, INC.


Date:  May 15, 2005                         /s/ Jason Totah
                                            ----------------------------
                                            Jason Totah
                                            Chief Executive Officer


Date:  May 15, 2005                         /s/ Thomas L. Scully
                                            ----------------------------
                                            Thomas L. Scully
                                            Chief Financial Officer