Form 10-Q
period 2005-06-30
STONEPATH GROUP INC
filed 2005-08-09
CIK 1093546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  001-16105

STONEPATH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0867684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 Sixth Avenue South, Suite 401
Seattle, Washington 98134
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (206) 624-4354

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

There were 43,712,726 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at August 5, 2005.

STONEPATH GROUP, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

STONEPATH GROUP, INC.
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$4,502,720	$2,800,645
Accounts receivable, net	63,118,103	64,064,382
Prepaid expenses and other current assets	3,420,682	2,559,858
Total current assets	71,041,505	69,424,885
Goodwill	38,189,684	37,278,661
Technology, furniture and equipment, net	6,933,245	7,595,859
Acquired intangibles, net	6,087,071	7,079,986
Note receivable, related party	87,500	87,500
Other assets	1,723,642	1,479,181
Total assets	$124,062,647	$122,946,072

Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$5,000,000	$16,911,700
Note payable	1,897,539	—
Accounts payable	43,365,590	38,537,750
Earn-outs payable	340,045	2,645,695
Accrued payroll and related expenses	2,584,117	3,192,889
Accrued restructuring costs	2,513,386	741,637
Capital lease obligation	376,012	1,510,461
Accrued expenses	5,691,234	5,627,276
Total current liabilities	61,767,923	69,167,408

Long-term debt	16,320,414	—
Other long-term liabilities	159,227	2,064,128
Deferred tax liability	2,010,317	1,650,900
Total liabilities	80,257,881	72,882,436

Minority interest	5,699,438	5,094,336

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 43,712,726 and 42,839,795 shares at 2005 and 2004, respectively	43,713	42,840
Additional paid-in capital	222,639,560	221,728,796
Accumulated deficit	(184,753,117)	(176,806,892)
Accumulated other comprehensive income	175,172	35,856
Deferred compensation	—	(31,300)

Total stockholders’ equity	38,105,328	44,969,300

Total liabilities and stockholders’ equity	$124,062,647	$122,946,072

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total revenue	$100,026,995	$86,469,712	$190,016,600	$146,694,102
Cost of transportation	77,904,854	67,404,844	147,480,141	110,877,557

Net revenue	22,122,141	19,064,868	42,536,459	35,816,545

Personnel costs	11,174,494	11,679,570	23,043,458	22,566,111
Other selling, general and administrative costs	8,421,186	6,615,283	18,826,998	13,934,885
Depreciation and amortization	1,138,374	1,132,942	2,296,681	1,983,778
Restructuring charges	106,662	—	3,448,209	—

Income (loss) from operations	1,281,425	(362,927)	(5,078,887)	(2,668,229)

Other income (expense):
Provision for excess earn-out payments	—	—	—	(3,075,190)
Interest expense	(695,067)	(59,304)	(1,133,230)	(95,043)
Other income (expense), net	37,263	(19,776)	78,670	(35,284)

Income (loss) before income tax expense and minority interest	623,621	(442,007)	(6,133,447)	(5,873,746)
Income tax expense	671,798	444,371	1,207,676	643,471

Loss before minority interest	(48,177)	(886,378)	(7,341,123)	(6,517,217)
Minority interest	334,949	482,428	605,102	552,036

Net loss	$(383,126)	$(1,386,806)	$(7,946,225)	$(7,069,253)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.18)	$(0.17)

Basic and diluted weighted average common shares outstanding	43,669,140	40,476,681	43,465,177	39,072,856

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	Six months ended June 30,
	2005	2004
Cash flow from operating activities:
Net loss	$(7,946,225)	$(7,069,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	359,417	242,000
Depreciation and amortization	2,296,681	1,983,778
Stock-based compensation	31,300	25,074
Minority interest in income of subsidiaries	605,102	552,036
Gain on disposal of technology, furniture and equipment and other	(27,318)	10,450
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	946,279	(7,802,841)
Prepaid expenses and assets	(1,323,804)	103,020
Accounts payable and accrued expenses	6,175,408	9,301,286

Net cash provided by (used in) operating activities	1,116,801	(2,654,450)

Cash flows from investing activities:
Purchases of technology, furniture and equipment	(444,191)	(2,796,233)
Payment of earn-out	(2,362,125)	(3,431,285)
Proceeds from sales of technology, furniture and equipment	48,622	—
Acquisition of business, net of cash acquired	—	(6,741,230)
Loans made	—	(75,000)

Net cash used in investing activities	(2,757,694)	(13,043,748)

Cash flows from financing activities:
Proceeds from line of credit, net	4,408,714	12,225,100
Principal payments on capital lease	(1,205,062)	(351,583)
Proceeds from issuance of common stock upon exercise of options and warrants	—	2,006,989

Net cash provided by financing activities	3,203,652	13,880,506

Effect of foreign currency translation	139,316	47,895

Net increase (decrease) in cash and cash equivalents	1,702,075	(1,769,797)

Cash and cash equivalents at beginning of period	2,800,645	3,074,151

Cash and cash equivalents at end of period	$4,502,720	$1,304,354

Cash paid for interest	$1,028,449	$123,380

Cash paid for income taxes	$12,541	$87,261

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$854,548	$100,000
Issuance of common stock in connection with Employee Stock Purchase Plan	57,089	—
Increase in technology, furniture and equipment and capital lease obligation	—	390,754
Increase in common stock from conversion of Series D convertible preferred stock	—	149
Issuance of common stock in connection with exercise of options	—	200,240
Issuance of warrants for consulting services	—	70,000

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2005

(1)           Nature of Operations and Basis of Presentation

Stonepath Group, Inc. and subsidiaries (the “Company”) is a non-asset based third-party logistics services company providing supply chain solutions on a global basis.  A full range of time-definite transportation and distribution solutions is offered through the Company’s Domestic Services platform, where the Company manages and arranges for the movement of raw materials, supplies, components and finished goods for its customers.  These services are offered through the Company’s domestic air and ground freight forwarding business.  A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company’s International Services platform.  In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management.  The Company services a customer base of manufacturers, distributors and national retail chains through a network of owned offices in North America and Puerto Rico, strategic locations in Asia, Brazil and Europe, and service partners strategically located around the world.

The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements.  These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, operations and cash flows for the periods indicated.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis.  Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers.

The Company has experienced losses from operations, and has an accumulated deficit.  In addition the Company has experienced negative cash flow from operations in earlier years.  In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon profitable future operations of the Company and generation of cash flow sufficient to meet its obligations.  The Company believes that operating improvement and cost reduction actions implemented in the first half of 2005 coupled with existing availability on its credit facilities will provide the Company with adequate liquidity to provide uninterrupted support for its business operations through at least June 30, 2006.

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2005.

(2)           Restructuring Charges

In November 2004, the Company commenced a restructuring program, engineered to accelerate the integration of its businesses and improve the Company’s overall profitability.  Currently, the Company has consolidated its corporate headquarters and is in the process of consolidating its domestic and international divisional headquarters into one central management facility in Seattle, Washington. This streamlining will eliminate unnecessary duplication of efforts as well as provide a much more cohesive day-to-day management coordination capability and improved internal controls. In addition, the restructuring initiative included the rationalization of technology systems, personnel and facilities throughout the U.S.  In connection with this plan, the Company recorded pre-tax restructuring charges of $106,662 and $3,448,209 for the three- and six-month periods ended June 30, 2005.  A summary of 2005 restructuring charges, cash payment and related liabilities is as follows:

	Liability Balance, January 1, 2005	Restructuring Charges	Non-Cash Charges	Cash Payments	Liability Balance, June 30, 2005

Personnel	$666,408	$657,289	$—	$(696,747)	$626,950
Lease terminations:
Building	75,229	2,200,010	—	(388,803)	1,886,436
Equipment	—	590,910	—	(590,910)	—

	$741,637	$3,448,209	$—	$(1,676,460)	$2,513,386

Personnel charges primarily relate to contractual obligations incurred in 2005 with certain executives. Lease termination costs relate to vacating certain Domestic Facilities, vacating and relocating the Company’s former corporate headquarters in Philadelphia, and the abandonment of related leased equipment.  All restructuring charges will result in cash payments in future periods through 2008.  The Company does not expect to incur significant additional restructuring costs during the remainder of 2005.

(3)           Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options granted to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount the grantee must pay to acquire the stock.  The Company accounts for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The table below illustrates the effect on net loss attributable to common stockholders and loss per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(383,126)	$(1,368,806)	$(7,946,225)	$(7,069,253)
Add: stock-based employee compensation expense included in reported net loss	—	—	—	21,174
Deduct: total stock-based compensation expense determined under fair value method for all awards	(1,418,715)	(735,822)	(1,775,788)	(3,096,089)

Pro forma net loss	$(1,801,841)	$(2,104,628)	$(9,722,013)	$(10,144,168)

Basic and diluted loss per common share:
As reported	$(0.01)	$(0.03)	$(0.18)	$(0.17)
Pro forma	(0.04)	(0.05)	(0.22)	(0.26)

(4)           Acquisitions

On February 9, 2004, the Company acquired, through its indirect wholly-owned subsidiary, Stonepath Holdings (Hong Kong) Limited, a 55% interest in Shaanxi Sunshine Cargo Services International Co., Ltd. (“Shaanxi”). Shaanxi is a Class A licensed freight forwarder headquartered in Shanghai, PRC and provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution, shipping services and special freight handling.  As consideration for the purchase, which was effective as of March 1, 2004, the Company paid $3,500,000 in cash, financed through its revolving credit agreement, and 630,915 shares of the Company’s common stock which had a value of $2,000,000 on the date of the transaction.  The common shares issued in the transaction were subject to a one-year restriction on sale and were subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of  $4,000,000 (on an annualized basis).  Also, if the trading price of the Company’s common stock was less than $3.17 per share at the end of the one-year restriction, the Company could issue up to 169,085 additional shares to the seller.  Because the common shares issued in connection with this transaction were subject to forfeiture, they were accounted for as contingent consideration.  Based upon the actual pre-tax income through December 31, 2004, the seller forfeited 37,731 shares of common stock. As provided for in the purchase agreement, the amount of $119,608, which represents the original fair value of the forfeited shares at the date of acquisition, will be added ratably to the future earn-outs.  Because the quoted market price of the Company’s common stock was less than $3.17 on February 9, 2005, the Company issued 158,973 additional shares of its common stock.  As of February 9, 2005, the Company had issued 752,157 shares of its common stock in connection with this transaction.  The Company recorded additional goodwill amounting to $752,157 in the first quarter of 2005. The seller may receive additional consideration of up to $5,619,608 under an earn-out arrangement payable at the rate of $1,100,000 in the first year and $1,129,902 per year over the next four years based on the future financial performance of Shaanxi.

In addition, the Company agreed to pay the seller 55% of Shaanxi’s accounts receivable balances, net of assumed liabilities, existing on the date of acquisition realized in cash within 180 days following the acquisition with a targeted distribution date in August 2004.  Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date from August 2004 to an initial payment of $1,045,000 on or before November 15, 2004, and the final payment of $868,000 on or before March 31, 2005.  The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from being due when collected to March 31, 2005. On March 21, 2005, the Company and the seller entered into a financing arrangement whereby the amount due on March 31, 2005 was extended to March 31, 2006 through the execution of a note between the seller and the Company with interest at 10% per annum.  The note balance of $1,897,539 is classified in current liabilities under the caption note payable in the consolidated balance sheet at June 30, 2005.  The note was included in other long-term liabilities in the consolidated balance sheet at December 31, 2004.

The acquisition, which significantly enhances the Company’s presence in the region, was accounted for as a purchase and accordingly, the results of operations and cash flows of Shaanxi have been included in the Company’s consolidated financial statements prospectively from the date of acquisition.  Because the Company consolidates its foreign subsidiaries on a one-month lag, such information has been reflected in the consolidated statement of operations effective for periods subsequent to April 1, 2004.  The total purchase price, including acquisition expenses of $269,000, was $7,402,000.  The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$15,090
Furniture and equipment	157
Goodwill	2,913
Other intangible assets	1,453

Total assets acquired	19,613

Current liabilities assumed	(9,727)
Minority interest	(2,484)

Net assets acquired	$7,402

The acquired intangible assets have a weighted average life of 6.6 years.  The intangible assets include a customer related intangible of $1,112,100 with a 7.1 year life and a covenant-not-to-compete of $341,000 with a five year life.  The $2,913,300 of goodwill was assigned to the Company’s International Services business unit and is not deductible for income tax purposes.

The following unaudited pro forma information for the six months ended June 30, 2004 is presented as if the acquisition of Shaanxi had occurred on December 1, 2003, using the one month lag consolidation policy (in thousands, except earnings per share):

Six months ending June 30, 2004

Total revenue	$171,250
Net loss	(6,331)
Loss per share:
Basic and diluted	$(0.16)

(5)           Revolving Credit Facilities

At June 30, 2005, the Company maintained a $25,000,000 revolving credit facility (the “U.S. Facility”) collateralized by the accounts receivable and certain other assets of the Company and its subsidiaries. In April and May 2005 the Company amended the U.S. Facility to assign its interests to a new lender in addition to making changes to other key terms, including changes to certain restrictive covenants.  Advances under the amended facility may be used to fund capital expenditures, working capital requirements and earn-out payments from previous acquisitions.  The facility prohibits the use of proceeds to fund new acquisitions.  The U.S. facility, which expires May 31, 2007, bears interest at Libor plus 800 basis points and carries a commitment fee on the unused portion of the facility of 1.0% per annum.  At June 30, 2005, the Company had $16,320,414 outstanding borrowings under the facility and based on the level of available collateral there was additional borrowing availability of $2,824,000.  The Company was in compliance with all restrictive covenants as of June 30, 2005.

In October, 2004, a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a Term Credit Agreement with Hong Kong Central League Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender.  The Term Credit Agreement provided Asia Holdings with the right to borrow an initial amount of $3,000,000 and up to an additional $7,000,000 upon the satisfaction of certain conditions.  Asia Holdings borrowed $3,000,000 on November 4, 2004 and $2,000,000 on February 16, 2005.  There is no assurance that the remaining $5,000,000 will be available to Asia Holdings under the Term Credit Agreement.  The borrowings under the Term Credit Agreement are secured by floating charges on the foreign accounts receivable of three of its subsidiaries, Planet Logistics Express (Singapore) Pte. Ltd., G-Link Express (Singapore) Pte. Ltd., and Stonepath Logistics (Hong Kong) Limited.  All borrowings under the Term Credit Agreement bear interest at an annual rate of 15% and must be repaid on or before November 4, 2005.  The obligation to repay the borrowings under the Term Credit Agreement may be accelerated by the Lender upon the occurrence of events of default customary for loan transactions.  Stonepath Group, Inc. has guaranteed the obligations of Asia Holdings under the Term Credit Agreement.  The outstanding balance on the Term Credit Agreement was $5,000,000 at June 30, 2005.

(6)           Commitments and Contingencies

The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain.  These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company’s shares between March 29, 2002 and September 20, 2004, and alleges claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs.  The plaintiffs are seeking compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Company and the individual defendants believe that this action is without merit, have filed a motion to dismiss this action and intend to vigorously defend against the claims raised in this action.

The Company has been named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971.  Also named as defendants in the action are all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H.  Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, officer Thomas L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002.  These claims are based upon the allegation that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading.  The complaint alleges that the statements were materially misleading because they understated the Company’s accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls.  The derivative action seeks compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court.  The defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend themselves against the claims raised in this action.

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

By letter dated March 25, 2005, the court-appointed receiver (the “Receiver”) of Lancer Management Group, LLC and certain related parties asserted that he has determined that payments made by Lancer Partners, L.P. totaling $3.0 million and payments made by related entities purchased securities of the Company in past private placement transactions.  As a result of discussions with the Receiver’s counsel, the Company learned that the Receiver had filed a complaint against the Company relating to this matter and had filed a complaint against the Company relating to another matter.  The Receiver has voluntarily dismissed each of those complaints, without prejudice.

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

The Company is not able to predict the outcome of any of the foregoing actions at this time, since each action is in an early stage.  An adverse determination in any of those actions could have a material and adverse effect on the Company’s financial position, results of operations and/or cash flows.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

(7)           Stockholders’ Equity

In connection with the December 2003 acquisition of the Malaysia operations of the G Link Group, the Company agreed to pay $102,000, as additional consideration on a post-closing basis, for net assets acquired amounting to $102,000 through the issuance of common stock.  In May 2005, 41,757 shares of the Company’s common stock were issued to complete this transaction.

In connection with the Shaanxi acquisition, as of February 9, 2005 the Company had issued 752,157 shares of its common stock.  Because the ultimate number issued shares in connection with the transaction were contingent on the financial performance of Shaanxi through December 31, 2004, and the trading price of the Company’s common stock on February 9, 2005, such shares were not reflected as outstanding securities in the accompanying consolidated financial statements for periods prior to February 9, 2005.

Stock option activity for the six months ended June 30, 2005 included the grant to an employee of 30,000 options to purchase common shares at a price of $0.70 per share.  The option price was the trading price of the Company’s common stock on the date of the grant.  Additionally, 163,832 options were cancelled and 5,591 warrants expired during the first six months of 2005.

On April 29, 2005, 79,016 shares of common stock were issued to satisfy obligations to employees under the Company’s Employee Stock Purchase Plan.

During the six-month period ended June 30, 2004, holders converted 149,293 shares of the Company’s Series D Preferred Stock into 1,492,293 shares of the Company’s common stock.

(8)           Loss per Share

Basic loss per common share and diluted loss per common share are presented in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company’s preferred stock, if dilutive.  For the three- and six-month periods ended June 30, 2005 and 2004, all stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive.  The total number of such shares excluded from diluted loss per common share are 7,944,141 and 8,326,366 for the three month periods ended June 30, 2005 and 2004, respectively and 8,133,922 and 9,798,859 for the six month periods ended June 30, 2005 and 2004, respectively.

Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition were subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004.  Accordingly, such shares have been excluded from the calculation of basic and diluted loss per common share for the three- and six-month periods ended June 30, 2004.

(9)           Income Taxes

The components of income tax expense consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
U.S. federal	$155,400	$105,100	$310,800	$210,200
State	95,493	53,900	119,493	80,800
Foreign	420,905	285,371	777,383	352,471
	$671,798	$444,371	$1,207,676	$643,471

The Company has accumulated net operating losses (NOLs).  Due to the uncertainty surrounding the realization of the NOLs, the Company has placed a valuation allowance on its deferred tax assets.  Income tax expense for the three- and six-month periods ended June 30, 2005 and 2004 resulted primarily from non-U.S.-based earnings, state income taxes and deferred income taxes arising from the amortization of goodwill for income tax purposes.

(10)         Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements.  Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance.  The Company identifies operating segments based on the principal service provided by the business unit.  Each segment has a separate management structure.  The accounting policies of the reportable segments are the same as described in our Annual Report on Form 10-K for the year ended December 31, 2004.  Segment information, in which corporate expenses have been fully allocated to the operating segments, is as follows (in thousands):

	Three months ended June 30, 2005
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$29,529	$70,498	$—	$100,027
Intersegment revenue	71	41	—	112
Segment operating income	28	1,253	—	1,281

	Three months ended June 30, 2004
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$33,167	$53,303	$—	$86,470
Intersegment revenue	8	83	—	91
Segment operating income (loss)	(2,220)	1,857	—	(363)

	Six months ended June 30, 2005
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$61,937	$128,080	$—	$190,017
Intersegment revenue	75	107	—	182
Segment operating income (loss)	(5,899)	820	—	(5,079)

Segment assets	40,087	81,588	2,388	124,063
Segment goodwill	19,641	18,549	—	38,190

	Six months ended June 30, 2004
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$67,863	$78,831	$—	$146,694
Intersegment revenue	9	95	—	104
Segment operating income (loss)	(4,783)	2,115	—	(2,668)

Segment assets	41,355	65,959	8,592	115,906
Segment goodwill	19,551	15,238	—	34,789

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total revenue:
United States	$56,613	$55,060	$113,044	$107,996
Asia	38,916	23,875	69,092	29,946
North America (excluding the United States)	90	814	254	938
Europe	2,199	3,181	3,665	3,849
South America	1,683	1,890	2,913	1,890
Other	526	1,650	1,049	2,075

Total	$100,027	$86,470	$190,017	$146,694

The following table presents long-lived assets by geographic area (in thousands):

	June 30,
	2005	2004
United States	$6,153	$9,132
Asia	662	574
South America	109	121
Europe	9	—

Total long-lived assets	$6,933	$9,827

Cash held with foreign banks amounted to $6,698,655 at June 30, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement For Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans.  We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans.  These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with:  (i) our ability to sustain an annual growth rate in revenue consistent with recent results, (ii) our ability to achieve our targeted operating margins, (iii) our ability to realize the planned benefits from our restructuring efforts, (iv) our dependence on certain large customers, (v) our dependence upon certain key personnel, (vi) an unexpected adverse result in any legal proceeding, (vii) competition in the freight forwarding, logistics and supply chain management industry, (viii) the impact of current and future laws affecting the Company’s operations, (ix) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve, (x) regional disruptions in transportation, and (xi) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Total revenue represents the total dollar value of services we sell to our customers.  Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services.  We act principally as the service provider to add value in the execution and procurement of these services to our customers.  Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure.  We believe that net revenue is also an important measure of economic performance.  Net revenue includes transportation revenue and our fee-based activities, after recognizing the cost of transportation.  In addition, management believes measuring its operating costs as a function of net revenue provides a useful metric, as our ability to control costs as a function of net revenue directly impacts operating earnings.

A majority of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy.  Our current international operations are focused principally on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States.  Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States.  The following factors could adversely affect our current international operations, as well as the growth of those operations:

•      the political and economic systems in certain international markets are less stable than in the United States;

•      wars, civil unrest, acts of terrorism and other conflicts exist in certain international markets;

•      export restrictions, tariffs, licenses and other trade barriers can adversely affect the international trade serviced by our international operations;

•      managing distant operations with different local market conditions and practices is more difficult than managing domestic operations;

•      differing technology standards in other countries present difficulties and expense in integrating our services across international markets;

•      complex foreign laws and treaties can adversely affect our ability to compete; and

•      our ability to repatriate funds may be limited by foreign exchange controls.

Our operating results will be affected as acquisitions occur.  Since all acquisitions are made using the purchase method of accounting for business combinations, our consolidated financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the dates of acquisition.  To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, as such, our second quarter includes results from our offshore operations for the period March 1 through May 31.  As a result of the one-month lag, the operating results of Shaanxi were first reflected in our consolidated financial statements beginning in April 2004.

Our net income will also be affected by non-cash charges relating to the amortization of customer-related intangible assets and other intangible assets arising from our completed acquisitions.  Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition.  The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment.  Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition.  As a result of the Company’s acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions.

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

During 2004, we encountered difficulty with the functionality for the multi-modal forwarding portion of the Tech-Logis(TM) platform which caused a delay in the implementation of that system.  The financial and added value logistics portions of the Tech-Logis(TM) platform have been implemented around the world.  We believe the multi-modal forwarding system is a key ingredient of our growth strategy.  As a result, the Company has redirected its efforts into a new solution to meet its increasingly sophisticated needs for leading edge technologies.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

	Quarter ended June 30,		Change
	2005	2004	Amount	Percentage
Total revenue	$100,027	$86,470	$13,557	15.7%

Transportation revenue	$93,735	$80,589	13,146	16.3
Cost of transportation	77,905	67,405	10,500	15.6
Net transportation revenue	15,830	13,184	2,646	20.1
Net transportation margin	16.9%	16.4%

Customs brokerage	2,036	2,422	(386)	(15.9)
Warehousing and other value added services	4,256	3,459	797	23.0
Total net revenue	$22,122	$19,065	$3,057	16.0%

Net revenue margin	22.1%	22.0%

Total revenue was $100.0 million in the second quarter of 2005, an increase of 15.7% or $13.6 million over total revenue of $86.5 million in the second quarter of 2004.  There were no domestic or international acquisitions in 2005 or 2004 affecting the quarterly comparability of year over year results.  The Domestic Services platform recorded $29.6 million in total revenue for the second quarter of 2005, a decline of $3.4 or 10.7% compared to $33.1 million recorded in the same period of 2004.   The decline in Domestic Services total revenue was due to lower automotive related business caused by the difficult economic conditions of domestic automobile manufacturers and reduced volume from a major customer.  The decline in revenue from this major customer, which was approximately $2.5 million less in the second quarter of 2005 than was recorded in the second quarter of 2004, resulted from the customer selling a line of business we serviced and realigning a distribution program to an in-house operation.  The International Services platform recognized $70.4 million in total revenue for the second quarter of 2005, a year over year improvement of $17.1 million or 32.0%. International Services has experienced strong revenue increases in both its U.S. and Asia businesses. Growth is attributable to increases in revenue from existing customers and development of new customer relationships.

Net transportation revenue was $15.8 million in the second quarter of 2005, an increase of 20.1% over net transportation revenue of $13.2 million in the second quarter of 2004.  The Domestic Services platform recorded $7.6 million in net transportation revenue for the second quarter of 2005, an increase of $1.1 million or 16.0% over the same prior year period.  The International Services platform recognized $8.2 million in net transportation revenue for the second quarter of 2005, a year over year improvement of $1.5 million or 24.1%.

Net transportation margins increased to 16.9% for the second quarter of 2005 from 16.4% for the second quarter of 2004.  For the second quarter of 2005, net transportation margins for the Domestic Services platform increased to 29.2% from 21.9% in the same period in 2004. Domestic margins were favorably impacted by price increases implemented during the first half of 2005 on certain significant customer relationships and reductions of less profitable business. For the International Services platform, net transportation margins declined to 12.2% from 13.1% from obtaining new lower margin customers and pricing pressures on existing accounts.

Net revenue was $22.1 million in the second quarter of 2005, an increase of 16.0% over net revenue of $19.1 million in the second quarter of 2005. The Domestic Services platform delivered $11.1 million in net revenue for the second quarter of 2005, a 14.9% increase over the $9.7 million in net revenue recorded in the second quarter of 2004.  The International Services platform delivered $11.0 million in net revenue for the second quarter of 2005, a year over year improvement of $1.6 million or 17.2%.

Net revenue margins increased slightly to 22.1% for the second quarter of 2005 compared to 22.0% for the same prior year period.  Net revenue margins for Domestic Services improved to 37.7% from 29.3%.  For the International Services platform, net transportation margins declined to 15.6% from 17.5%.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Quarter ended June 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$22,122	100.0%	$19,065	100.0%	$3,057	16.0%
Personnel costs	11,175	50.5	11,680	61.2	(505)	(4.3)
Other selling, general and administrative costs	8,421	38.1	6,615	34.7	1,806	27.3
Depreciation and amortization	1,138	5.1	1,133	6.0	5	0.4
Restructuring charges	107	0.5	—	—	107	NM

Total operating costs	20,841	94.2	19,428	101.9	1,413	7.3
Income (loss) from operations	1,281	5.8	(363)	(1.9)	1,644	NM
Other income (expense), net	(657)	(3.0)	(79)	(0.4)	(578)	NM

Income (loss) before income tax expense and minority interest	624	2.8	(442)	(2.3)	1,066	NM
Income tax expense	672	3.0	444	2.3	228	51.4
Loss before minority interest	(48)	(0.2)	(886)	(4.6)	838	NM
Minority interest	335	1.5	482	2.6	147	(30.5)

Net loss	$(383)	(1.7)%	$(1,368)	(7.2)%	$985	72.0%

Personnel costs were $11.2 million for the second quarter of 2005, a decrease of 4.3% from $11.7 million recorded in the second quarter of 2004.  The decrease in personnel costs is attributable to lower U.S. personnel costs, offset by incremental costs incurred to support new International Services business. Personnel costs as a percentage of net revenue decreased to 50.5% in the second quarter of 2005 from 61.3% in the second quarter of 2004.  Compared to June 30, 2004, headcount decreased by 6.4% or 75 employees to a total of 1,101.  Headcount has also decreased 5.8% or 68 employees since December 31, 2004.  We have been aggressively rationalizing our U.S. operations, including our employment level, as part of our previously announced restructuring program.

Other selling, general and administrative costs were $8.4 million for the second quarter of 2005, an increase of 27.3% over $6.6 million for the second quarter of 2004.  As a percentage of net revenue, other selling, general and administrative costs increased to 38.1% in the second quarter of 2005 from 34.7% in the second quarter of 2004.  This increase is primarily due to higher facilities, legal, technology and Sarbanes-Oxley and audit related expenses.

Depreciation and amortization was $1.1 million in the second quarter of 2005, the same as was recorded in the second quarter of 2004.  Depreciation and amortization as a percentage of net revenue decreased to 5.1% in the second quarter of 2005 from 6.0% in the second quarter of 2004.

As part of our restructuring initiative announced in January 2005 we have rationalized the number of facilities in which we operate and the level of employment in the U.S.  We have completed the majority of this initiative as of the end of the second quarter but will continue to pursue opportunities in the future to reduce costs while maintaining a high level of service to our customers. While we incurred the majority of our restructuring costs in the first quarter of 2005 ($3.3 million), we recorded an additional  $0.1 million in personnel and facility lease costs in the second quarter of 2005 associated with the closure of our former corporate headquarters in Philadelphia and transfer of its operations to Seattle. We do not anticipate incurring additional restructuring charges during the balance of 2005.

As a result of the matters above, income from operations was $1.3 million in the second quarter of 2005, as compared to a loss of $0.4 million in the second quarter of 2004.  While we are pleased with the sequential improvement in operating performance since the first quarter of 2005 and the same period a year ago, we are continuing to pursue opportunities to grow the business, lower costs and improve net revenue margins.

Other income (expense) principally consists of interest expense. Interest expense for the second quarter of 2005 was $0.7 million compared to $0.1 million in the second quarter of 2004.  The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities coupled with higher average interest rates resulting from an amendment in April 2005 to our revolving credit agreement.  Average borrowing levels were affected by our Asia borrowings, which did not exist in the prior year.

Income tax expense for the second quarter of 2005 was $0.7 million compared to $0.4 million in the second quarter of 2004.  A portion of our tax expense is associated with earnings from our overseas operations.  The foreign income tax provision amounted to $0.4 million or 62.5% of the consolidated income tax provisions for the second quarter of 2005. The balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.  We have accumulated U.S. federal net operating losses and had carryforwards of approximately $47.0 million as of December 31, 2004.

Net loss was $0.4 million in the second quarter of 2005, compared to a net loss of $1.4 million in the second quarter of 2004.  Basic and diluted loss per common share was $0.01 for the second quarter of 2005 compared to a net loss of $0.03 per basic and diluted common share for the second quarter of 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

	Six months ended June 30,		Change
	2005	2004	Amount	Percentage
Total revenue	$190,017	$146,694	$43,323	29.5%

Transportation revenue	$177,406	$135,634	41,772	30.8
Cost of transportation	147,480	110,878	36,602	33.0
Net transportation revenue	29,926	24,756	5,170	20.9
Net transportation margin	16.9%	18.3%

Customs brokerage	4,178	5,101	(923)	(18.1)
Warehousing and other value added services	8,433	5,959	2,474	41.5
Total net revenue	$42,537	$35,816	$6,721	18.8%

Net revenue margin	22.4%	24.4%

Total revenue was $190.0 million in the first six months of 2005, an increase of 29.5% over total revenue of $146.7 million in the first half of 2004.  $11.0 million or 25.3% of the increase in total revenue was attributable to same store growth with $33.3 million or 74.7% of the increase in total revenue attributable to acquisitions made in China and South America in the first quarter of 2004.  The Domestic Services platform recorded $62.0 million in total revenue for the first half of 2005, a decline of 8.6% compared to $67.8 million in same period in 2004.  There were no domestic acquisitions in 2005 or 2004 affecting the comparability of this platform’s results.  The decline in Domestic Services total revenue was due to lower automotive related business caused by the difficult economic conditions of domestic automobile manufacturers and reduced volume from a major customer.  The decline in revenue from this major customer, which was approximately $11.3 million less in the first half of 2005 than was recorded in the first half of 2004, resulted from the customer selling a line of business we serviced and realigning a distribution program to an in-house operation.  The International Services platform recognized $128.0 million in total revenue for the first six months of 2005, a year over year improvement of $49.1 million or 62.3%, with $16.7 million of the increase coming from same store growth and the remaining $32.4 million improvement attributed to our acquisitions.

Net transportation revenue was $29.9 million in the first half of 2005, an increase of 20.9% over net transportation revenue of $24.8 million in the first half of 2004.  $2.4 million, or 46.3% of the increase in net transportation revenue, was attributable to same store growth with $2.7 million, or 53.7% of the increase, attributable to acquisitions.  The Domestic Services platform recorded $14.9 million in net transportation revenue for the first quarter of 2005, the same as recorded in the first half of 2004 in spite of reduced volumes.  The International Services platform recognized $15.0 million in net transportation revenue for the first half of 2005, a year over year improvement of $5.2 million or 53.1%, with $2.4 million of the increase resulting from same store growth and the remaining $2.8 million improvement attributed to acquisitions.

Net transportation margins decreased to 16.9% for the first half of 2005 from 18.3% for the same period in 2004.  For the first half of 2005, net transportation margins for the Domestic Services platform improved to 27.1% from 23.9% in the same period a year ago. Domestic margins were favorably impacted by price increases implemented during the first half of 2005 on certain significant customer relationships and reductions in less profitable business.  For the International Services platform, net transportation margins declined to 12.3% from 14.2% driven primarily by the mix of lower margin business acquired with the Shaanxi transaction coupled with lower margins on existing and new business.

Net revenue was $42.5 million in the first half of 2005, an increase of 18.8% over net revenue of $35.8 million in the first half of 2004.  $3.9 million, or 11.8% of the increase in net revenue, was attributable to same store growth, with $2.8 million, or 41.2% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $21.9 million in net revenue for the first half of 2005 a 8.4% increase over the $20.2 million in net revenue recorded in the first half of 2004.  The International Services platform recorded $20.6 million in net revenue for the first half of 2005, a year over year improvement of $5.0 million or 32.3%, with $2.2 million of the increase resulting from same store growth and the remaining $2.8 million improvement attributed to acquisitions.

Net revenue margins decreased to 22.4% for the first half of 2005 compared to 24.4% for the same prior in the year period.  Net revenue margins for Domestic Services improved to 35.4% from 29.9%. For the International Services platform, net transportation margins declined to 16.1% from 19.7%.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Six months ended June 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$42,537	100.0%	$35,816	100.0%	$6,720	18.8%
Personnel costs	23,043	54.2	22,566	63.0	477	2.1
Other selling, general and administrative costs	18,827	44.2	13,935	38.9	4,892	35.1
Depreciation and amortization	2,297	5.4	1,984	5.6	313	15.8
Restructuring charges	3,448	8.1	—	—	3,448	NM

Total operating costs	47,615	111.9	38,485	107.5	9,130	23.7

Loss from operations	(5,079)	(11.9)	(2,669)	(7.5)	(2,410)	(90.3)
Provision for excess earn-out payments	—	—	(3,075)	(8.6)	3,075	NM
Other income (expense), net	(1,054)	(2.5)	(130)	(0.3)	(924)	NM

Loss before income tax expense and minority interest	(6,133)	(14.4)	(5,874)	(16.4)	(259)	(4.4)
Income tax expense	1,208	2.9	643	1.8	565	87.9
Loss before minority interest	(7,341)	(17.3)	(6,517)	(18.2)	(824)	(12.6)
Minority interest	605	1.4	552	1.5	53	9.6

Net loss	$(7,946)	(18.7)%	$(7,069)	(19.7)%	$(877)	(12.4)%

Personnel costs were $23.0 million for the first half of 2005, a decrease of 2.1% compared to $22.6 million recorded in the first half of 2004.  $1.1 million of incremental personnel costs were attributable to costs assumed as part of our acquisition program with the remaining decline of $0.7 million attributable to restructuring efforts afforded our

U.S. operations.  Personnel costs as a percentage of net revenue decreased to 54.2% in the first half of 2005 from 63.0% in the first half of 2004. Compared to June 30, 2004, headcount decreased by 6.4% or 75 employees to a total of 1,101.  Headcount has also decreased 5.8% or 68 employees since December 31, 2004.  We have been aggressively rationalizing our U.S. operations, including our employment level, as part of our previously announced restructuring program.

Other selling, general and administrative costs were $18.8 million for the first half of 2005, an increase of 35.1% over $13.9 million for the first half of 2004.  $1.0 million of the increase is attributable to incremental costs assumed as part of our acquisition program with the remaining $3.9 million attributable to increased costs of the base business.  Negatively impacting this category of expense were approximately $1.0 million in higher legal, technology and Sarbanes-Oxley and audit related expenses incurred in the first quarter of 2005.  As a percentage of net revenue, other selling, general and administrative costs increased to 44.2% in the first half of 2005 from 38.9% in the first half of 2004.

Depreciation and amortization was $2.3 million in the first half of 2005, an increase of 15.8% over $2.0 million in the first half of 2004.  Depreciation and amortization as a percentage of net revenue decreased to 5.4% in the first half of 2005 from 5.6% in the first half of 2004.  The increase in this category of expense is due to higher depreciation from technology and equipment assets acquired since the first quarter of 2004 and increases in intangible asset amortization resulting from the Shaanxi acquisition.

As part of our restructuring initiative announced in January 2005 we have rationalized the number of facilities in which we operate and the level of employment in the U.S.  We have completed the majority of this initiative as of the end of the second quarter but will continue to pursue opportunities in the future to reduce costs while maintaining a high level of service to our customers. Restructuring charges recorded in the first half of 2005 due to this initiative were $3.4 million. We do not anticipate incurring significant additional restructuring charges during the balance of 2005.

The provision for excess earn-out payments recorded in the first quarter of 2004 represented a valuation adjustment for amounts paid to former shareholders of acquired companies that, as a result of the restatement of our financial performance for 2003, was in excess of the amount that would have been paid out based upon the restated financial results for 2003.  Due to differing interpretations between the Company and the selling shareholders of the earn-out provisions of the purchase agreements, we determined that the resulting receivable from the former shareholders should be fully reserved.  If in the future, excess amounts paid are recovered, those proceeds would be reflected as other income in our consolidated statement of operations.

Other income (expense) principally consists of interest expense. Interest expense for the first half of 2005 was $1.2 million compared to $0.1 million in the first half of 2004.  The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities coupled with higher interest rates resulting from an amendment in April 2005 to our revolving credit agreement.  Average borrowings were also affected by our Asia borrowings, which did not exist in the prior year.

Income tax expense for the first half of 2005 was $1.2 million compared to $0.6 million in the first half of 2004.  A portion of our tax expense is associated with earnings from our overseas operations.  The foreign income tax provision amounted to $0.8 million or 64.3% of the consolidated income tax provision. The balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.  We have accumulated U.S. federal net operating losses and had carryforwards of approximately $47.0 million as of December 31, 2004.

Net loss was $7.9 million in the first half of 2005, compared to a net loss of $7.1 million in the first half of 2004.  Basic and diluted loss per common share was $0.18 for the first six months of 2005 compared to a net loss of $0.17 per common share for the same period in 2004.

FINANCIAL OUTLOOK

We believe that gross revenues will be approximately $400 million in 2005, which is consistent with amounts mentioned previously in public announcements.  While we were pleased with the improvement in our second quarter operating performance in comparison to the first quarter of 2005, we continue to look for opportunities to grow the business, improve net revenue margins and reduce costs while maintaining a high level of service to our customers.  Notwithstanding our outlook, we are seeing downward pressure on volumes and net revenues due to a strike affecting two principal airlines servicing the China market and the effects of record setting increases in fuel prices.

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

Cash and cash equivalents totaled $4.5 million and $2.8 million as of June 30, 2005 and December 31, 2004, respectively.  Working capital was $9.3 million at June 30, 2005 compared to $.3 million at December 31, 2004.  The increase in working capital was primarily due to a change in classification of borrowings under our amended revolving credit agreement from a current obligation to a long-term obligation.

Net cash provided by operating activities was $1.1 million for the first half of 2005 compared to cash used of $2.7 million in the first half of 2004.  The change was driven principally by improved receivable collections and increases in current payables.

Net cash used in investing activities during the first six months of 2005 was $2.8 million compared to $13.0 million in the first six months of 2004.  Investing activities in 2005 consisted primarily of $2.4 million in earn-out payments made in relation to 2004 performance targets.  Investing activities in 2004 were driven principally by cash paid in connection with the Shaanxi acquisition, $2.8 million spent primarily on the development of a technology platform and approximately $3.4 million in earn-out payments made in relation to 2003 performance targets.

Net cash provided by financing activities during the first half of 2005 was approximately $3.2 million compared to $13.9 million in the first half of 2004.  Financing activities in 2005 consisted of $4.4 million in proceeds from our line of credit and capital lease payments of $1.2 million.  Capital lease payments include a $1.0 million payoff of obligations initially incurred to finance the acquisition of a technology platform.  Financing activities in 2004 consisted of $12.2 million in proceeds from our line of credit and $2.0 million from the issuance of common stock upon the exercises of options and warrants, offset by principal payments of $0.4 million for a capital lease.

We may receive proceeds in the future from the exercise of outstanding options and warrants.  The proceeds ultimately received upon exercise, if any, are dependent on a number of factors, including the trading price of our common stock in relation to the exercise price.  As of June 30, 2005, the number of shares issuable upon exercise of our options and warrants were as follows:

	Number of shares	Proceeds if exercised
Options outstanding under our stock option plan	10,442,451	$16,678,022
Non-plan options	615,200	2,026,750
Warrants	1,952,193	4,412,203

Total	13,009,844	$23,116,975

We have a revolving credit agreement, which was amended in April and May 2005 and is collateralized by certain U.S. accounts receivable and other assets of the Company and its subsidiaries.  The amended agreement assigned the interests to a new lender in addition to making changes to other key terms, including modifications to restrictive covenants.  Advances under the agreement may be used to fund capital expenditures, working capital requirements and earn-out payments from previous acquisitions.  The agreement prohibits the use of proceeds to fund new acquisitions.  The amended agreement, which expires May 31, 2007, bears interest at Libor plus 800 basis points and carries a commitment fee on the unused portion of the facility of 1.0% per annum.  The agreement provides for maximum borrowings of $25,000,000 although such borrowings are limited by the amount of eligible receivables.  As of June 30, 2005, amounts outstanding were $16,320,414 and an additional $2,824,000 was available based on the level of eligible receivables.  The amended agreement contains certain financial covenants regarding the maintenance of certain specified levels of EBITDA commencing with the quarter ended March 31, 2005.  The Company was in compliance with all applicable covenants as of June 30, 2005.

Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”), a subsidiary of the Company, has a $10.0 million term credit facility with Hong Kong League Central Credit Union (the “Asia Facility”) collateralized by the accounts receivable of the Company’s Hong Kong and Singapore operations and an unsecured subordinated guarantee from Stonepath Group, Inc.  The Asia Facility expires in October, 2005 and carries an interest rate of 15% for amounts outstanding thereunder.  As of June 30, 2005, Asia Holdings borrowed $5.0 million under this facility.  There is no assurance the remaining $5,000,000 will be available in the future.  We are currently developing strategies to address the liquidity requirements that result from the expiration of this facility.

Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments.  We define “material acquisitions” as those with aggregate potential consideration of $5.0 million or more.

On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services.  The transaction was valued at up to $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement of up to $17.0 million.  In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment.  In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level.  Based upon increased costs of purchased transportation as a result of the restatement and the Company’s interpretation of the underlying purchase agreement language, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 is $8.1 million compared to the previously calculated amount of $12.7 million.  As a result, the Company believes that it has paid approximately $3.9 million to the selling shareholders in excess of amounts that should have been paid.  As a consequence of these restatements, the amounts paid in 2003 and 2004 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders.  At June 30, 2005 the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved for because of differing interpretations, by the Company and selling shareholders, of the earn-out provisions of the purchase agreement.  However, the Company will seek the refund of such excess payments.  Based upon the pre-tax income of Air Plus for 2004 no earn-out was paid to the former Air Plus shareholders.  However, those shareholders have objected to our calculation of that pre-tax income.

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

On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services.  The United American transaction provided us with a new time-definite service offering focused on the automotive industry.  The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American.  We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment.  In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level.  The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target (“United American’s tier-two earn-out”).  Under United American’s tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million.  United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments.  Based upon restated financial results, the Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due.  As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders.  At June 30, 2005, the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved because of differing interpretations, by the Company and the selling shareholders, of the earn-out provisions of the purchase agreement.  However, the Company has sought the refund of such excess payment in litigation with the selling shareholder.  Based upon the pre-tax income of United American for 2004, no earn-out payment was made to the selling shareholder. However, the selling shareholder has objected to our calculation of that pre-tax income.

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

We accrued $2.6 million as of December 31, 2004 for amounts we believe were due under the earn-out provisions of the various acquisition agreements for the 2004 performance period.  As of June 30, 2005, $340,000 of these accruals remain to be paid.  Certain selling shareholders have provided us notice disputing the underlying earn-out calculations and have requested further supporting information.  We are currently working to provide this supporting documentation as appropriate.  Although we believe the calculations have been accurately computed and intend to vigorously defend the computations, there is a possibility we could incur additional costs to resolve these matters.  These additional costs, if incurred, could have a material and adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year assuming pre-tax earning targets associated with each acquisition were achieved, although, based on our recent performance levels and current expectations, we do not anticipate the Domestic Services pre-tax earnings targets to be fully achieved (in thousands):

	2006	2007	2008	2009	Total
Earn-out payments(1)(2):
Domestic	$8,050	$2,500	$2,500	$—	$13,050
International	5,131	5,503	3,769	3,417	17,820

Total earn-out payments	$13,181	$8,003	$6,269	$3,417	$30,870
Prior year pre-tax earnings targets(3):
Domestic	$12,306	$3,500	$3,500	$—	$19,306
International	12,446	13,502	8,840	7,723	42,511

Total pre-tax earnings targets	$24,752	$17,002	$12,340	$7,723	$61,817

Earn-outs as a percentage of prior year pre-tax earnings targets:
Domestic	65.4%	71.4%	71.4%	—	67.6%
International	41.2%	40.8%	42.6%	44.2%	41.9%
Combined	53.3%	47.1%	50.8%	44.2%	49.9%

(1)           Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2)           During the 2005-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

(3)           Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangible assets created in connection with each acquisition or various other expenses which, in some circumstances, may not be charged to the operating groups for purposes of calculating earn-outs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investment and its line of credit.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  The Company invests its excess cash in institutional money market accounts.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  If market interest rates were to change by 10% from the levels at June 30, 2005, the change in interest expense would have impacted on the Company’s results of operations and cash flows by $43,000 and $70,000 for the three- and six-month periods ending June 30, 2005, respectively.

The Company also has exposure to foreign currency fluctuations with respect to its offshore subsidiaries.  The Company does not utilize derivative instruments to manage such exposure.  A hypothetical change of 10% in the value of the U.S. dollar would have had an immaterial impact on the Company’s results of operations.

Item 4.  Controls and Procedures

Overview

In January 2004, the Company restated its consolidated statements of operations for the last three quarters of fiscal 2002, the first three quarters of fiscal 2003, and for the year ended December 31, 2002, as a result of an error discovered in the legacy accounting processes of SLIS.  The Company determined that a process error existed which resulted in the failure to eliminate certain intercompany transactions in consolidation.  This process error was embedded in the legacy accounting process of SLIS for a period which began substantially before its acquisition by the Company in April 2002.  The Company believes that the presence of this error, in and of itself, constituted a reportable condition as defined under standards established by the American Institute of Certified Public Accountants.  This significant deficiency was addressed by correcting the process error that resulted in the failure to eliminate intercompany transactions in consolidation. In addition, the Company changed its organizational structure to require the senior financial representatives within the International Services segment to report directly to the Company’s Chief Financial Officer.

In connection with the preparation of the Company’s June 30, 2004 consolidated financial statements, the Company’s management determined that Stonepath Logistics Domestic Services, Inc. (“SLDS”) did not follow the Company’s designed disclosure controls and procedures to report a potential weakness in the methodology used by SLDS to estimate its accrued cost of purchased transportation.  Based on its initial analysis at that time, the Company recorded an immaterial increase to SLDS’ cost of transportation in the second quarter of 2004.  The Company’s management believes that the failure of SLDS to follow the designed disclosure and control procedures in and of itself constitutes a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”).  The Company has implemented changes in its estimating procedures and its processes for recognizing differences between actual and estimated costs to assure the proper recognition of purchased transportation costs.  To address this material weakness, the Company initiated an immediate change in process at its Domestic Services segment to reduce the likelihood that a similar error could occur in the future.  In addition, the Company changed its organizational structure to require the senior financial representatives within the Domestic Services segment to report directly to the Company’s Chief Financial Officer.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies that adversely affects the Company’s ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements.

In connection with the preparation of this Form 10-Q, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005.  This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, taking into account the reportable condition, material weaknesses, and remedial actions described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting  (as defined in Rule 13a-15(f) and  15d-15(f) of the Exchange Act) during the first half of 2005 that have materially affected or are reasonably likely to materially affect, the Company’s   internal   control over financial reporting.  As discussed   in Management’s Report on Internal Control Over Financial Reporting contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004, in the fourth quarter of 2004, the Company identified material weaknesses in internal control over financial reporting in the Company’s information systems and financial policies and procedures.

As of the end of the period covered by this report, the Company has not fully remediated the material weaknesses in the Company’s internal control over financial reporting.  However, the Company has taken the following remedial actions:

•      Corporate systems and financial leadership is being replaced;

•      Consolidation and integration of all financial and systems personnel within the United States is in process of implementation;

•      Policies and procedural definitions and, in certain instances, changes resulting from the Chief Executive Officer’s and the Chief Financial Officer’s evaluation of internal control over financial reporting are in various stages of being developed, documented and implemented; and

•      An ongoing self evaluation system of internal control over financial reporting and disclosures is being developed.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as described within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2005, there have been no material developments in any of the reported legal proceedings except as described below.

By letter dated March 25, 2005, the court-appointed receiver (the “Receiver”) of Lancer Management Group, LLC and certain related parties asserted that he has determined that payments made by Lancer Partners, L.P. totaling $3.0 million and payments made by related entities purchased securities of the Company in past private placement transactions.  As a result of discussions with the Receiver’s counsel, the Company learned that the Receiver had filed a complaint against the Company relating to this matter and had filed a complaint against the Company relating to another matter.  The Receiver has voluntarily dismissed each of those complaints, without prejudice.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2005 the Company issued 158,973 shares under the terms of the acquisition agreement for Shaanxi Sunshine Cargo Services International Co., Ltd.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering, and pursuant to Regulation S.

In May 2005, the Company issued 41,757 shares in connection with the December 2003 acquisition of the Malaysia operations of the G Link Group.  This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering, and pursuant to Regulation S.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.	Exhibits

The following exhibits are included herein:

10.22

Tenth Amendment to Loan and Security Agreement dated April 6, 2005 by and among Zohar II 2005-1, Limited, Patriarch Partners Agency Services, LLC, the Company and the other Loan Parties identified therein.

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

STONEPATH GROUP, INC.

Date: August 9, 2005	/s/ Jason Totah
Jason Totah
Chief Executive Officer

Date: August 9, 2005	/s/ Thomas L. Scully
Thomas L. Scully
Chief Financial Officer

Date: August 9, 2005	/s/ Robert T. Christensen
Robert T. Christensen
Vice President, Controller and
Principal Accounting Officer