Form 10-Q
period 2005-09-30
STONEPATH GROUP INC
filed 2005-11-09
CIK 1093546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

2200 Alaskan Way, Suite 200
Seattle, WA 98121
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 336-5400

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

There were 43,712,726 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at November 4, 2005.

STONEPATH GROUP, INC.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2005 and December 31, 2004
Consolidated Statements of Operations - Three- and Nine-months ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows - Nine-months ended September 30, 2005 and 2004
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

STONEPATH GROUP, INC.
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$5,387,335	$2,800,645
Accounts receivable, net	72,040,653	64,064,382
Prepaid expenses and other current assets	2,022,179	2,559,858

Total current assets	79,450,667	69,424,885

Goodwill	40,579,684	37,278,661
Technology, furniture and equipment, net	6,862,045	7,595,859
Acquired intangibles, net	5,632,364	7,079,986
Note receivable, related party	87,500	87,500
Other assets	4,070,185	1,479,181
Total assets	$136,681,945	$122,946,072
Liabilities and Stockholders’ Equity
Current liabilities:
Lines of credit	$5,000,000	$16,911,700
Note payable	1,897,539	—
Accounts payable	49,513,771	38,537,750
Earn-outs payable	2,640,045	2,645,695
Accrued payroll and related expenses	3,509,204	3,192,889
Accrued restructuring costs	2,054,384	741,637
Capital lease obligation	335,419	1,510,461
Accrued expenses	6,158,665	5,627,276

Total current liabilities	71,109,027	69,167,408

Long-term debt	17,916,269	—
Other long-term liabilities	161,537	2,064,128
Deferred tax liability	2,189,100	1,650,900

Total liabilities	91,375,933	72,882,436

Minority interest	5,996,022	5,094,336
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 43,712,726 and 42,839,795 shares at 2005 and 2004, respectively	43,713	42,840
Additional paid-in capital	223,933,281	221,728,796
Accumulated deficit	(184,932,667)	(176,806,892)
Accumulated other comprehensive income	265,663	35,856
Deferred compensation	—	(31,300)

Total stockholders’ equity	39,309,990	44,969,300

Total liabilities and stockholders’ equity	$136,681,945	$122,946,072

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenue	$111,311,674	$109,711,414	$301,328,275	$256,405,516
Cost of transportation	87,971,539	84,638,366	235,451,678	195,515,923

Net revenue	23,340,135	25,073,048	65,876,597	60,889,593

Personnel costs	11,805,255	13,600,160	35,395,425	36,628,969
Other selling, general and administrative costs	7,985,747	8,608,533	26,266,035	22,080,720
Depreciation and amortization	1,163,778	1,039,742	3,460,457	3,023,520
Restructuring charges	—	—	3,448,209	—

Income (loss) from operations	2,385,355	1,824,613	(2,693,529)	(843,616)

Other income (expense):
Loan refinancing costs	(911,998)	—	(911,998)	—
Interest expense, net	(871,469)	(174,924)	(2,004,697)	(269,967)
Provision for excess earn-out payments	—	—	—	(3,075,190)
Other income (expense), net	(3,838)	(33,865)	74,828	(69,149)

Income (loss) from continuing operations before income tax expense and minority interest	598,050	1,615,824	(5,535,396)	(4,257,922)
Income tax expense	481,016	964,061	1,688,693	1,607,532

Income (loss) from continuing operations before minority interest	117,034	651,763	(7,224,089)	(5,865,454)
Minority interest	296,584	545,996	901,686	1,098,032
Income (loss) from continuing operations	(179,550)	105,767	(8,125,775)	(6,963,486)
Loss from discontinued operations, net of tax	—	(50,000)	—	(50,000)

Net income (loss)	$(179,550)	$55,767	$(8,125,775)	$(7,013,486)

Basic and diluted income (loss) per common share -
Continuing operations	$—	$—	$(0.19)	$(0.17)
Discontinued operations	—	—	—	—

Basic and diluted income (loss) per common share	$—	$—	$(0.19)	$(0.17)

Basic weighted average shares outstanding	43,712,726	41,352,322	43,550,871	40,099,518

Diluted weighted average shares and share equivalents outstanding	43,712,726	45,773,006	43,550,871	40,099,518

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months ended September 30,
	2005	2004
Cash flow from operating activities:
Net loss	$(8,125,775)	$(7,013,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	538,200	363,000
Depreciation and amortization	3,460,457	3,023,520
Minority interest in income of subsidiaries	901,686	1,098,032
Stock-based compensation	31,300	42,474
Loss (Gain) on disposal of technology, furniture and equipment and other	(57,436)	8,350
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,976,271)	(13,880,578)
Prepaid expenses and other assets	48,483	378,987
Accounts payable and accrued expenses	13,259,122	10,092,245

Net cash provided by (used in) operating activities	2,029,766	(5,887,456)

Cash flows from investing activities:
Purchases of technology, furniture and equipment	(1,049,534)	(4,070,129)
Payment of earn-out	(2,452,125)	(3,431,285)
Proceeds from sales of technology, furniture and equipment	129,390	—
Acquisition of business, net of cash acquired	—	(6,837,119)
Loans made	—	(75,000)

Net cash used in investing activities	(3,372,269)	(14,413,533)

Cash flows from financing activities:
Proceeds from line of credit, net	6,004,569	18,119,900
Principal payments on capital lease	(1,245,655)	(551,670)
Payment of debt issuance costs	(1,109,528)	—
Proceeds from issuance of common stock upon exercise of options and warrants	—	1,782,819

Net cash provided by financing activities	3,649,386	19,351,049

Effect of foreign currency translation	229,807	47,919

Net increase (decrease) in cash and cash equivalents	2,586,690	(902,021)
Cash and cash equivalents at beginning of period	2,800,645	3,074,151

Cash and cash equivalents at end of period	$5,387,335	$2,172,130

Cash paid for interest	$1,834,892	$305,215

Cash paid for income taxes	$61,597	$98,602

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$854,548	$100,000
Issuance of common stock in connection with Employee Stock Purchase Plan	57,089	224,170
Issuance of warrants in connection with loan refinancing	1,293,721	—
Increase in goodwill related to accrued earn-out payments	2,300,000	—
Issuance of warrants for consulting services	—	70,000
Increase in technology, furniture and equipment and capital lease obligation	—	390,754
Increase in common stock from conversion of Series D convertible preferred stock	—	149
Issuance of common stock in connection with exercise of options	—	511,068

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2005

(1)                                 Nature of Operations and Basis of Presentation

Stonepath Group, Inc. and subsidiaries (the “Company”) is a non-asset based third-party logistics services company providing supply chain solutions on a global basis.  A full range of time-definite transportation and distribution solutions is offered through the Company’s Domestic Services platform, where the Company manages and arranges for the movement of raw materials, supplies, components and finished goods for its customers.  These services are offered through the Company’s domestic air and ground freight forwarding business.  A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company’s International Services platform.  In addition to these core service offerings, the Company also provides a broad range of value added supply chain management services, including warehousing, order fulfillment and inventory management.  The Company services a customer base of manufacturers, distributors and national retail chains through a network of owned offices in North America and Puerto Rico, strategic locations in Asia, South America and Europe, and service partners strategically located around the world.

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

The Company has experienced losses from operations, and has an accumulated deficit.  In addition the Company has experienced negative cash flow from operations in earlier years.  In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon profitable future operations of the Company and generation of cash flow sufficient to meet its obligations.  The Company believes that operating improvement and cost reduction actions implemented in the first half of 2005 coupled with existing availability on its credit facilities will provide the Company with adequate liquidity to provide uninterrupted support for its business operations through at least September 30, 2006.

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2005.

(2)                                 Restructuring Charges

In November 2004, the Company commenced a restructuring program, engineered to accelerate the integration of its businesses and improve the Company’s overall profitability.  Currently, the Company has consolidated its corporate headquarters and is in the process of consolidating its domestic and international divisional headquarters into one central management facility in Seattle, Washington. This streamlining will eliminate unnecessary duplication of efforts as well as provide a much more cohesive day-to-day management coordination capability and improved internal controls. In addition, the restructuring initiative included the rationalization of technology systems, personnel and facilities throughout the U.S.  In connection with this plan, the Company recorded pre-tax restructuring charges of $3,448,209 during the six-month period ended June 30, 2005.  No additional restructuring charges were recorded during the three-month period ended September 30, 2005.  A summary of 2005 restructuring charges, cash payments and related liabilities is as follows:

	Liability Balance, January 1, 2005	Restructuring Charges	Cash Payments	Liability Balance, September 30, 2005

Personnel	$666,408	$657,289	$(978,497)	$345,200
Lease terminations:
Building	75,229	2,200,010	(566,055)	1,709,185
Equipment	—	590,910	(590,910)	—

	$741,637	$3,448,209	$(2,135,462)	$2,054,384

Personnel charges primarily relate to contractual obligations incurred in 2005 with certain executives. Lease termination costs relate to vacating certain Domestic facilities, vacating and relocating the Company’s former corporate headquarters in Philadelphia, and the disposal of related leased equipment.  All restructuring charges will result in cash payments in future periods through 2008.  The Company does not expect to incur additional restructuring costs during the remainder of 2005.

(3)                                 Loan Refinancing Costs

As more fully discussed in Note (7), on August 31, 2005, the Company completed a refinancing of its $25,000,000 U.S. revolving credit facility.  In connection with this transaction, the Company incurred a charge of $911,998, reflecting payment of a prepayment fee and the expensing of previously deferred loan issue costs.

(4)                                 Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation cost for stock options granted to employees and members of the board of directors is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount the grantee must pay to acquire the stock.  The Company accounts for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The table below illustrates the effect on net income or loss and income or loss per common share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(179,550)	$55,767	$(8,125,775)	$(7,013,486)
Add: stock-based employee compensation expense included in reported net loss	—	—	—	22,174
Deduct: total stock-based compensation expense determined under fair value method for all awards	(61,694)	(1,051,036)	(1,837,482)	(4,147,125)

Pro forma net loss	$(241,244)	$(995,269)	$(9,963,257)	$(11,138,437)

Basic and diluted loss per common share:
As reported	$—	$—	$(0.19)	$(0.17)
Pro forma	(0.01)	(0.02)	(0.23)	(0.28)

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payment.  SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards.  When measuring the fair value of these awards, companies can choose from two different pricing models that reflect their specific circumstances and the economics of their transactions.  The Company is in the process of selecting one of three transition methods available under SFAS 123R.  Accordingly, the Company has not yet determined the impact on its consolidated financial statements of adopting SFAS 123R.  In April 2005, the SEC adopted a new rule which delayed the date for compliance with SFAS 123R.  The new effective date for the Company is January 1, 2006.

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

In addition, the Company agreed to pay the seller 55% of Shaanxi’s accounts receivable balances, net of assumed liabilities, existing on the date of acquisition realized in cash within 180 days following the acquisition with a targeted distribution date in August 2004.  Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date from August 2004 to an initial payment of $1,045,000 on or before November 15, 2004, and the final payment of $868,000 on or before March 31, 2005.  The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from being due when collected to March 31, 2005. On March 21, 2005, the Company and the seller entered into a financing arrangement whereby the amount due on March 31, 2005 was extended to March 31, 2006 through the execution of a note between the seller and the Company with interest at 10% per annum.  The note balance of $1,897,539 is classified in current liabilities under the caption note payable in the consolidated balance sheet at September 30, 2005.  The note was included in other long-term liabilities in the consolidated balance sheet at December 31, 2004.

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

The following unaudited pro forma information for the nine months ended September 30, 2004 is presented as if the acquisition of Shaanxi had occurred on December 1, 2003, using the one month lag consolidation policy (in thousands, except earnings per share):

Nine months ending September 30, 2004

Total revenue	$280,961
Net loss	(6,275)
Loss per share:
Basic and diluted	$(0.15)

(6)                                 Acquired Intangible Assets

Information with respect to acquired intangible assets is as follows:

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$11,042,100	$6,062,418	$11,042,100	$4,813,229
Covenants-not-to-compete	1,506,000	853,318	1,506,000	654,885

Total	$12,548,100	$6,915,736	$12,548,100	$5,468,114

Aggregate amortization expense:

For the three-months ended September 30, 2005	$454,706
For the three-months ended September 30, 2004	584,614
For the nine-months ended September 30, 2005	1,438,659
For the nine-months ended September 30, 2004	1,707,234

Estimated aggregate amortization expense:

For the remainder of the year ended December 31, 2005	$420,000
For the year ended December 31, 2006	1,547,000
For the year ended December 31, 2007	1,254,000
For the year ended December 31, 2008	931,000
For the year ended December 31, 2009	607,000
For the year ended December 31, 2010	482,000

(7)                                 Revolving Credit Facilities

U.S. Credit Facility

On August 31, 2005, the Company entered into several agreements with Laurus Master Fund, Inc. (“Laurus”), to provide a new $25,000,000 U.S. revolving credit facility (“U.S. Facility”) which replaced its previous revolving credit facility held by Zohar II 2005-1, Limited, an affiliate of Patriarch Partners, LLC (“Patriarch”).  In connection with establishing the U.S. Facility with Laurus, the Company entered into two principal borrowing agreements and a warrant agreement, the terms of which are as follows:

Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) – The Minimum Borrowing Note has a principal amount of $10,000,000, has a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%.  The Minimum Borrowing Note is convertible into the Company’s common stock at a conversion price of $1.08 per share subject to customary antidilution adjustments.  A total of 9,259,259 shares of the Company’s common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note.  Assuming the Company has registered the shares necessary to complete the full conversion of the Minimum Borrowing Note, and if the market price of the Company’s common stock for the last five trading dates of any month exceeds the conversion price of $1.08 per share by 25%, then the interest rate for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.08.

In the event that the Minimum Borrowing Note has been converted in full into the Company’s common stock and there remains at least $11,000,000 outstanding under the U.S. Facility, then a new Minimum Borrowing Note will be issued.  The terms of the new Minimum Borrowing Note would be the same as the initial note except for the conversion price, which would be 115% of the average closing price of the Company’s common stock for the ten trading days immediately prior to the date of the issuance of a new Minimum Borrowing Note, but in no event greater than 120% of the closing price of the Company’s common stock on such date.

Secured Revolving Note (“Revolving Note”) – The Revolving Note covers borrowing outstanding under the facility that are not represented by the Minimum Borrowing Note.  The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note.

Common Stock Purchase Warrants (“Warrant”) – The Warrant entitles Laurus to purchase 2,500,000 shares of the Company’s common stock for a period of five years, at an exercise price that varies with the number of shares purchased under the Warrant.  The exercise price is $1.13 for the first 900,000 shares, $1.41 for the next 700,000 shares, $4.70 for the next 450,000 shares and $7.52 for the remaining 450,000 shares.  The Warrants were recorded at their fair value of $1,293,721, as measured using the Black-Scholes option-pricing model.  The Warrants are included in other assets on the consolidated balance sheet and are being amortized to interest expense over the three-year term of the Facility on a straight line-basis.

The level of eligible accounts receivable of the Company limits the amounts available to be borrowed under the Minimum Borrowing Note and Revolving Note.  The U.S. Facility generally provides for an advance rate of 90% of eligible accounts receivable.  The U.S. Facility does not contain financial covenants although it does have affirmative and negative covenants, including the requirement for consent from the lender for certain actions, including future acquisitions, the payment of cash dividends or a merger.  The Minimum Borrowing Note and Revolving Note are further secured by a global security interest in substantially all the assets of the Company’s domestic subsidiaries, excluding any stock held in a foreign subsidiary.

To complete the transaction, the Company paid a loan fee to Laurus of $875,000, which is included in other assets and is being amortized to expense over the term of the facility.  Additionally, prepayment fees due upon early termination of the previous domestic credit facility and expensing of previously capitalized loan issue costs resulted in a charge of $911,998 being recorded during the three-months ended September 30, 2005.

As of September 30, 2005, the Company had $10,000,000 outstanding under Minimum Borrowing Note and $7,916,269 outstanding under the Revolving Note.  Based on the level of eligible receivables there was additional borrowing availability of $2,080,000 under the Revolving Note.

In April and May 2005, the Company had amended its previous credit facility to assign the facility’s interest to Patriarch in addition to making changes to other key terms, including changes to certain restrictive covenants.  As noted above, the agreement with Laurus replaced this amended facility.

Offshore Credit Facility

In October, 2004, a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a Term Credit Agreement with Hong Kong League Central Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender.  The Term Credit Agreement provided Asia Holdings with the right to borrow an initial amount of $3,000,000 and up to an additional $7,000,000 upon the satisfaction of certain conditions.  Asia Holdings borrowed $3,000,000 on November 4, 2004 and $2,000,000 on February 16, 2005.  The borrowings under the Term Credit Agreement were secured by floating charges on the foreign accounts receivable of three of its subsidiaries, Planet Logistics Express (Singapore) Pte. Ltd., G-Link Express (Singapore) Pte. Ltd., and Stonepath Logistics (Hong Kong) Limited.  All borrowings under the Term Credit Agreement bore interest at an annual rates of between 12% and 15% and were to be repaid on or before November 4, 2005.  Stonepath Group, Inc. has guaranteed the obligations of Asia Holdings under the Term Credit Agreement.  The outstanding balance on the Term Credit Agreement was $5,000,000 at September 30, 2005.

On October 26, 2005 the Company exchanged $3,000,000 of principal outstanding under the Term Credit Agreement for 30,000 newly issued preferred shares of Asia Holdings and extended the maturity date for the repayment of $1,000,000 of the remaining $2,000,000 outstanding principal under the Term Credit Agreement to November 4, 2007.  The preferred shares are convertible into the Company’s common stock at a conversion price of $1.08 per share.  Dividends on the preferred shares accumulate at a rate of 12% payable monthly in cash or, at the option of the Company, payable in additional preferred shares.  A total of 2,777,778 shares of the Company’s common stock would be issued upon the full conversion of the preferred shares, assuming dividends are paid in cash.  The remaining $1,000,000 due under the Term Credit Agreement would be unsecured, bear interest at an annual rate of 12%, and previous security provided through floating rate charges would be released.  No additional borrowing availability exists under the Term Credit Agreement.  The Company also issued warrants to the Lender entitling the holders to purchase 277,778 shares of the Company’s common stock at an exercise price of $1.13 for a period of four years.  The Company does not anticipate that these warrants will have a material affect on the Company’s financial position or results of operations at the time of issuance.

(8)                                 Commitments and Contingencies

The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain.  These cases were consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company’s shares between March 29, 2002 and September 20, 2004, and alleges claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs.  The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Company and the individual defendants believe that this action was without merit, have filed a motion to dismiss this action and intend to vigorously defend against the claims raised in this action.  On October 27, 2005, the Court granted the defendants’ motion to dismiss the plaintiff’s complaint with leave to file an amended complaint.

The Company was named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971.  Also named as defendants in the action were all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, officer Thomas L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002.  These claims were based upon the allegation that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading.  The complaint alleged that the statements were materially misleading because they understated the Company’s accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls.  The derivative action sought compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Court granted the defendants’ motion to dismiss this action on September 27, 2005 and the plaintiff has filed a notice of appeal on October 26, 2005.  The Company and the individual defendants believe that the action was without merit and intend to vigorously defend against the claims raised in this action.

On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement.  At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement.  Subject to the purchase, Stonepath Logistics Domestic Services, Inc. and Mr. Burke entered into an Employment Agreement.  Mr. Burke’s complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest.  In early October 2005, the Wayne County Circuit Court granted the defendant’s motion to dismiss the lawsuit and to compel arbitration.  The court ordered, and the parties agreed, to submit the issues concerning the plaintiff’s objections regarding the earn-out calculation under the Stock Purchase Agreement to a national accounting firm and to submit plaintiff’s claim relating to the Employment Agreement and defendant’s counterclaims to a different neutral arbitrator.  The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them.  In addition, the Company is seeking $456,000 in excess earn-out payments that were paid to Mr. Burke.

The Company has received notice that the Securities and Exchange Commission (“Commission”) is conducting an informal inquiry to determine whether certain provisions of the federal securities laws have been violated in connection with the Company’s accounting and financial reporting in connection with the restatement of the Company’s financial statements for the years ended December 31, 2001, 2002 and 2003 and the first two quarters of 2004.  As part of the inquiry, the staff of the Commission has requested information relating to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group,

Inc. and additional background information for the period from October 5, 2001 to December 2, 2004. The Company is voluntarily cooperating with the staff.

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

(9)                                 Stockholders’ Equity

In connection with the December 2003 acquisition of the Malaysia operations of the G Link Group, the Company agreed to pay $102,000, as additional consideration on a post-closing basis, for net assets acquired amounting to $102,000 through the issuance of common stock.  In May 2005, 41,757 shares of the Company’s common stock were issued to complete this transaction.

In connection with the Shaanxi acquisition, as of February 9, 2005 the Company had issued 752,157 shares of its common stock.  Because the ultimate number of shares issued in connection with the transaction were contingent on the financial performance of Shaanxi through December 31, 2004, and the trading price of the Company’s common stock on February 9, 2005, such shares were not reflected as outstanding securities in the accompanying consolidated financial statements for periods prior to February 9, 2005.  As discussed in Note (5), 630,915 shares were originally designated for issuance with this transaction as of the date of acquisition and 121,242 shares were issued upon ultimate completion of all contingent matters.

Stock option activity for the nine months ended September 30, 2005 included the grant to an employee of 30,000 options to purchase common shares at a price of $0.70 per share.  The option price was the trading price of the Company’s common stock on the date of the grant.  Additionally, 467,406 options were cancelled during the first nine-months of 2005.

As discussed in Note (7), in connection with entering into a new loan facility, 2,500,000 warrants were issued on August 31, 2005 at various exercise prices between $1.13 and $7.52 per share and were recorded at a fair value of $1,293,721.  Additionally, 1,208,784 warrants expired during the first nine-months of 2005 relating to warrants issued prior to 2005.

On April 29, 2005, 79,016 shares of common stock were issued to satisfy obligations to employees under the Company’s Employee Stock Purchase Plan.

During the nine-month period ended September 30, 2004, holders converted 149,293 shares of the Company’s Series D Preferred Stock into 1,492,930 shares of the Company’s common stock.

(10)                           Earnings (Loss) per Share

Basic earnings (loss) per common share and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and convertible securities if dilutive.  Dilutive shares for the three-month period ended September 30, 2004 were 4,420,684.  The inclusion of these dilutive shares did not cause diluted earnings per share to differ from basic earnings per share for this period.  Certain stock options, warrants and convertible securities were excluded from the calculation of diluted earnings (loss) per common share because their effect was antidilutive.  The total number of such shares excluded from diluted earnings (loss) per common share are 12,892,847 and 9,628,684 for the three-month periods ended September 30, 2005 and 2004, respectively and 11,463,372 and 8,777,902 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Also, the 630,915 shares of common stock issued in connection with the Shaanxi acquisition were subject to pro rata forfeiture based upon the financial performance of Shaanxi through December 31, 2004.  Accordingly, such shares have been excluded from the calculation of basic and diluted loss per common share for the three- and nine-month periods ended September 30, 2004.

(11)                           Income Taxes

The components of income tax expense consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
U.S. federal	$155,400	$105,200	$466,200	$315,600
State	37,505	76,137	156,999	156,737
Foreign	288,111	782,724	1,065,494	1,135,195
	$481,016	$964,061	$1,688,693	$1,607,532

The Company has accumulated net operating losses (NOLs).  Due to the uncertainty surrounding the realization of the NOLs, the Company has placed a valuation allowance on its deferred tax assets.  Income tax expense for the three- and nine-month periods ended September 30, 2005 and 2004 resulted primarily from non-U.S.-based earnings, state income taxes and deferred income taxes arising from the amortization of goodwill for income tax purposes.

(12)                           Related Party Transactions

The Company, through its Shaanxi subsidiary, advanced $416,000 to the principal minority shareholder of Shaanxi, who is also a current officer.  The advance is repayable, at the Company’s option, in cash or by the contribution to Shaanxi of 100% of the stock in a newly opened Taiwan logistics company currently owned by that individual.  The Company has a note payable outstanding to this minority shareholder amounting to $1,897,539 in connection with the acquisition of Shaanxi as discussed in Note 5.

(13)                           Segment Information

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

	Three months ended September 30, 2005
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$29,672	$81,640	$—	$111,312
Intersegment revenue	100	55	—	155
Segment operating income	1,036	1,349	—	2,385

	Three months ended September 30, 2004
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$37,822	$71,889	$—	$109,711
Intersegment revenue	4	123	—	127
Segment operating income (loss)	(823)	2,648	—	1,825

	Nine months ended September 30, 2005
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$91,608	$209,720	$—	$301,328
Intersegment revenue	175	162	—	337
Segment operating income (loss)	(4,862)	2,170	—	(2,694)

Segment assets	40,177	90,614	5,891	136,682
Segment goodwill	19,731	20,849	—	40,580

	Nine months ended September 30, 2004
	Domestic Services	International Services	Corporate	Total
Revenue from external customers	$105,685	$150,720	$—	$256,405
Intersegment revenue	14	217	—	231
Segment operating income (loss)	(4,816)	3,973	—	(844)

Segment assets	43,642	68,941	12,086	124,669
Segment goodwill	19,641	14,823	—	34,464

The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenue:
United States	$57,930	$70,285	$170,974	$178,281
Asia	49,239	35,815	118,331	65,761
North America (excluding the United States)	97	190	350	1,128
Europe	2,020	2,051	5,686	5,900
South America	1,236	807	4,149	2,697
Other	790	563	1,838	2,638

Total	$111,312	$109,711	$301,328	$256,405

The following table presents long-lived assets by geographic area (in thousands):

	September 30,
	2005	2004
United States	$5,965	$10,106
Asia	771	663
South America	112	114
Europe	14	—

Total long-lived assets	$6,862	$10,883

Cash held with foreign banks amounted to $5,607,000 at September 30, 2005.

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

OVERVIEW

We are a non-asset based third-party logistics services company providing supply chain solutions on a global basis.  We offer a full range of time-definite transportation and distribution solutions through our Domestic Services platform, where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers.  These services are offered through our domestic air and ground freight forwarding business.  We also offer a full range of international logistics services, including international air and ocean transportation as well as customs house brokerage services, through our International Services platform.  In addition to these core services, we provide a broad range of value-added supply chain management services, including warehousing, order fulfillment and inventory management solutions.  We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 22 major metropolitan areas in North America, Puerto Rico, 17 locations in Asia, six locations in Brazil and one location in Europe, as well as an extensive network of independent carriers and service partners strategically located around the world.

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

We have completed, to date, the acquisition of 16 logistics companies and are currently working to improve profitability by further consolidating and rationalizing our facilities and personnel within the U.S.  Our existing domestic credit facility requires the lender’s consent for further acquisitions.  If and when our acquisition program is resumed, we do not expect it to continue at its historic pace because of our desire to optimize and fully integrate new acquisitions into our existing facilities, personnel and services.

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

A majority of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy.  Our current international operations are focused principally on the shipment of goods into and out of the United States and Asia and are dependent on the volume of international trade with the United States.  Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States.  The following factors could adversely affect our current international operations, as well as the growth of those operations:

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

Our operating results will be affected as acquisitions occur.  Since all acquisitions are made using the purchase method of accounting for business combinations, our consolidated financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the dates of acquisition.  To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, as such, our third quarter includes results from our offshore operations for the period June 1 through August 31.  As a result of the one-month lag, the operating results of Shaanxi were first reflected in our consolidated financial statements beginning in April 2004.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2005 compared to quarter ended September30, 2004

The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

	Quarter ended September 30,		Change
	2005	2004	Amount	Percentage
Total revenue	$111,312	$109,711	$1,601	1.5%
Transportation revenue	$105,380	$103,999	1,381	1.3
Cost of transportation	87,971	84,638	3,333	3.9
Net transportation revenue	17,409	19,361	(1,952)	(10.1)
Net transportation margin	16.5%	18.6%

Customs brokerage	1,889	1,683	206	12.2
Warehousing and other value added services	4,042	4,029	13	0.3
Total net revenue	$23,340	$25,073	$(1,733)	(6.9)%
Net revenue margin	21.0%	22.9%

Total revenue was $111.3 million in the third quarter of 2005, an increase of 1.5% or $1.6 million over total revenue of $109.7 million in the third quarter of 2004.  There were no domestic or international acquisitions in 2005 or 2004 affecting the quarterly comparability of year over year results.  The Domestic Services platform recorded $29.7 million in total revenue for the third quarter of 2005, a decline of $8.2 million or 21.7% compared to $37.9 million recorded in the same period of 2004.  The decline in Domestic Services total revenue was due to lower automotive related business caused by the difficult economic conditions of domestic automobile manufacturers and reduced volume from a major customer.  The decline in revenue from this major customer, which was approximately $7.2 million less in the third quarter of 2005 than was recorded in the third quarter of 2004, resulted from the customer selling a line of business we serviced and realigning a distribution program to an in-house operation.  The International Services platform recognized $81.6 million in total revenue for the third quarter of 2005, a year over year improvement of $9.8 million or 13.7%. International Services experienced a strong revenue increase in its Asia businesses, which offset a decline of $2.4 million in its U.S. recorded international revenues during the third quarter. The revenue increase in the third quarter was achieved despite a labor strike at the primary carrier that services our China operations and resulted in certain volumes being diverted to other freight forwarders. Growth is attributable to increases in volume from existing customers and development of new customer relationships.

Net transportation revenue was $17.4 million in the third quarter of 2005, a decrease of 10.1% compared to net transportation revenue of $19.4 million in the third quarter of 2004.  The Domestic Services platform recorded $8.0 million in net transportation revenue for the third quarter of 2005, a decrease of $0.9 million or 9.9% over the same prior year period.  The International Services platform recognized $9.4 million in net transportation revenue for the third quarter of 2005, a year over year decline of $1.1 million or 10.3%. We estimate this negative impact of the strike on our net transportation revenue to be $750,000 in the third quarter of 2005.

Net transportation margins decreased to 16.5% for the third quarter of 2005 from 18.6% for the third quarter of 2004.  For the third quarter of 2005, net transportation margins for the Domestic Services platform increased to 30.6% from 25.8% in the same period in 2004. Domestic margins were favorably impacted by price increases implemented during the first nine months of 2005 and reductions of less profitable business. For the International Services platform, net transportation margins declined to 11.8% in the third quarter of 2005 from 15.0% in the same period in 2004. The decline in International Services margin was attributable to several factors, including higher costs resulting from a labor strike at an airline that provides significant lift capacity for our Asia export business.  While we continued to service business through the time of the strike, we were forced to pay higher airline rates which couldn’t be fully recovered from our customers. Further, our margins on new and existing business tend to be lower due to competitive pricing pressures.

Net revenue was $23.3 million in the third quarter of 2005, a decrease of 6.9% over net revenue of $25.1 million in the third quarter of 2005. The Domestic Services platform delivered $11.3 million in net revenue for the third quarter of 2005, a 7.3% decline compared to the $12.3 million in net revenue recorded in the third quarter of 2004.  The International Services platform delivered $12.0 million in net revenue for the third quarter of 2005, a year over year decline of $0.8 million or 6.5%.

Net revenue margins decreased to 21.0% for the third quarter of 2005 compared to 22.9% for the same prior year period.  Net revenue margins for Domestic Services improved to 38.3% from 32.3%.  For the International Services platform, net transportation margins declined to 14.7% from 17.9%.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Quarter ended September 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$23,340	100.0%	$25,073	100.0%	$(1,733)	(6.9)%
Personnel costs	11,805	50.6	13,600	54.3	(1,795)	(13.2)
Other selling, general and administrative costs	7,986	34.2	8,608	34.3	(622)	(7.2)
Depreciation and amortization	1,164	5.0	1,040	4.1	124	11.9

Total operating costs	20,955	89.8	23,248	92.7	(2,293)	(9.9)
Income from operations	2,385	10.2	1,825	7.3	(560)	(30.7)
Loan refinancing costs	(912)	(3.9)	—	—	(912)	NM
Other income (expense), net	(875)	(3.7)	(209)	(0.9)	(666)	NM

Income from continuing operations before income tax expense and minority interest	598	2.6	1,616	6.4	(1,018)	(63.0)
Income tax expense	481	2.1	964	3.8	(483)	(50.1)
Income from continuing operations before minority interest	117	0.5	652	2.6	(535)	(82.1)
Minority interest	297	1.3	546	2.2	(249)	(45.8)

Income (loss) from continuing operations	(180)	(0.8)	106	0.4	(286)	NM

Loss from discontinued operations, net of tax	—	—	(50)	(0.2)	50	NM

Net income (loss)	$(180)	(0.8% )	$56	0.2%	$(236)	NM

Personnel costs were $11.8 million for the third quarter of 2005, a decrease of 13.2% from $13.6 million recorded in the third quarter of 2004.  The decrease in personnel costs is attributable to lower U.S. personnel costs and lower temporary labor requirements to support Domestic Services business.  This decrease was offset by additional costs incurred to support new International Services business. Personnel costs as a percentage of net revenue decreased to 50.6% in the third quarter of 2005 from 54.3% in the third quarter of 2004.  Compared to September 30, 2004, headcount decreased by 5.0% or 59 employees to a total of 1,119.  Headcount has also decreased 4.3% or 50 employees since December 31, 2004.  We have been aggressively rationalizing our U.S. operations, including our employment level, as part of our previously announced restructuring program.

Other selling, general and administrative costs were $8.0 million for the third quarter of 2005, a decrease of 7.2% compared to $8.6 million recorded in the third quarter of 2004.  This decrease is primarily due to lower facilities, equipment, and continued management focus on lowering costs to improve profitability.  As a percentage of net revenue, other selling, general and administrative costs decreased to 34.2% in the third quarter of 2005 from 34.3% in the third quarter of 2004.

Depreciation and amortization was $1.2 million in the third quarter of 2005, compared to $1.0 million recorded in the third quarter of 2004.  Higher depreciation levels are primarily due to increases in technology related capital expenditures for information systems placed in service since the fourth quarter of 2004. Depreciation and amortization as a percentage of net revenue increased to 5.0% in the third quarter of 2005 from 4.1% in the third quarter of 2004.

As a result of the matters above, income from operations was $2.4 million in the third quarter of 2005, as compared to income of $1.8 million in the third quarter of 2004.  While sequential improvement has taken place in operating performance since the first quarter of 2005 and the same period a year ago, we are continuing to pursue opportunities to grow the business, improve net revenue margins and lower costs.

In connection with refinancing our U.S. revolving credit facility we incurred a charge of $0.9 million, reflecting payment of a prepayment fee and the expensing of previously deferred loan issue costs.

Other income (expense) principally consists of interest expense. Interest expense for the third quarter of 2005 was $0.9 million compared to $0.2 million in the third quarter of 2004.  The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities coupled with higher average interest rates contained in the revolving credit agreements we had in place during the quarter.  Average borrowing levels were affected by our Asia borrowings, which did not exist in the prior year.

Income tax expense for the third quarter of 2005 was $0.5 million compared to $1.0 million in the third quarter of 2004.  A portion of our tax expense is associated with earnings from our overseas operations.  The foreign income tax provision decreased to $0.3 million in the third quarter of 2005 compared to $0.8 million in the third quarter of 2005 due to lower non U.S. based earnings. The balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.  We have accumulated U.S. federal net operating losses and had carryforwards of approximately $47.0 million as of December 31, 2004 which will expire beginning 2018 through 2024.

Net loss was $180,000 in the third quarter of 2005, compared to a net income of $56,000 in the third quarter of 2004.  Basic and diluted income per common share amounts were zero for the third quarter of 2005, the same as was reported in the third quarter of 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

	Nine months ended September 30,		Change
	2005	2004	Amount	Percentage
Total revenue	$301,328	$256,405	$44,923	17.5%
Transportation revenue	$282,787	$239,633	43,154	18.0
Cost of transportation	235,452	195,516	39,936	20.4
Net transportation revenue	47,335	44,117	3,218	7.3
Net transportation margin	16.7%	18.4%

Customs brokerage	6,067	6,784	(717)	(10.6)
Warehousing and other value added services	12,475	9,988	2,487	24.9
Total net revenue	$65,877	$60,889	$4,988	8.2%
Net revenue margin	21.9%	23.7%

Total revenue was $301.3 million in the first nine months of 2005, an increase of 17.5% over total revenue of $256.4 million in the first nine months of 2004.  $46.6 million of growth in total revenue was primarily attributable to acquisitions made in China and South America in the first quarter of 2004, with same store revenues declining $1.7 million.  The Domestic Services platform recorded $91.6 million in total revenue for the first nine months of 2005, a decline of 13.3% compared to $105.7 million in same period in 2004.  There were no domestic acquisitions in 2005 or 2004 affecting the comparability of this platform’s results.  The decline in Domestic Services total revenue was due to lower automotive related business caused by the difficult economic conditions of domestic automobile manufacturers and reduced volume from a major customer.  The decline in revenue from this major customer, which was approximately $13.9 million less in the first nine months of 2005 than was recorded in the same period of 2004, resulted from the customer selling a line of business we serviced and realigning a distribution program to an in-house operation.  The International Services platform recognized $209.7 million in total revenue for the first nine months of 2005, a year over year improvement of $59.7 million or 39.2%, with $12.4 million of the increase coming from same store growth and the remaining $46.6 million improvement attributed to our acquisitions.

Net transportation revenue was $47.3 million in the first nine months of 2005, an increase of 7.3% over net transportation revenue of $44.1 million in the first nine months of 2004.  $1.1 million, or 32.8% of the increase in net transportation revenue, was attributable to same store growth with $2.1 million, or 67.2% of the increase, attributable to acquisitions.  The Domestic Services platform recorded $22.9 million in net transportation revenue for the first nine months of 2005, a decline of 3.9% when compared to $23.8 million recorded in the first nine months of 2004.  The International Services platform recognized $24.4 million in net transportation revenue for the first nine months of 2005, a year over year improvement of $4.2 million or 20.5%, with $2.0 million of the increase resulting from same store growth and the remaining $2.2 million improvement attributed to acquisitions. Net transportation revenue was negatively impacted by a labor strike in China that resulted in higher transport cost to provide alternative lift capacity and diversion of customer volumes to other forwarders. We estimate the impact on net transportation revenue was $750,000 in the third quarter of 2005.

Net transportation margins decreased to 16.7% for the first nine months of 2005 from 18.4% for the same period in 2004.  For the first nine months of 2005, net transportation margins for the Domestic Services platform improved to 28.2% from 24.6% in the same period a year ago. Domestic margins were favorably impacted by price increases implemented during the first nine months of 2005 on certain significant customer relationships and reductions in less profitable business.   For the International Services platform, net transportation margins declined to 12.1% from 14.2% driven primarily by the mix of lower margin business acquired with the Shaanxi transaction, higher transport costs in the third quarter of 2005 resulting from an airline labor strike in China, coupled with competitive pressures which have lowered margins on existing and new business.

Net revenue was $65.9 million in the first nine months of 2005, an increase of 8.2% over net revenue of $60.9 million in the first nine months of 2004.  $2.9 million, or 57.9% of the increase in net revenue, was attributable to same store growth, with $2.1 million, or 42.1% of the increase, attributable to acquisitions.  The Domestic Services platform delivered $33.3 million in net revenue for the first nine months of 2005, a 2.5% increase over the $32.5 million in net revenue recorded in the first nine months of 2004.  The International Services platform recorded $32.6 million in net revenue for the first nine months of 2005, a year over year improvement of $4.2 million or 15.2%, with $2.1 million of the increase resulting from same store growth and the remaining $2.1 million improvement attributed to acquisitions.

Net revenue margins decreased to 21.9% for the first nine months of 2005 compared to 23.7% for the same prior in the year period.  Net revenue margins for Domestic Services improved to 36.3% from 30.7%. The International Services platform net transportation margins declined to 15.5% from 18.8%.

The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Nine months ended September 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$65,877	100.0%	$60,889	100.0%	$4,988	7.6%
Personnel costs	35,395	53.7	36,629	60.2	(1,234)	(3.4)
Other selling, general and administrative costs	26,267	39.9	22,080	36.3	4,187	19.0
Depreciation and amortization	3,461	5.3	3,024	4.9	437	14.5
Restructuring charges	3,448	5.2	—	—	3,448	NM

Total operating costs	68,571	104.1	61,733	101.4	6,838	11.1
Loss from operations	(2,694)	(4.1)	(844)	(1.4)	(1,850)	(219.2)
Loan refinancing costs	(912)	(1.4)	—	—	(912)	NM
Provision for excess earn-out payments	—	—	(3,075)	(5.1)	3,075	NM
Other income (expense), net	(1,929)	(2.9)	(339)	(0.5)	(1,590)	(469.0)

Loss from continuing operations before income tax expense and minority interest	(5,535)	(8.4)	(4,258)	(7.0)	(1,277)	(30.0)
Income tax expense	1,689	(2.6)	1,607	2.6	82	5.1
Loss from continuing operations before minority interest	(7,224)	(11.0)	(5,865)	(9.6)	(1,359)	(23.2)
Minority interest	902	1.4	1,098	1.8	196	(17.9)
Loss from continuing operations	(8,126)	(12.4)	(6,963)	(11.4)	(1,163)	(16.7)
Loss from discontinued operations	—	—	(50)	(0.1)	50	NM

Net loss	$(8,126)	(12.4)%	$(7,013)	(11.5)%	$(1,113)	(13.7)%

Personnel costs were $35.4 million for the first nine months of 2005, a decrease of 3.4% compared to $36.6 million recorded in the first nine months of 2004.  $1.5 million of incremental personnel costs were attributable to costs assumed as part of our acquisition program with the remaining decline of $2.7 million attributable to restructuring efforts afforded our U.S. operations and lower volumes in our Domestic Services platform.  Personnel costs as a percentage of net revenue decreased to 53.7% in the first nine months of 2005 from 60.2% in the first nine months of 2004. Compared to September 30, 2004, headcount decreased by 5.0% or 59 employees to a total of 1,119.  Headcount has also decreased 4.3% or 50 employees since December 31, 2004.  We have been aggressively rationalizing our U.S. operations, including our employment level, as part of our previously announced restructuring program.

Other selling, general and administrative costs were $26.3 million for the first nine months of 2005, an increase of 19.0% over $22.1 million for the same period of 2004.  $1.2 million of the increase is attributable to incremental costs assumed as part of our acquisition program with the remaining $2.9 million attributable to increased costs of the base business.  Negatively impacting this category of expense were approximately $1.0 million in higher legal, technology and Sarbanes-Oxley and audit related expenses incurred in the first quarter of 2005.  As a percentage of net revenue, other selling, general and administrative costs increased to 39.9% in the first nine months of 2005 from 36.3% in the first nine months of 2004.

Depreciation and amortization was $3.5 million in the first nine months of 2005, an increase of 14.5% over $3.0 million in the first nine months of 2004.  Depreciation and amortization as a percentage of net revenue increased to 5.3% in the first nine months of 2005 from 4.9% in the same period of 2004.  The increase in this category of expense is due to higher depreciation from technology and equipment assets acquired since the first quarter of 2004.

As part of our restructuring initiative announced in January 2005 we have rationalized the number of facilities in which we operate and the level of employment in the U.S.  We had completed the majority of this initiative as of the end of the second quarter of 2005 but continue to pursue opportunities to reduce costs while maintaining a high level of service to our customers. Restructuring charges recorded in the first nine months of 2005 due to this initiative were $3.4 million. We do not anticipate incurring additional restructuring charges during the balance of 2005.

In connection with refinancing our U.S. revolving credit facility in the third quarter of 2005, we incurred a charge of $0.9 million, reflecting payment of a prepayment fee and adjustments to previously deferred loan issue costs.

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

Other income (expense) principally consists of interest expense. Interest expense for the first nine months of 2005 was $2.1 million compared to $0.3 million in the comparable period of 2004.  The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities coupled with higher interest rates contained in our revolving credit agreements we had in place for the majority of 2005.  Average borrowings were also affected by our Asia borrowings, which did not exist in the prior year.

Income tax expense for the first nine months of 2005 was $1.7 million compared to $1.6 million in the first nine months of 2004.  A portion of our tax expense is associated with earnings from our overseas operations.  The foreign income tax provision amounted to $1.1 million or 63.1% of the consolidated income tax provision. The balance is due to state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.  We have accumulated U.S. federal net operating losses and had carryforwards of approximately $47.0 million as of December 31, 2004.

Net loss was $8.1 million in the first nine months of 2005, compared to a net loss of $7.0 million in the first nine months of 2004.  Basic loss per common share was $0.19 for the first nine months of 2005 compared to a basic net loss of $0.17 per common share for the same period in 2004.

FINANCIAL OUTLOOK

We anticipate our gross revenues will be in excess of $400 million in 2005. While we were pleased with the sequential improvement in our second and third quarter operating performance in comparison to the first quarter of 2005, we continue to look for opportunities to grow the business, improve net revenue margins and reduce costs while maintaining a high level of service to our customers.

LIQUIDITY AND CAPITAL RESOURCES

As we approach the next stage of our development, we need to augment our capital structure by obtaining additional capital from other sources to provide enhanced flexibility.  Additional forms of capital could take the form of subordinated debt, convertible preferred stock and/or common stock, among others.  Such enhancements to our capital structure would permit continued expansion.  There is no assurance we can raise additional capital from other sources.

Cash and cash equivalents totaled $5.4 million and $2.8 million as of September 30, 2005 and December 31, 2004, respectively.  Working capital was $8.3 million at September 30, 2005 compared to $0.3 million at December 31, 2004.  The increase in working capital was primarily due to a change in classification of borrowings under our revolving credit agreement from a current obligation to a long-term obligation.

Net cash provided by operating activities was $2.1 million for the first nine months of 2005 compared to cash used of $5.9 million in the comparable period of 2004.  The change was driven principally by improved receivable collections and increases in current payables.

Net cash used in investing activities during the first nine months of 2005 was $3.4 million compared to $14.4 million in the first nine months of 2004.  Investing activities in 2005 consisted primarily of $2.5 million in earn-out payments made in relation to 2004 performance targets, and technology related investments.  Investing activities in 2004 were driven principally by cash paid in connection with the Shaanxi acquisition, $4.1 million spent primarily on the development of a technology platform and approximately $3.4 million in earn-out payments made in relation to 2003 performance targets.

Net cash provided by financing activities during the first nine months of 2005 was approximately $3.6 million compared to $19.4 million in the same period of 2004.  Financing activities in 2005 consisted of $6.0 million in proceeds from our lines of credit, debt issuance cost payments of $1.1 million and capital lease payments of $1.3 million.  Capital lease payments include a $1.0 million payoff of obligations initially incurred to finance the acquisition of a technology platform.  Financing activities in 2004 consisted of $18.1 million in proceeds from our line of credit and $1.8 million from the issuance of common stock upon the exercises of options and warrants, offset by principal payments of $0.6 million on capital leases.

We may receive proceeds in the future from the exercise of outstanding options and warrants.  The proceeds ultimately received upon exercise, if any, are dependent on a number of factors, including the trading price of our common stock in relation to the exercise price.  As of September 30, 2005, the number of shares issuable upon exercise of our options and warrants were as follows:

	Number of shares	Proceeds if exercised
Options outstanding under our stock option plan	10,413,784	$16,622,835
Non-plan options	552,000	920,750
Warrants	3,249,000	10,712,010

Total	14,214,784	$28,255,595

Exercisable	13,457,283	$27,681,712

Our new U.S. credit facility, which was entered into with Laurus Master Fund, Ltd. on August 31, 2005, provides for a total commitment of $25.0 million for a three-year term.  The amount that we may borrow under the facility is limited by the level of our eligible domestic receivables.  Generally, we can borrow up to 90% of these receivables, subject to adjustment and establishment of reserves by the lender.  As of September 30, 2005, $17.9 million borrowings were outstanding under the facility and the level of eligible receivables supported an additional $2.1 million borrowing availability.  Proceeds from the new facility were used primarily to fund the outstanding principal and prepayment fees under our previous domestic credit facility.

The new facility provides us the liquidity through two principal borrowing agreements, a Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) and Secured Revolving Note (“Revolving Note”).  The Minimum Borrowing Note carries a $10.0 million principal amount, bears interest at prime plus 1% subject to floor of 5.5% and is convertible into our common stock at a conversion price of $1.08 per share.  The interest rate on this note can be reduced if the market price for our common stock exceeds the conversion price by 25% for the last five days of any month.  For each 25% increase the interest rate for the next month will be reduced by 200 basis points.  The Revolving Note covers the amount outstanding under the facility which is not represented by the Minimum Borrowing Note.  As of September 30, 2005, the Revolving Note had $7.9 million outstanding, bears interest at prime plus 3.5% subject to a floor of 8.0%.  This Revolving Note is not convertible into any of our securities.

Other features of the facility includes the ability to issue a new Minimum Borrowing Note assuming the initial Minimum Borrowing note is converted into our common stock and there remains at least $11.0 million outstanding under the facility.  The conversion price for this new note would be 115% of the trading price of our common stock for the 10 days preceding the date of the new note.  While the facility does not contain financial covenants, it does have certain affirmative and negative covenants, including the requirement for consent from the lender for various actions including acquisitions, cash dividends and mergers.  The agreement is secured by a global security interest in the assets of our domestic subsidiaries, excluding any stock held in a foreign subsidiary.

In addition to our new U.S. Facility, we also completed a transaction to refinance outstanding borrowings of our subsidiary, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”).  On October 27, 2004, Asia Holdings entered into a term credit facility expiring November 4, 2005, with Hong Kong League Central Credit Union that was collateralized by the accounts receivable of our Hong Kong and Singapore operations and an unsecured guarantee from Stonepath Group, Inc.  Advances of $5.0 million were outstanding under this facility as of September 30, 2005.  On October 26, 2005 we issued 30,000 preferred shares to retire $3.0 million of that indebtedness.  The preferred shares are exchangeable for shares of our common stock at a conversion price of $1.08.

$1.0 million of the remaining outstanding principal was repaid on November 4, 2005, with the residual $1.0 million of principal payable on November 4, 2007 and bearing an annual interest rate of 12%.  We do not anticipate that these warrants will have a material effect on our financial position or results of operations at the time of issuance.

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

On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services.  The United American transaction provided us with a new time-definite service offering focused on the automotive industry.  The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American.  We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment.  In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level.  The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target (“United

American’s tier-two earn-out”).  Under United American’s tier-two earn-out, the former United American shareholder is entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million.  United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments.  Based upon restated financial results, the Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due.  As a consequence of these restatements, the amounts paid in 2003 in excess of earn-out payments due have been reclassified from goodwill to advances due from shareholders.  At September 30, 2005, the excess earn-out payments related to the 2002 and 2003 results of operations have been fully reserved because of differing interpretations, by the Company and the selling shareholders, of the earn-out provisions of the purchase agreement.  However, the Company has sought the refund of such excess payment in litigation with the selling shareholder.  Based upon the pre-tax income of United American for 2004, no earn-out payment was made to the selling shareholder.  However, the selling shareholder has objected to our calculation of that pre-tax income, and as further discussed in Note (8) to the consolidated financial statements. The matter is currently in arbitration.

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

Certain selling shareholders have provided us notice disputing the underlying earn-out calculations for 2004 and have requested further supporting information.  We are currently working to provide this supporting documentation as appropriate.  Although we believe the calculations have been accurately computed and intend to vigorously defend the computations, there is a possibility we could incur additional costs to resolve these matters.  These additional costs, if incurred, could have a material adverse effect on the Company’s financial position and cash flows.

We have accrued $2.6 million as of September 30, 2005 for amounts anticipated to be due under the earn-out provisions of the various acquisition agreements.  Of this accrual, $2.3 million has been estimated for the 2005 performance period based on performance through the first nine months of 2005.  The ultimate amounts due for the 2005 period will not be known until the full year’s results are computed.  The remaining $0.3 million of accruals represents amounts remaining to be paid for the 2004 and 2003 performance periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investment and its line of credit.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  The Company invests its excess cash in institutional money market accounts.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  If market interest rates were to change by 10% from the levels at September 30, 2005, the change in interest expense would have impacted on the Company’s results of operations and cash flows by $0.1 million and $0.2 million for the three- and nine-month periods ending September 30, 2005, respectively.

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

In connection with the preparation of this Form 10-Q, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, taking into account the reportable condition, material weaknesses, and remedial actions described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

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

During the third quarter of 2005, the Company made the following changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

The Company has implemented portions of a new operating system which provide for the recording of              transportation costs at the time an order is entered.

The Company continues to consolidate and integrate its financial personnel within the United States.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, these changes in the Company’s internal control over financial reporting and has concluded that the favorable changes implemented during the third quarter of 2005 have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect,  the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, there have been no material developments in any of the reported legal proceedings except as described below.

The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain.  These cases wereconsolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff sought to represent a class of purchasers of the Company’s shares between March 29, 2002 and September 20, 2004, and alleged claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs.  The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Company and the individual defendants believe that this action was without merit, filed a motion to dismiss this action and intend to vigorously defend against the claims raised in this action.  On October 27, 2005, the Court granted the defendants’ motion to dismiss the plaintiff’s complaint with leave to file an amended complaint.

The Company was named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971.  Also named as defendants in the action were all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H.  Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, officer Thomas L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002.  These claims were based upon the allegation that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading.  The complaint alleged that the statements were materially misleading because they understated the Company’s accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls.  The derivative action sought compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court.  The Court granted the defendants’ motion to dismiss this action on September 27, 2005 and the plaintiff has filed a notice of appeal on October 26, 2005. The Company and the individual defendants believe that the action was without merit and intend to vigorously defend against the claims raised in this action.

On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement.  At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement.  Subject to the purchase, Stonepath Logistics Domestic Services, Inc. and Mr. Burke entered into an Employment Agreement.  Mr. Burke’s complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest.  In early October 2005, the Wayne County Circuit Court granted the defendant’s motion to dismiss the lawsuit and to compel arbitration.  The court ordered, and the parties agreed, to submit the issues concerning the plaintiff’s objections regarding the earn-out calculation under the Stock Purchase Agreement to a national accounting firm and to submit plaintiff’s claim relating to the Employment Agreement and defendant’s counterclaims to a different neutral arbitrator.  The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them.  In addition, the Company is seeking $456,000 in excess earn-out payments that were paid to Mr. Burke.

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

On October 26, 2005,  Stonepath Group, Inc. (the “Company”) and its subsidiary Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) closed the transactions under the Exchange Agreement dated as of October 7, 2005 (the “Exchange Agreement”) described in the Company’s Current Report on Form 8-K filed on October 26, 2005. Pursuant to the Exchange Agreement, the Company entered into the Preferred Shares Exchange Agreement dated October 26, 2005  (the “Preferred Shares Exchange Agreement”) by and among the Company, Asia Holdings, Hong Kong League Central Credit Union (the “Lender”), and SBI Advisors, LLC (the “Agent”) and issued a Common Stock Purchase Warrant (the “Warrant”).

Preferred Shares Exchange Agreement

The Preferred Shares Exchange Agreement provides the Lender with the right to exchange its Preferred Shares of Asia Holdings for Common Stock of the Company at an exchange price of $1.08 per share of Common Stock, subject to customary anti-dilution adjustments. This provides the Lender with the right to exchange the 30,000 Preferred Shares issued to it for 2,777,778 shares of the Company’s Common Stock at the current exchange price. The Lender also has the right to exchange any Preferred Shares issued to it by Asia Holdings as payment-in-kind dividends on the Preferred Shares at the same exchange price. The Preferred Shares outstanding are subject to mandatory exchange at the exchange price then in effect in the event that (i) the average closing price for the Company’s Common Stock has been 200% or more than the exchange price for at least 20 consecutive trading days, (ii) the average trading volume of the Company’s Common Stock for 20 trading days in that period has been 250,000 shares or more, (iii) the Company’s Common Stock is listed on The American Stock Exchange or the Nasdaq National Market System or SmallCap Market, and (iv) the Common Stock receivable upon exchange can be resold pursuant to an effective registration statement or under Rule 144(k) promulgated under the Securities Act of 1933.

Warrant

The Warrant entitles the Lender to purchase 277,778 shares of the Company’s Common Stock at an exercise price of $1.13 per share, subject to customary anti-dilution adjustments, for a four year period.

The Warrant and the Preferred Shares Exchange Agreement were issued and entered into in a transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) and Rule 506 thereunder as an issuer transaction not involving a public offering, and pursuant to Regulation S.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on October 7, 2005 at the Bell Harbor International Conference Center, Pier 66, 2211 Alaskan Way, Seattle, Washington.  At the Annual Meeting our stockholders voted on the following proposals identified in our Proxy Statement dated August 30, 2005:

(1) Vote for the Election of Directors:

The following directors were elected to serve as member of our Board of Directors until the close of the next annual meeting of stockholders:

	For	Withheld
Dennis Pelino	31,367,170	2,770,005
J. Douglass Coates	32,318,609	1,818,566
John Springer	32,313,958	1,823,217
David R. Jones	32,311,458	1,825,717
Aloysius T. Lawn, IV	32,305,483	1,831,692
Robert McCord	32,232,284	1,813,391

(2) Proposal to ratify appointment of Grant Thornton as independent auditors for the Company for the fiscal year entry December 31, 2005:

For	Against	Abstain
32,448,265	570,910	1,823,217

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

STONEPATH GROUP, INC.

Date: November 9, 2005	/s/ Jason Totah
Jason Totah
Chief Executive Officer

Date: November 9, 2005	/s/ Thomas L. Scully
Thomas L. Scully
Chief Financial Officer

Date: November 9, 2005	/s/ Robert T. Christensen
Robert T. Christensen
Vice President, Controller and
Principal Accounting Officer