Form 10-Q/A
period 2005-09-30
STONEPATH GROUP INC
filed 2006-03-31
CIK 1093546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1 to Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-16105
STONEPATH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0867684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Alaskan Way, Suite 200
Seattle, WA 98121
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (206) 336-5400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 43,712,726 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, at November 4, 2005.

STONEPATH GROUP, INC.

i

EXPLANATORY STATEMENT
This Form 10-Q/A, which amends and restates the Company’s Form 10-Q for the quarterly period ended September 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005 (the “Original Filing”), is being filed to reflect the restatement of the financial statements for the three and nine-month period ending September 30, 2005 and for the related disclosures for the same period.
The Company determined that subsequent to the Original Filing that a Form 10-Q/A would be required to restate and correctly account for its U.S. Credit Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
The U.S. Credit Facility, which was entered into August 31, 2005 and has a three-year term, requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings. This arrangement, combined with the existence of a subjective acceleration clause in the agreement, requires the classification of outstanding borrowings as a current liability under the provisions of EITF Issue No. 95-22. The Company has reclassified outstanding borrowings under this facility from long-term debt to short-term debt with this restatement.
When the U.S. Credit Facility was established, $10,000,000 was received in exchange for a convertible minimum borrowing note (“Note”). In addition, warrants were issued entitling the holder to purchase 2,500,000 shares of the Company’s common stock. Shares issued, if any, under the conversion feature to the Note and the warrants require delivery of registered shares pursuant to a registration rights agreement. At August 31, 2005, the inception of the facility, the Company did not have an effective registration statement covering the shares which may be issued under these agreements and is required to register such shares. The inability to provide an effective registration within a specified timeframe triggers liquidated damages. The Company is required to account for the conversion features and warrants as derivatives under the guidance provided by EITF Issue No. 00-19. The application of this accounting requires the derivatives to be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. Further, the carrying value of the related debt must be adjusted to record the discount created by the original fair value of the conversion feature and the allocated portion of the fair value of the warrants. The Company has restated its consolidated financial statements to reflect (i) an adjustment to the carrying amount of the Note of $4,489,266 created by recording the conversion feature and an allocated portion of the warrants at fair value at the inception of the agreements, (ii) the recording of incremental non-cash interest charges of $81,733 related to accretion of the discount, and (iii) recording of a charge of $740,531 relating to the change in fair value of the derivatives from inception of the contract to September 30, 2005. All of the adjustments are non-cash.
This Form 10-Q/A sets forth the Original Filing in its entirety for the convenience of the reader. However, this 10-Q/A solely amends and restates certain information in Items 1, 2, and 4 of Part I of the Original Filing. This Form 10-Q/A also refiles Exhibit 12 regarding the ratio of earnings to fixed charges and updates all CEO and CFO certifications.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement and the discontinued operations), and such forward looking statements should be read in their historical context.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
STONEPATH GROUP, INC.
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(UNAUDITED)
	Restated
Assets
Current assets
Cash and cash equivalents	$5,387,335	$2,800,645
Accounts receivable, net	72,040,653	64,064,382
Prepaid expenses and other current assets	2,022,179	2,559,858

Total current assets	79,450,167	69,424,885

Goodwill	40,579,684	37,278,661
Technology, furniture and equipment, net	6,862,045	7,595,859
Acquired intangibles, net	5,632,364	7,079,986
Note receivable, related party	87,500	87,500
Other assets	3,371,416	1,479,181

Total assets	$135,983,176	$122,946,072

Liabilities and Stockholders’ Equity
Current liabilities:
Short term debt	$20,426,240	$16,911,700
Accounts payable	49,513,771	38,537,750
Earn-outs payable	2,640,045	2,645,695
Accrued payroll and related expenses	3,509,204	3,192,889
Accrued restructuring costs	2,054,384	741,637
Capital lease obligation	335,419	1,510,461
Accrued expenses	6,158,665	5,627,276

Total current liabilities	84,637,728	69,167,408

Other long-term liabilities	5,966,321	2,064,128
Deferred tax liability	2,189,100	1,650,900

Total liabilities	92,793,149	72,882,436

Minority interest	5,996,022	5,094,336

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 43,712,726 and 42,839,795 shares at 2005 and 2004, respectively	43,713	42,840
Additional paid-in capital	222,639,560	221,728,796
Accumulated deficit	(185,754,931)	(176,806,892)
Accumulated other comprehensive income	265,663	35,856
Deferred compensation	—	(31,300)

Total stockholders’ equity	37,194,005	44,969,300

Total liabilities and stockholders’ equity	$135,983,176	$122,946,072

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	Restated		Restated
Total revenue	$111,311,674	$109,711,414	$301,328,275	$256,405,516
Cost of transportation	87,971,539	84,638,366	235,451,678	195,515,923

Net revenue	23,340,135	25,073,048	65,876,597	60,889,593

Personnel costs	11,805,255	13,600,160	35,395,425	36,628,969
Other selling, general and administrative costs	7,985,747	8,608,533	26,266,035	22,080,720
Depreciation and amortization	1,163,778	1,039,742	3,460,457	3,023,520
Restructuring charges	—	—	3,448,209	—

Income (loss) from operations	2,385,355	1,824,613	(2,693,529)	(843,616)

Other income (expense):
Loan refinancing costs	(911,998)	—	(911,998)	—
Interest expense, net	(953,202)	(174,924)	(2,086,430)	(269,967)
Change in fair value of derivatives	(740,531)	—	(740,531)	—
Provision for excess earn-out payments	—	—	—	(3,075,190)
Other income (expense), net	(3,838)	(33,865)	74,828	(69,149)

Income (loss) from continuing operations before income tax expense and minority interest	(224,214)	1,615,824	(6,357,660)	(4,257,922)
Income tax expense	481,016	964,061	1,688,693	1,607,532

Income (loss) from continuing operations before minority interest	(705,230)	651,763	(8,046,353)	(5,865,454)
Minority interest	296,584	545,996	901,686	1,098,032

Income (loss) from continuing operations	(1,001,814)	105,767	(8,948,039)	(6,963,486)
Loss from discontinued operations, net of tax	—	(50,000)	—	(50,000)

Net income (loss)	$(1,001,814)	$55,767	$(8,948,039)	$(7,013,486)

Basic and diluted income (loss) per common share —
Continuing operations	$(0.02)	$—	$(0.21)	$(0.17)
Discontinued operations	—	—	—	—

Basic and diluted income (loss) per common share	$(0.02)	$—	$(0.21)	$(0.17)

Basic weighted average shares outstanding	43,712,726	41,352,322	43,550,871	40,099,518

Diluted weighted average shares and share equivalents outstanding	43,712,726	45,773,006	43,550,871	40,099,518

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months ended September 30,
	2005	2004
	Restated
Cash flow from operating activities:
Net loss	$(8,948,039)	$(7,013,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	538,200	363,000
Depreciation and amortization	3,460,457	3,023,520
Change in fair value of derivatives	740,531	—
Amortization of loan discount	81,733	—
Minority interest in income of subsidiaries	901,686	1,098,032
Stock-based compensation	31,300	42,474
Loss (Gain) on disposal of technology, furniture and equipment and other	(57,436)	8,350
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,976,271)	(13,880,578)
Prepaid expenses and other assets	48,483	378,987
Accounts payable and accrued expenses	13,259,122	10,092,245

Net cash provided by (used in) operating activities	2,079,766	(5,887,456)

Cash flows from investing activities:
Purchases of technology, furniture and equipment	(1,049,534)	(4,070,129)
Payment of earn-out	(2,452,125)	(3,431,285)
Proceeds from sales of technology, furniture and equipment	129,390	—
Acquisition of business, net of cash acquired	—	(6,837,119)
Loans made	—	(75,000)

Net cash used in investing activities	(3,372,269)	(14,413,533)

Cash flows from financing activities:
Proceeds from line of credit, net	6,004,569	18,119,900
Principal payments on capital lease	(1,245,655)	(551,670)
Payment of debt issuance costs	(1,109,528)	—
Proceeds from issuance of common stock upon exercise of options and warrants	—	1,782,819

Net cash provided by financing activities	3,649,386	19,351,049

Effect of foreign currency translation	229,807	47,919

Net increase (decrease) in cash and cash equivalents	2,586,690	(902,021)
Cash and cash equivalents at beginning of period	2,800,645	3,074,151

Cash and cash equivalents at end of period	$5,387,335	$2,172,130

Cash paid for interest	$1,834,892	$305,215

Cash paid for income taxes	$61,597	$98,602

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$854,548	$100,000
Issuance of common stock in connection with Employee Stock Purchase Plan	57,089	224,170
Issuance of warrants in connection with loan refinancing	1,293,721	—
Recognition of loan discount on conversion option in connection with loan refinancing	3,770,532	—
Increase in goodwill related to accrued earn-out payments	2,300,000	—
Issuance of warrants for consulting services	—	70,000
Increase in technology, furniture and equipment and capital lease obligation	—	390,754
Increase in common stock from conversion of Series D convertible preferred stock	—	149
Issuance of common stock in connection with exercise of options	—	511,068
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

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2005.

(2)	Restatement

The Company has restated its Form 10-Q for the period ended September 30, 2005 to correctly account for its U.S. Credit Facility in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The U.S. Credit Facility, which was entered into August 31, 2005 and has a three-year term, requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings. This arrangement, combined with the existence of a subjective acceleration clause in the agreement, requires the classification of outstanding borrowings as a current liability under the provisions of EITF Issue No. 95-22. The Company has reclassified outstanding borrowings under this facility from long-term debt to short-term debt with this restatement.

As discussed in Note 8, when the U.S. Credit Facility was established, $10,000,000 was received in exchange for a convertible minimum borrowing note (“Note”). In addition, warrants were issued entitling the holder to purchase 2,500,000 shares of the Company’s common stock. Shares issued, if any, under the conversion feature to the Note and the warrants require delivery of registered shares pursuant to a registration rights agreement. At August 31, 2005, the inception of the facility, the Company did not have an effective registration statement covering the shares which may be issued under these agreements and is required to register such shares. The inability to provide an effective registration within a specified timeframe triggers liquidated damages. The Company is required to account for the conversion features and warrants as derivatives under the guidance provided by EITF Issue No. 00-19. The application of this accounting requires the derivatives to be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. Further, the carrying value of the related debt must be adjusted to record the discount created by the original fair value of the conversion feature and the allocated portion of the fair value of the warrants. The Company has restated its consolidated financial statements to reflect (i) an adjustment to the carrying amount of the Note of $4,489,266 created by recording the conversion feature and an allocated portion of the warrants at fair value at the inception of the agreements; (ii) the recording of incremental non-cash interest charges of $81,733 related to accretion of the discount; and (iii) recording of a charge of $740,531 relating to the change in fair value of the derivatives from inception of the contract to September 30, 2005.

The effects of the restatement on previously reported consolidated financial statements as of and for the three and nine-months ended September 30, 2005 are summarized below.

	September 30, 2005
	As Previously
	Reported	As Restated
Select Balance Sheet Data:
Other assets	$4,070,185	$3,371,416
Total assets	136,681,945	135,983,176
Short-term debt	6,897,539	20,426,240
Total current liabilities	89,025,286	84,637,728
Long term debt	17,916,269	––
Other long-term liabilities	161,537	5,966,321
Additional paid-in capital	223,933,281	222,639,560
Accumulated deficit	(184,932,667)	(185,754,931)
Total stockholders’ equity	39,309,990	37,194,005
Total liabilities and stockholders’ equity	136,681,945	135,983,176

	Three months ended
	September 30, 2005
	As Previously
	Reported	As Restated
Select Statement of Operations Data:
Interest expense, net	$(871,469)	$(953,202)
Change in fair value of derivatives	—	(740,531)
Income (loss) from continuing operations before income tax expense and minority interest	598,050	(224 214)
Income (loss) from continuing operations before minority interest	117,034	(705,230)
Loss from continuing operations	(179,550)	(1,001,814)
Net loss	(179,550)	(1,001,814)
Basic and diluted loss per common share:
Continuing operations	$—	$(0.02)
Loss per common share	$—	$(0.02)

	Nine months ended
	September 30, 2005
	As Previously
	Reported	As Restated
Select Statement of Operations Data:
Interest expense, net	$(2,004,697)	$(2,086,430)
Change in fair value of derivatives	—	(740,531)
Loss from continuing operations before income tax expense and minority interest	(5,535,396)	(6,357,660)
Loss from continuing operations before minority interest	(7,224,089)	(8,046,353)
Loss from continuing operations	(8,125,775)	(8,948,039)
Net loss	(8,125,775)	(8,948,039)
Basic and diluted loss per common share:
Continuing operations	$(0.19)	$(0.21)
Loss per common share	$(0.19)	$(0.21)

	Nine months ended
	September 30, 2005
	As Previously
	Reported	As Restated
Select Statement of Cash Flows Data:
Net loss	$(8,125,775)	$(8,948,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivatives	—	740,531
Amortization of loan discount and fees	—	81,733

(3)	Restructuring Charges

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

	Liability Balance,	Restructuring	Cash	Liability Balance,
	January 1, 2005	Charges	Payments	September 30, 2005
Personnel	$666,408	$657,289	$(978,497)	$345,200
Lease terminations:
Building	75,229	2,200,010	(566,055)	1,709,185
Equipment	—	590,910	(590,910)	—

	$741,637	$3,448,209	$(2,135,462)	$2,054,384

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

(4)	Loan Refinancing Costs

As more fully discussed in Note (8), on August 31, 2005, the Company completed a refinancing of its $25,000,000 U.S. revolving credit facility. In connection with this transaction, the Company incurred a charge of $911,998, reflecting payment of a prepayment fee and the expensing of previously deferred loan issue costs.

(5)	Stock-Based Compensation

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(1,001,814)	$55,767	$(8,948,039)	$(7,013,486)
Add: stock-based employee compensation expense included in reported net loss	—	—	—	22,174
Deduct: total stock-based compensation expense determined under fair value method for all awards	(61,694)	(1,051,036)	(1,837,482)	(4,147,125)

Pro forma net loss	$(1,063,508)	$(995,269)	$(10,785,521)	$(11,138,437)

Basic and diluted loss per common share:
As reported	$—	$—	$(0.21)	$(0.17)
Pro forma	(0.02)	(0.02)	(0.25)	(0.28)

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

On April 28, 2005, the Compensation Committee of the board of directors approved the acceleration of the vesting of unvested stock options having an exercise price of more than $.92 per share granted under the Company’s stock option plan that are held by employees, including all executive officers. As a result of this action, options to purchase 1,931,244 shares of common stock became immediately exercisable. Because the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, they were not fully achieving their original objectives of incentive compensation and employee retention. The Company expects the acceleration to have a positive effect on employee morale, retention, and perception of option value. Further, the acceleration is also intended to eliminate future compensation expense the Company would otherwise have to recognize in its consolidated statements of operations once SFAS No. 123R becomes effective. The Company reflected the effect of the acceleration in the stock-based compensation expense determined under the fair value method as of the date of the acceleration.

(6)	Acquisitions

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

In addition, the Company agreed to pay the seller 55% of Shaanxi’s accounts receivable balances, net of assumed liabilities, existing on the date of acquisition realized in cash within 180 days following the acquisition with a targeted distribution date in August 2004. Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date from August 2004 to an initial payment of $1,045,000 on or before November 15, 2004, and the final payment of $868,000 on or before March 31, 2005. The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from being due when collected to March 31, 2005. On March 21, 2005, the Company and the seller entered into a financing arrangement whereby the amount due on March 31, 2005 was extended to March 31, 2006 through the execution of a note between the seller and the Company with interest at 10% per annum. The note balance of $1,897,539 is classified in current liabilities under the caption short-term debt in the consolidated balance sheet at September 30, 2005. The note was included in other long-term liabilities in the consolidated balance sheet at December 31, 2004.

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

The following unaudited pro forma information for the nine months ended September 30, 2004 is presented as if the acquisition of Shaanxi had occurred on December 1, 2003, using the one month lag consolidation policy (in thousands, except earnings per share):

Nine months ending
September 30, 2004
Total revenue	$280,961
Net loss	(6,275)
Loss per share:
Basic and diluted	$(0.15)
(7)	Acquired Intangible Assets

Information with respect to acquired intangible assets is as follows:

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer related	$11,042,100	$6,062,418	$11,042,100	$4,813,229
Covenants-not-to-compete	1,506,000	853,318	1,506,000	654,885

Total	$12,548,100	$6,915,736	$12,548,100	$5,468,114

Aggregate amortization expense:

For the three-months ended September 30, 2005	$454,706
For the three-months ended September 30, 2004	584,614
For the nine-months ended September 30, 2005	1,438,659
For the nine-months ended September 30, 2004	1,707,234
Estimated aggregate amortization expense:

For the remainder of the year ended December 31, 2005	$420,000
For the year ended December 31, 2006	1,547,000
For the year ended December 31, 2007	1,254,000
For the year ended December 31, 2008	931,000
For the year ended December 31, 2009	607,000
For the year ended December 31, 2010	482,000

(8)	Short-Term Debt

Short-term debt consists of the following:

	September 30, 2005	December 31, 2004
U.S. Credit Facility:
Revolving note	$7,916,269	$13,911,700
Convertible minimum borrowing note, ($10,000,000 outstanding principal, net of discount of $4,387,568)	5,612,432	—

Total U.S. credit facility	13,528,701	13,911,700
Offshore credit facility	5,000,000	3,000,000
Note payable	1,897,539	—

Total short-term debt	$20,426,240	$16,911,700

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

Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”)—The Minimum Borrowing Note has a principal amount of $10,000,000, has a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into the Company’s common stock at a conversion price of $1.08 per share subject to customary antidilution adjustments. A total of 9,259,259 shares of the Company’s common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. Assuming the Company has registered the shares necessary to complete the full conversion of the Minimum Borrowing Note, and if the market price of the Company’s common stock for the last five trading dates of any month exceeds the conversion price of $1.08 per share by 25%, then the interest rate for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.08.

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

Secured Revolving Note (“Revolving Note”)—The Revolving Note covers borrowing outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note.

Common Stock Purchase Warrants (“Warrant”)—The Warrant entitles Laurus to purchase 2,500,000 shares of the Company’s common stock for a period of five years, at an exercise price that varies with the number of shares purchased under the Warrant. The exercise price is $1.13 for the first 900,000 shares, $1.41 for the next 700,000 shares, $4.70 for the next 450,000 shares and $7.52 for the remaining 450,000 shares.

Registration Rights Agreement (“Rights Agreement)—The Rights Agreement provides that the Company file a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant by October 30, 2005, have the registration statement effective by December 31, 2005 and keep the registration statement effective for a period of five years. If the Company fails to meet the deadlines, or if the registration statement is unavailable after it becomes effective, then the Company is subject to liquidated damages in the amount of $5,000 per day.

The Minimum Borrowing Note and Warrant require the Company to deliver registered shares as specified in the Rights Agreement. Under EITF Issue No. 00-19, since the Company did not have an effective registration statement at inception of the agreements and is subject to liquidated damages in the event that effective registration does not occur or if effectiveness is not maintained, the conversion feature and warrants are to be accounted for as derivatives. The application of this accounting requires the derivatives to be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The carrying value of the Minimum Borrowing Note must be adjusted to record the discount created by the original fair value of the conversion feature and the allocated portion of the fair value of the Warrants. The Company used the Black-Scholes option-pricing model to determine fair value of these conversion features. The initial fair value of the Minimum Borrowing Note conversion feature recorded on inception of the agreement was $3,770, 532. The initial fair value of the Warrants was $1,293,721, with $718,734 allocated to the Minimum Borrowing Note and the remaining $574,987 allocated to the Revolving Note. The initial fair value of the derivatives were included in other long-term liabilities on the consolidated balance sheet with amounts allocated to the Company’s debt recorded as a discount to such debt. The amount allocated to the Revolving Note is considered a debt issue cost and is classified in other assets on the consolidated balance sheet. This amount is being amortized on a straight-line basis over the three-year term of the agreement.

The derivatives have been measured at fair value as of September 30, 2005, resulting in a charge of $740,531 being recognized and included in other income (expense). This charge represents the change in fair value of the derivatives from the inception of the agreements to September 30, 2005. Additional interest expense of $101,698 was recorded resulting from the accretion of the discount utilizing the effective interest method.

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

To complete the transaction, the Company paid a loan fee to Laurus of $875,000, which is included in other assets and is being amortized to expense over the term of the facility. Additionally, prepayment fees due upon early termination of the previous domestic credit facility and expensing of previously capitalized loan issue costs resulted in a charge of $911,998 being recorded during the three months ended September 30, 2005.

As of September 30, 2005, the Company had $10,000,000 outstanding under the Minimum Borrowing Note and $7,916,269 outstanding under the Revolving Note. Based on the level of eligible receivables there was additional borrowing availability of $2,080,000 under the Revolving Note.

The U.S. facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the facility. This arrangement, combined with the existence of a subjective acceleration clause in the agreement, requires the classification of outstanding borrowings as a current liability in accordance with EITF Issue No. 95-22. The acceleration clause allows Laurus to forego additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on its business, condition (financial or otherwise), operations or properties.

In April and May 2005, the Company had amended its previous U.S. credit facility to assign the facility’s interest to Patriarch in addition to making changes to other key terms, including changes to certain restrictive covenants. As noted above, the agreement with Laurus replaced this amended facility.

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

On October 26, 2005, the Company exchanged $3,000,000 of principal outstanding under the Term Credit Agreement for 30,000 newly issued preferred shares of Asia Holdings and extended the maturity date for the repayment of $1,000,000 of the remaining $2,000,000 outstanding principal under the Term Credit Agreement to November 4, 2007. The preferred shares are convertible into the Company’s common stock at a conversion price of $1.08 per share. Dividends on the preferred shares accumulate at a rate of 12% payable monthly in cash or, at the option of the Company, payable in additional preferred shares. A total of 2,777,778 shares of the Company’s common stock would be issued upon the full conversion of the preferred shares, assuming dividends are paid in cash. The remaining $1,000,000 due under the Term Credit Agreement would be unsecured, bear interest at an annual rate of 12%, and previous security provided through floating rate charges would be released. No additional borrowing availability exists under the Term Credit Agreement. The Company also issued warrants to the Lender entitling the holder to purchase 277,778 shares of the Company’s common stock at an exercise price of $1.13 for a period of four years. The Company has determined that the exchange transaction, including consideration for the fair value of the warrants, will result in a loss of

$117,079 being recognized in the fourth quarter of 2005 since the net carrying amount of the extinguished debt was less than the fair value of the preferred shares and new note issued. The preferred shares contain mandatory redemption features that allow the holders to be repaid upon the occurrence of certain triggering events, including events of default on other debt agreements of the Company. Further, the amount to be repaid in the event of a triggering event is based upon the greater of 120% of the par value of the preferred shares or the market value of the number of common shares issuable under the conversion of the preferred shares. Since the preferred shares contain these redemption features, the proceeds received will not be considered permanent equity of the Company. Further, since the redemption provisions do not specify the ultimate amount of proceeds to be paid to the holder upon occurrence of a triggering event, the conversion feature must be accounted for as a derivative under the provisions of EITF 00-19. The application of this accounting requires the derivative to be recorded as a liability and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The carrying amount of the preferred shares must be adjusted to record the discount created by the original fair value of the conversion feature. The Company used the Black-Scholes option-pricing model to determine fair value of the conversion features, with an initial fair value of approximately $1,300,000 being recorded.

(9)	Commitments and Contingencies

The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and Thomas L. Scully and former officer Bohn H. Crain. These cases were consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company’s shares between March 29, 2002 and September 20, 2004, and alleges claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon the allegation that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs sought unspecified compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court and an estimate of any possible loss to the Company that could result from this action cannot be made. On October 27, 2005, the Court granted the defendants’ motion to dismiss the plaintiff’s complaint with leave to file an amended complaint and the plaintiff filed a second amended complaint on November 15, 2005. The Company and the individual defendants believe that this action is without merit and intend to vigorously defend against the claims raised in this action.

The Company was named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action were all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglas Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, officer Thomas L. Scully and former officers Bohn H. Crain and Stephen M. Cohen. The derivative action alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims were based upon the allegation that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading. The complaint alleged that the statements were materially misleading because they understated the Company’s accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls. The derivative action sought compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court. The Court granted the defendants’ motion to dismiss this action on September 27, 2005 and the plaintiff has filed a notice of appeal on October 26, 2005. The Company and the individual defendants believe that the action is without merit and intend to vigorously defend against the claims raised in this action.

On October 22, 2004, Douglas Burke filed a two-count action against United American Acquisitions, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5,100,000 and received the right to receive an additional $11,000,000 in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Subject to the purchase, Stonepath Logistics Domestic Services, Inc. and Mr. Burke entered into an Employment Agreement. Mr. Burke’s complaint alleges that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. In early October 2005, the Wayne County Circuit Court granted the defendant’s motion to dismiss the lawsuit and to compel arbitration. The court ordered, and the parties agreed, to submit the issues concerning the plaintiff’s objections regarding the earn-out calculation under the Stock Purchase Agreement to a national accounting firm and to submit plaintiff’s claim relating to the Employment Agreement and defendant’s counterclaims to a different neutral arbitrator. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $456,000 in excess earn-out payments that were paid to Mr. Burke.

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

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceeding, either because a loss is not probable, the amount of a loss cannot be reasonably estimated, or both.

(10)	Stockholders’ Equity

In connection with the December 2003 acquisition of the Malaysia operations of the G Link Group, the Company agreed to pay $102,000, as additional consideration on a post-closing basis, for net assets acquired through the issuance of common stock. In May 2005, 41,757 shares of the Company’s common stock were issued to complete this transaction.

In connection with the Shaanxi acquisition, as of February 9, 2005 the Company had issued 752,157 shares of its common stock. Because the ultimate number of shares issued in connection with the transaction were contingent on the financial performance of Shaanxi through December 31, 2004, and the trading price of the Company’s common stock on February 9, 2005, such shares were not reflected as outstanding securities in the accompanying consolidated financial statements for periods prior to February 9, 2005. As discussed in Note 6, 630,915 shares were originally designated for issuance with this transaction as of the date of acquisition and 121,242 shares were issued upon ultimate completion of all contingent matters.

Stock option activity for the nine months ended September 30, 2005 included the grant to an employee of 30,000 options to purchase common shares at a price of $0.70 per share. The option price was the trading price of the Company’s common stock on the date of the grant. Additionally, 467,406 options were cancelled during the first nine-months of 2005. As discussed in Note 5, on April 28, 2005, the Compensation Committee of the board of directors approved the acceleration of the vesting of unvested stock options having an exercise price of more than $0.92 per share granted under the Company’s stock option plan that are held by employees, including all executive officers. As a result of this action, options to purchase 1,931,244 shares of common stock became immediately exercisable.

On April 29, 2005, 79,016 shares of common stock were issued to satisfy obligations to employees under the Company’s Employee Stock Purchase Plan.

During the nine-month period ended September 30, 2004, holders converted 149,293 shares of the Company’s Series D Preferred Stock into 1,492,930 shares of the Company’s common stock.

(11)	Earnings (Loss) per Share

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

(12)	Income Taxes

The components of income tax expense consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
U.S. federal	$155,400	$105,200	$466,200	$315,600
State	37,505	76,137	156,999	156,737
Foreign	288,111	782,724	1,065,494	1,135,195

	$481,016	$964,061	$1,688,693	$1,607,532

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

(13)	Related Party Transactions

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

(14)	Segment Information

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

	Three months ended September 30, 2005
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$29,672	$81,640	$—	$111,312
Intersegment revenue	100	55	—	155
Segment operating income	1,036	1,349	—	2,385

	Three months ended September 30, 2004
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$37,822	$71,889	$—	$109,711
Intersegment revenue	4	123	—	127
Segment operating income (loss)	(823)	2,648	—	1,825

	Nine months ended September 30, 2005
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$91,608	$209,720	$—	$301,328
Intersegment revenue	175	162	—	337
Segment operating income (loss)	(4,862)	2,170	—	(2,694)

Segment assets	40,177	90,614	5,891	136,682
Segment goodwill	19,731	20,849	—	40,580

	Nine months ended September 30, 2004
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$105,685	$150,720	$—	$256,405
Intersegment revenue	14	217	—	231
Segment operating income (loss)	(4,816)	3,973	—	(844)

Segment assets	43,642	68,941	12,086	124,669
Segment goodwill	19,641	14,823	—	34,464
The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenue:
United States	$57,930	$70,285	$170,974	$178,281
Asia	49,239	35,815	118,331	65,761
North America (excluding the United States)	97	190	350	1,128
Europe	2,020	2,051	5,686	5,900
South America	1,236	807	4,149	2,697
Other	790	563	1,838	2,638

Total	$111,312	$109,711	$301,328	$256,405

The following table presents long-lived assets by geographic area (in thousands):

	September 30,
	2005	2004
United States	$5,965	$10,106
Asia	771	663
South America	112	114
Europe	14	—

Total long-lived assets	$6,862	$10,883

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
OVERVIEW
We are a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time and date certain transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of supply chain management services, including warehousing, order fulfillment and inventory control solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, one in Puerto Rico, 17 locations in Asia, six locations in Brazil and one location in Europe, as well as through an extensive network of independent carriers and service partners strategically located around the world.
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
Although our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies, we identified a need to restructure certain of our businesses commencing in the fourth quarter of 2004. This restructuring involves the integration of duplicate facilities, abandonment of a major facility, rationalization of personnel and systems and certain other actions. We have eliminated seven offices and reduced our labor costs in our domestic and corporate units by $0.9 million per month from the level immediately preceding the restructuring effort. Our restructuring efforts have resulted in a reduction of U.S. based personnel from 758 in September 2004 to 614 personnel in September 2005. The completion of this restructuring of our operations has permitted us to eliminate an inefficient domestic operating system. We have since replaced this system with a new domestic transportation operating system. Our new system has been installed and is in current use by two out of our three major domestic businesses. The implementation at our third facility is estimated to be completed during the first quarter of 2006.
Our prior domestic credit facility prohibited further acquisitions (see Note 8 to our consolidated financial statements). We have replaced that facility with a new domestic credit facility that will permit further acquisitions with the lender’s consent. Notwithstanding this condition in our domestic credit facility, we remain committed to our acquisition strategy. We plan to achieve this objective by broadening our network through a combination of acquisitions that allow us to take advantage of efficiencies (assuming we are allowed to continue our acquisition strategy) and the expansion of our existing base of operations.

In addition to the need for our lender’s consent, our ability to make further acquisitions will depend upon our ability to identify and acquire target businesses that fit within our general acquisition criteria and the continued availability of capital and financing resources sufficient to complete these acquisitions and fund earn-out payments for previous acquisitions. Our growth strategy depends upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated synergies from their integration, and maintain the historic sales growth of the acquired businesses so as to generate continued growth of our existing operations.
Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer’s time and date certain needs (same day or later as scheduled), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.
We also provide a range of other services including customs brokerage, warehousing and other logistics services which include customized distribution and inventory control services and fulfillment services.
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
Our operating results have been affected by our acquisitions. Since all acquisitions are made using the purchase method of accounting for business combinations, our consolidated financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition. Starting in the second half of 2003, we began a program to establish an offshore network of owned offices with an initial focus in Asia. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our calendar year results will include results from offshore operations for the period December 1 though November 30.
Our GAAP based net income will also be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from our completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of the Company’s acquisition strategy, our net income (loss) will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions.
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
RESTATEMENT
Subsequent to the preparation and filing of our quarterly report on Form 10-Q for the period ended September 30, 2005 we became aware of errors in accounting regarding our new domestic credit facility which was entered into in August 2005. The errors were a result of the discovery and application of authoritative pronouncements regarding the balance sheet classification of outstanding borrowings under the facility and conversion features embedded in the agreements. See Note 2 to our consolidated financial statements for the period ended September 30, 2005 for a discussion of the effects of this restatement.
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

Net transportation margins decreased to 16.5% for the third quarter of 2005 from 18.6% for the third quarter of 2004. For the third quarter of 2005, net transportation margins for the Domestic Services platform increased to 30.6% from 25.8% in the same period in 2004. Domestic margins were favorably impacted by price increases implemented during the first nine months of 2005 and reductions of less profitable business. For the International Services platform, net transportation margins declined to 11.8% in the third quarter of 2005 from 15.0% in the same period in 2004. The decline in International Services margin was attributable to several factors, including higher costs resulting from a labor strike at an airline that provides significant lift capacity for our Asia export business. While we continued to service business through the time of the strike, we were forced to pay higher airline rates which could not be fully recovered from our customers. Further, our margins on new and existing business tend to be lower due to competitive pricing pressures.
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
The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Quarter ended September 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
	Restated		Restated
Net revenue	$23,340	100.0%	$25,073	100.0%	$(1,733)	(6.9)%

Personnel costs	11,805	50.6	13,600	54.3	(1,795)	(13.2)
Other selling, general and administrative costs	7,986	34.2	8,608	34.3	(622)	(7.2)
Depreciation and amortization	1,164	5.0	1,040	4.1	124	11.9

Total operating costs	20,955	89.8	23,248	92.7	(2,293)	(9.9)

Income from operations	2,385	10.2	1,825	7.3	(560)	(30.7)
Loan refinancing costs	(912)	(3.9)	—	—	(912)	NM
Interest expense, net	(953)	(4.1)	—	—	(953)	NM
Change in fair value of financial instruments	(741)	(3.2)	—	—	(741)	NM
Other income (expense), net	(3)	—	(209)	(0.9)	(206)	(98.1)

Income from continuing operations before income tax expense and minority interest	(224)	(1)	1,616	6.4	(1,840)	(114)
Income tax expense	481	2.1	964	3.8	(483)	(50.1)

Income from continuing operations before minority interest	(705)	(3)	652	2.6	(1,357)	NM
Minority interest	297	1.3	546	2.2	(249)	(45.8)

Income (loss) from continuing operations	(1,002)	(4.3)	106	0.4	(1,108)	NM

Loss from discontinued operations, net of tax	—	—	(50)	(0.2)	50	NM

Net income (loss)	$(1,002)	(4.3)	$56	0.2%	$(1,058)	NM

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
In connection with refinancing our U.S. revolving credit facility in the third quarter of 2005, we incurred a charge of $0.9 million, reflecting payment of a prepayment fee and adjustments to previously deferred loan issue costs. Further, we recorded a charge of $0.7 million in the three months ended September 30, 2005 for the change in fair value of our derivative instruments. The new agreement, which was entered into on August 31, 2005, contains certain debt conversion and warrant features that require the features to be accounted for as derivatives. The accounting for derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed utilizing the Black-Scholes option pricing model, which incorporates, among other factors, changes in our stock price. Since our stock price is volatile, the change in fair value of our derivatives can fluctuate significantly over reporting periods.
Interest expense, net for the third quarter of 2005 was $1 million compared to $0.2 million in the third quarter of 2004. The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities coupled with higher average interest rates contained in the revolving credit agreements we had in place during the quarter. Average borrowing levels were affected by our Asia borrowings, which did not exist in the prior year.
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
Net loss was $1.0 million in the third quarter of 2005, compared to a net income of $56,000 in the third quarter of 2004. Basic and diluted loss per common share was $0.02 in the third quarter of 2005 compared to zero loss per share in the third quarter of 2004.
RESULTS OF OPERATIONS
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

Total revenue was $301.3 million in the first nine months of 2005, an increase of 17.5% over total revenue of $256.4 million in the first nine months of 2004. $46.6 million of growth in total revenue was primarily attributable to acquisitions made in China and South America in the first quarter of 2004, with same store revenues declining $1.7 million. The Domestic Services segment recorded $91.6 million in total revenue for the first nine months of 2005, a decline of 13.3% compared to $105.7 million in same period in 2004. There were no domestic acquisitions in 2005 or 2004 affecting the comparability of this segment’s results. The decline in Domestic Services total revenue was due to lower automotive related business caused by the difficult economic conditions of domestic automobile manufacturers and reduced volume from a major customer. The decline in revenue from this major customer, which was approximately $13.9 million less in the first nine months of 2005 than was recorded in the same period of 2004, resulted from the customer selling a line of business we serviced and realigning a distribution program to an in-house operation. The International Services segment recognized $209.7 million in total revenue for the first nine months of 2005, a year over year improvement of $59.0 million or 39.2%, with $12.4 million of the increase coming from same store growth and the remaining $46.6 million improvement attributed to our acquisitions.
Net transportation revenue was $47.3 million in the first nine months of 2005, an increase of 7.3% over net transportation revenue of $44.1 million in the first nine months of 2004. $1.1 million, or 32.8% of the increase in net transportation revenue, was attributable to same store growth with $2.1 million, or 67.2% of the increase, attributable to acquisitions. The Domestic Services segment recorded $22.9 million in net transportation revenue for the first nine months of 2005, a decline of 3.9% when compared to $23.8 million recorded in the first nine months of 2004. The International Services segment recognized $24.4 million in net transportation revenue for the first nine months of 2005, a year over year improvement of $4.2 million or 20.5%, with $2.0 million of the increase resulting from same store growth and the remaining $2.2 million improvement attributed to acquisitions. Net transportation revenue was negatively impacted by a labor strike in China that resulted in higher transport cost to provide alternative lift capacity and diversion of customer volumes to other forwarders. We estimate the impact on net transportation revenue was $750,000 in the third quarter of 2005.
Net transportation margins decreased to 16.7% for the first nine months of 2005 from 18.4% for the same period in 2004. For the first nine months of 2005, net transportation margins for the Domestic Services segment improved to 28.2% from 24.6% in the same period a year ago. Domestic margins were favorably impacted by price increases implemented during the first nine months of 2005 on certain significant customer relationships and reductions in less profitable business. For the International Services segment, net transportation margins declined to 12.1% from 14.2% driven primarily by the mix of lower margin business acquired with the Shaanxi transaction, higher transport costs in the third quarter of 2005 resulting from an airline labor strike in China, coupled with competitive pressures which have lowered margins on existing and new business.
Net revenue was $65.9 million in the first nine months of 2005, an increase of 8.2% over net revenue of $60.9 million in the first nine months of 2004. $2.9 million, or 57.9% of the increase in net revenue, was attributable to same store growth, with $2.1 million, or 42.1% of the increase, attributable to acquisitions. The Domestic Services segment delivered $33.3 million in net revenue for the first nine months of 2005, a 2.5% increase over the $32.5 million in net revenue recorded in the first nine months of 2004. The International Services segment recorded $32.6 million in net revenue for the first nine months of 2005, a year over year improvement of $4.2 million or 15.2%, with $2.1 million of the increase resulting from same store growth and the remaining $2.1 million improvement attributed to acquisitions.
Net revenue margins decreased to 21.9% for the first nine months of 2005 compared to 23.7% for the same prior in the year period. Net revenue margins for Domestic Services improved to 36.3% from 30.7%. The International Services segment net transportation margins declined to 15.5% from 18.8%.
The following table compares certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	Nine months ended September 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
	Restated
Net revenue	$65,877	100.0%	$60,889	100.0%	$4,988	8.2%
Personnel costs	35,395	53.7	36,629	60.2	(1,234)	(3.4)
Other selling, general and administrative costs	26,267	39.9	22,080	36.3	4,187	19.0
Depreciation and amortization	3,461	5.3	3,024	4.9	437	14.5
Restructuring charges	3,448	5.2	—	—	3,448	NM

Total operating costs	68,571	104.1	61,733	101.4	6,838	11.1

Loss from operations	(2,694)	(4.1)	(844)	(1.4)	(1,850)	(219.2)
Loan refinancing costs	(912)	(1.4)	—	—	(912)	NM
Change in fair value of derivatives	(741)	(1.1)	—	—	(741)	NM
Provision for excess earn-out payments	—	—	(3,075)	(5.1)	3,075	NM
Other income (expense), net	(2,010)	(3.1)	(339)	(0.5)	(1,671)	(492.9)

Loss from continuing operations before income tax expense and minority interest	(6,357)	(9.7)	(4,258)	(7.0)	(2,099)	(49.3)
Income tax expense	1,689	(2.6)	1,607	2.6	82	5.1

Loss from continuing operations before minority interest	(8,046)	(12.3)	(5,865)	(9.6)	(2,181)	(37.2)
Minority interest	902	1.4	1,098	1.8	196	(17.9)

Loss from continuing operations	(8,948)	(13.7)	(6,963)	(11.4)	(1,985)	(28.5)
Loss from discontinued operations	—	—	(50)	(0.1)	50	NM

Net loss	$(8,948)	(13.7)%	$(7,013)	(11.5)%	$(1,935)	(27.6)%

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
Other selling, general and administrative costs were $26.3 million for the first nine months of 2005, an increase of 19.0% over $22.1 million for the same period of 2004. $1.2 million of the increase is attributable to incremental costs assumed as part of our acquisition program with the remaining $3.0 million attributable to increased costs of the base business. Negatively impacting this category of expense were approximately $1.0 million in higher legal, technology and Sarbanes-Oxley and audit related expenses incurred in the first quarter of 2005. As a percentage of net revenue, other selling, general and administrative costs increased to 39.9% in the first nine months of 2005 from 36.3% in the first nine months of 2004.
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
In connection with refinancing our U.S. revolving credit facility in the third quarter of 2005, we incurred a charge of $0.9 million, reflecting payment of a prepayment fee and adjustments to previously deferred loan issue costs. Further, we recorded a charge of $0.7 million in the three months ended September 30, 2005 for the change in fair value of our derivative instruments. The new agreement, which was entered into on August 31, 2005, contains certain debt conversion and warrant features that require the features to be accounted for as derivatives. The accounting for derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed utilizing the Black-Scholes option pricing model, which incorporates, among other factors, changes in our stock price. Since our stock price is volatile, the change in fair value of our derivatives can fluctuate significantly over reporting periods.

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
Other income (expense) principally consists of interest expense. Interest expense for the first nine months of 2005 was $2.2 million compared to $0.3 million in the comparable period of 2004. The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities coupled with higher interest rates contained in our revolving credit agreements we had in place for the majority of 2005. Average borrowings were also affected by our Asia borrowings, which did not exist in the prior year.
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
Net loss was $8.9 million in the first nine months of 2005, compared to a net loss of $7.0 million in the first nine months of 2004. Basic loss per common share was $0.21 for the first nine months of 2005 compared to a basic net loss of $0.17 per common share for the same period in 2004.
FINANCIAL OUTLOOK
We anticipate our gross revenues will be in excess of $400 million in 2005, which is consistent with amounts mentioned previously in public announcements. While we were pleased with the sequential improvement in our second and third quarter operating performance in comparison to the first quarter of 2005, we continue to look for opportunities to grow the business, improve net revenue margins and reduce costs while maintaining a high level of service to our customers.
LIQUIDITY AND CAPITAL RESOURCES
As we approach the next stage of our development, we need to augment our capital structure by obtaining additional capital from other sources to provide enhanced flexibility. Additional forms of capital could take the form of subordinated debt, convertible preferred stock and/or common stock, among others. Such enhancements to our capital structure would permit continued expansion. There is no assurance we can raise additional capital to implement our business strategy or to meet our existing obligations.
Cash and cash equivalents totaled $5.4 million and $2.8 million as of September 30, 2005 and December 31, 2004, respectively. Working capital was $(5.2) million at September 30, 2005 compared to $0.3 million at December 31, 2004. The decrease in working capital was primarily due to a change in classification of borrowings under our credit agreements and higher restructuring cost obligations.
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

On August 31, 2005, the Company and certain of its domestic subsidiaries entered into several agreements with Laurus Master Fund, Ltd. (“Laurus”) providing for, among other things, a new $25.0 million domestic revolving credit facility. The agreements include a Secured Convertible Minimum Borrowing Note, a Secured Revolving Note, a Common Stock Purchase Warrant, a Security Agreement and a Registration Rights Agreement, each dated August 31, 2005. The following is a summary of each of those agreements.
Secured Convertible Minimum Borrowing Note
The Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) has a principal amount of $10.0 million and has a three-year maturity. It bears an annual interest rate of prime plus 1.0%, subject to a floor of 5.5%. Amounts due under the Minimum Borrowing Note are convertible into the Company’s common stock at a conversion price of $1.08 per share, subject to customary antidilution adjustments. If the Company has registered the resale of the common stock issuable upon conversion of the Minimum Borrowing Note and the Common Stock Purchase Warrant and the market price for the Company’s common stock for the last five trading days of any month exceeds $1.08 per share by at least 25%, the interest rate on the Minimum Borrowing Note for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.08. The obligations under the Minimum Borrowing Note are secured by a global security interest in the assets of the Company’s domestic subsidiaries, excluding any stock held in a foreign subsidiary.
In the event that the Minimum Borrowing Note has been converted in full into the Company’s common stock and there is at least $11.0 million outstanding under the domestic revolving credit facility, a new Minimum Borrowing Note will be issued by the Company. The terms of each such New Minimum Borrowing Note would be the same as the Minimum Borrowing Note it replaces, except for the conversion price, which would be 115% of the average closing price of the Company’s common stock for the ten trading days immediately prior to the date such new Minimum Borrowing Note is issued, but in no event greater than 120% of the closing price of the common stock on such date.
In the event that the conversion price of any new Minimum Borrowing Note or Notes would, together with shares of common stock issuable upon exercise of the Common Stock Purchase Agreement, result in more than 8,738,173 shares of the Company’s common stock being issuable for a purchase price of less than $0.91 per share, such shares in excess of that amount for that price cannot be obtained upon conversion of the Minimum Borrowing Note unless and until approved by the Company’s stockholders.
The Minimum Borrowing Note may be prepaid, subject to a prepayment premium of 23% in the first year, 22% in the second year, and 21% in the third year of the Minimum Borrowing Note. Following the occurrence and during the continuance of an event of default under the Minimum Borrowing Note, the holder of the note may require the repayment of 120% of the outstanding principal amount, in addition to interest and other amounts due under the Minimum Borrowing Note.
Secured Revolving Note
The Secured Revolving Note (the “Revolving Note”) covers the amount outstanding under the domestic credit facility from time to time which is not represented by the Minimum Borrowing Note. The Revolving Note also has a three-year maturity and bears interest at an annual rate of prime plus 3.5%, subject to a floor of 8.0%. The Revolving Note is not convertible into any securities and is secured by a global security interest in the assets of the Company’s domestic subsidiaries, excluding any stock held in a foreign subsidiary.
The Revolving Note may be prepaid, subject to a prepayment premium of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. Following the occurrence and during the continuance of an event of default under the Revolving Note, the holder of the note may require the repayment of 120% of the outstanding principal amount, in addition to interest and other amounts due under the Revolving Note.
Common Stock Purchase Warrant
The Common Stock Purchase Warrant (the “Warrant”) entitles the holder to purchase 2,500,000 shares of the Company’s common stock for a period of five years, at an exercise price which varies with the number of shares purchased under the Warrant. The exercise price is $1.13 for the first 900,000 shares purchased, $1.41 for the next 700,000 shares purchased, $4.70 for the next 450,000 shares purchased, and $7.52 for the last 450,000 shares purchased under the Warrant.

Security Agreement
The Security Agreement provides the formula for loans to be made under this domestic credit facility and evidenced by the Minimum Borrowing Note and the Revolving Note. It generally provides for an advance rate of 90% of eligible receivables, which advance rate is subject to adjustment and to the establishment of reserves by Laurus. While the Security Agreement does not contain any financial covenants, it does have certain affirmative and negative covenants, including the requirement of Laurus’ consent for various actions including acquisitions, cash dividends, and mergers. It also provides Laurus with a right of first refusal for additional convertible debt issuances by the Company. Upon the occurrence and during the continuance of an event of default, Laurus may convert the credit facility into a receivables purchase arrangement.
Registration Rights Agreement
The Registration Rights Agreement requires the Company to file a registration statement for the resale of the shares of common stock issuable upon conversion of the Minimum Borrowing Note and exercise of the Warrant within 60 days, to have the registration statement effective within 120 days, and to keep the registration statement effective for up to five years. If the Company fails to meet the deadlines for the filing or the effectiveness of the registration statement or, subject to certain “black out” periods of up to 45 days in any 12 month period, if the registration is unavailable after it becomes effective, the Company is required to pay liquidated damages of approximately $5,000 per day. The Registration Rights Agreement provides for customary indemnification for the Company, Laurus, and each of their affiliates.
The proceeds from this new domestic credit facility were used, in part, to prepay our outstanding indebtedness under our prior domestic credit facility.
Other
As of September 30, 2005 we had advances of $17.9 million and we had eligible accounts receivable sufficient to support an additional $2.1 million in borrowings under this new facility.
Other Debt
On October 27, 2004, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a term credit facility with Hong Kong League Central Credit Union collateralized by the accounts receivable of the Company’s Hong Kong and Singapore operations and an unsecured guarantee from Stonepath Group, Inc. Advances in the aggregate amount of $5.0 million were subsequently made under that facility. On October 26, 2005, Asia Holdings issued 30,000 Preferred Shares to retire $3.0 million of that indebtedness. The Preferred Shares are exchangeable for shares of common stock of Stonepath Group, Inc. at a conversion price of $1.08 per share. $1.0 million of the remaining $2.0 million principal outstanding was repaid on November 4, 2005. The remaining $1.0 million of principal is due on November 4, 2007, and bears interest at an annual rate of 12% and is unsecured. We also issued warrants to the lender entitling the holder to purchase 277,778 shares of our common stock at a price of $1.13 for a period of four years. We determined that the exchange transaction will result in a loss of $0.1 million being recognized in the fourth quarter of 2005 since the net carrying amount of the existing debt was less than the fair value of the preferred shares and new notes issued.
On February 9, 2004 we filed a shelf registration statement with the Securities and Exchange Commission. This registration statement, filed on Form S-3, was declared effective, and permitted us to sell, in one or more public offerings, shares of common stock, preferred stock, or warrants for proceeds of up to an aggregate amount of $50.0 million. Due to the late filing of our Form 10-Q for the three and nine month periods ended September 30, 2004, the Form S-3 is not available for our use at this time.
Acquisitions
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
On April 4, 2002, we acquired SLIS, a Seattle-based privately held company which provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2007 and $0.2 million in 2008, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target (“SLIS’s tier-two earn-out”). Under SLIS’s tier-two earn-out, the former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2004 performance, the former SLIS shareholders received $1.0 million in April 2005. On a cumulative basis, SLIS has generated $13.5 million in adjusted earnings, providing its former shareholders with a total of $2.8 million in cash earn-out payments and excess earnings of $8.0 million to carryforward and apply to future earnings targets.
On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time and date certain service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. The Company has also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target (“United American’s tier-two earn-out”). Under United American’s tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon restated financial results, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 was $1.7 million compared to the previously calculated amount of $2.4 million. The Company believes that it has paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. At December 31, 2004, the excess earn-out payment related to the 2003 and 2002 results of operations have been fully reserved for because of differing interpretations, by the Company and the selling shareholder, of the earn-out provisions of the purchase agreement. However, the Company will seek the refund of such excess payment.
On June 20, 2003, through our indirect wholly-owned subsidiary, Stonepath Logistics Government Services, Inc. (f/k/a TSI) we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a platform to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of Company stock paid at closing, and a five-year earn-out arrangement. The Company agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. The Company also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earned $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003, however no payment was required based on Regroup’s actual results. In addition, the Company has also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target (“Regroup’s tier-two earn-out”). Under Regroup’s tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments.

On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of the Company’s common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments payable in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2006). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, the Company also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of Company common stock, on a post-closing basis. Based upon 2004 performance, G-Link received $0.5 million in April 2005.
On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction was valued at up to $11.0 million, consisting of cash of $3.5 million paid at the closing and shares of the Company’s common stock having a value of $2.0 million at the time of the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The shares of common stock issued at the closing were subject to forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with a targeted level of $4.0 million (on an annualized basis). Also, if the trading price of the Company’s common stock was less than $3.17 per share at the end of a one year restriction on resale, the Company was obligated to issue additional shares to the seller. As a result of the operation of those two provisions, the seller forfeited 37,731 shares of the Company’s common stock and the Company will issue 158,973 additional shares of its common stock. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall.
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
The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year as if pre-tax earnings targets associated with each acquisition were achieved although the Company does not expect the Domestic Services pre-tax earnings levels to be fully achieved (in thousands)(1)(2):

	2006	2007	2008	2009	Total
Earn-out payments(1)(2):
Domestic	$8,050	$2,500	$2,500	$—	$13,050
International	5,131	5,503	3,769	3,235	17,638

Total earn-out payments	$13,181	$8,003	$6,269	$3,235	$30,688

Prior year pre-tax earnings targets(3):
Domestic	$12,306	$3,500	$3,500	$—	$19,306
International	12,446	13,502	9,203	8,160	43,311

Total pre-tax earnings targets	$24,752	$17,002	$12,703	$8,160	$62,617

Earn-outs as a percentage of prior year pre-tax earnings targets:
Domestic	65.4%	71.4%	71.4%	—	67.6%
International	41.2%	40.8%	41.0%	39.6%	40.7%
Combined	53.3%	47.1%	49.4%	39.6%	49.0%

(1)	Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2)	During the 2005-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $18.0 million if certain of the acquired companies generate an incremental $37.0 million in pre-tax earnings.

(3)	Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangible assets created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs.
The Company is a defendant in a number of legal proceedings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that the Company could incur material expenses in the defense and resolution of these matters. Furthermore, since the Company has not established any reserves in connection with such claims, such liability, if any, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company’s overall financial condition, could adversely affect the Company’s results of operations and cash flows in the period recorded.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at September 30, 2005, the change in interest expense would have impacted on the Company’s results of operations and cash flows by $0.1 million and $0.2 million for the three- and nine-month periods ending September 30, 2005, respectively.
In August 2005, we refinanced our U.S. revolving credit facility and, as part of this transaction, entered into conversion features and issued warrants which are required to be accounted for as derivatives. The accounting treatment requires the derivatives to be recorded at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. We utilize the Black-Scholes method option-pricing model to determine the fair value of the derivatives as of a particular reporting date. This model considers, among other factors, the price volatility of our common stock and the current stock price in relation to the conversion or exercise price. As such, market fluctuations in the price of common stock can result in significant changes in fair values which are recognized in our operating results. If the market price of our common stock had increased or decreased by 10% from the closing market price as of September 30, 2005, our other income would have changed by approximately $0.9 million. This change does not affect our cash flows.
The Company also has exposure to foreign currency fluctuations with respect to its offshore subsidiaries. The Company does not utilize derivative instruments to manage such exposure. A hypothetical change of 10% in the value of the U.S. dollar would have had an immaterial impact on the Company’s results of operations.
Item 4. Controls and Procedure
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

STONEPATH GROUP, INC.

Date: March 31, 2006	/s/ Jason Totah
Jason Totah
Chief Executive Officer

Date: March 31, 2006	/s/ Robert Arovas

Robert Arovas
President & Chief Financial Officer

Date: March 31, 2006	/s/ Robert T. Christensen

Robert T. Christensen
Vice President, Controller and
Principal Accounting Officer