Form 10-K
period 2005-12-31
STONEPATH GROUP INC
filed 2006-04-03
CIK 1093546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16105
STONEPATH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0867684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Alaskan Way, Suite 200 Seattle, Washington	98121 (Zip Code)
(Address of principal executive offices)
(206) 336-5400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,486,210 based on the closing sale price as reported on the American Stock Exchange. See Footnote (1) below.
     As of March 28, 2006, the number of shares of the registrant’s Common Stock outstanding, $0.001 par value per share, was 43,749,693.
DOCUMENTS INCORPORATED BY REFERENCE
     Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

(1)	The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

STONEPATH GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
Forward-looking Statements
      This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our subsidiaries that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report.

Item 1.	Business

Overview
      Stonepath Group, Inc., through its subsidiaries (the “Company” or “Stonepath”) is a global transportation and logistics services company that provides complete supply chain solutions to a diverse client base, including manufacturers, distributors and national retail chains. Our transportation services include air and ocean freight forwarding, distribution, customs brokerage, consulting services, shipment tracking between pickup and delivery, and other customized management services. The solutions we design and implement improve transport transit times and reduce our customers’ transportation and inventory carrying costs. As a non-asset-based third-party logistics services company, we do not own the equipment required for transportation. We contract with other parties to perform physical transportation in accordance with the services desired by our customers.
      Our business is organized around two primary business segments, Domestic Services, which coordinates the movement of raw materials, supplies, components and finished goods for our customers throughout North America, and International Services, which provides similar services for the movement of cargo beyond national borders. Our Domestic Services segment also provides warehousing and distribution services, while our International Services segment additionally provides customs clearance and bonded warehousing services.
      In addition to these core services, we offer a broad range of additional services we call “value-added,” which offer our customers ways of finding better, faster and more cost-effective ways of moving goods for them and their customers. These services include contract logistics, global project management, order fulfillment and inventory control.
      Our operations are managed through a network of offices in 21 major metropolitan areas in North America, 17 locations in the Asia Pacific region, six locations in Brazil and one location in Europe, as well as through an extensive network of independent agents and service partners strategically located throughout the world. Stonepath has 33 subsidiary entities representing our Stonepath network.
      Using our global network, technology systems and expertise in outsourced logistics, our objective is to build a leading global logistics services organization that delivers competitive supply chain management advantages to multinational and local businesses throughout the world.
      We intend to create additional stockholder value by: (1) improving productivity through enhanced technologies and business processes; (2) improving transportation margins by leveraging our growing purchasing power; (3) enhancing the opportunity for internal growth by selling additional services to existing customers and offering expanded services; and (4) implementing standard management reporting systems.

      We completed the acquisition of 16 logistics companies between 2001 and early 2004.
      The initial phase of our acquisition strategy developed a U.S.-based segment of service offerings. We accomplished this through the acquisition of M.G.R., Inc. (d/b/a “Air Plus”) on October 5, 2001 and Global Transportation Services, Inc. and its wholly-owned subsidiary, Global Container Line, Inc. (collectively “Stonepath Logistics International Services, Inc.” or “SLIS”) on April 4, 2002. Founded in 1990, Air Plus is a logistics company providing a full range of domestic transportation and distribution solutions including warehousing and order fulfillment. Air Plus services a customer base of manufacturers, distributors and national retail chains through its network of offices in North America and an extensive network of over 200 agents. Founded in 1985, SLIS provides a full range of international transportation and logistics solutions to a customer base of manufacturers and national retail chains. SLIS also provides customs brokerage, ocean forwarding, consolidation and deconsolidation services, air import and export services and warehousing and distribution services.
      We then supplemented the growth of our organization through targeted “add-on” acquisitions, or acquisitions that expanded our geographic locations, provided new services and expanded our customer base. Many of these add-on acquisitions increased our services within an industry niche or allowed us to offer complementary services to existing ones. Our add-on acquisitions included United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. (“United American”) on May 30, 2002, Stonepath Logistics Government Services, Inc. (f/k/a Transport Specialists, Inc.) (“Government Services”) on October 1, 2002, Transportation Rail Warehousing Logistics, Inc. (“TRWL”) on January 31, 2003, Regroup Express LLC (“Regroup”) on June 20, 2003 and Customs Services International, Inc. (“CSI”) on July 16, 2003. United American, based in the Detroit, Michigan area, provides us with a division that supports the automotive industry, while both Government Services and Regroup, based in Northern Virginia, and TRWL, based in Portland, Maine, service government agencies and the defense sector. CSI provides a full range of international freight forwarding and customs brokerage services out of its offices in Miami, Florida and El Paso, Texas, with a focus on Latin America, Europe and Asia.
      In 2003 and 2004, we completed a series of acquisitions that increased our presence in Asia with the goal of building the Stonepath network in some of the fastest growing economies. On August 8, 2003, we acquired a controlling interest in the Singapore and Cambodia based operations of the G-Link Group of companies, a regional logistics business headquartered in Singapore, with offices throughout Southeast Asia. We then acquired three Malaysian-based offices of G-Link in December 2003. During December 2003, we also acquired controlling interests in East Ocean Logistics Ltd., a Hong Kong-based company that specializes in international ocean freight services, Planet Logistics Pte. Ltd., a Singapore-based company that focuses on international and intra-Asia air cargo services, and Group Logistics Pte. Ltd., a start-up company providing air cargo services in Shanghai, PRC. On February 9, 2004, we increased our presence in Shanghai by acquiring a majority interest in Shaanxi Sunshine Cargo Services International Company, Ltd. (“Shaanxi”), a Class A licensed freight forwarder headquartered in Shanghai. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution services, shipping services and special freight handling.
      In the fourth quarter of 2004, we identified a need to restructure certain of our businesses. This restructuring involved the integration of duplicate facilities, abandonment of a major facility, rationalization of personnel and systems and certain other actions. As of December 31, 2005, we have eliminated seven offices and reduced our labor costs in our domestic and corporate units by $0.9 million per month from the level immediately preceding the restructuring effort. Our restructuring efforts resulted in a reduction of U.S. based personnel from 758 in September 2004 to 608 personnel in December 2005. The completion of this restructuring of our operations has permitted us to eliminate an inefficient domestic transportation information system. We have since replaced this system with a new domestic information system. Our new system has been installed and is in current use by two of our three major domestic businesses. The implementation at our third domestic business was substantially completed during the first quarter of 2006.
      There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to obtain additional capital, our ability to achieve profitability, our ability to acquire and profitably manage additional businesses, our ability to grow our existing operations, our current reliance on a small number of key customers, the risks inherent in international operations, and the intense competition in our industry for customers and for the acquisition of additional businesses. For a more detailed discussion of these risks, see the “Risk Factors” section of this report in Item 1A.
Industry Overview
      Businesses are increasingly focused on identifying ways to more efficiently manage their supply chains — an operational necessity as products are sourced and distributed globally, and a financial requirement as organizations have discovered the fiscal benefits of streamlining their logistics processes — providing an increased demand and opportunity for freight transportation and logistics providers. Companies increasingly strive to minimize inventory levels, reduce order and cash-to-cash cycle lengths, perform manufacturing and assembly operations in lowest cost locations and distribute their products throughout global markets, often requiring shipments that must be delivered at a specific date and time (which we call “time and date certain”) or shipments that must be delivered on an expedited basis.
      Furthermore, customers increasingly cite an efficient supply chain as a critical element to improve their financial performance. To remain competitive, successful companies need to not only achieve success in their core businesses, they must execute quickly and accurately.
      To accomplish their goals, businesses turn to organizations providing a broad array of transportation supply chain services. These service providers consist of freight forwarders, customs brokers, warehouse operators and other logistics service providers. They also have the option of utilizing asset-based providers who offer their services primarily through their own fleets of trucks, aircraft and vessels.
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
      We believe we can differentiate ourselves by focusing on time and date certain supply chain solutions with capabilities across virtually every mode of transportation, as well as combining these services with other logistics services that add value for customers, including pick-and-pack services, merge-in-transit, inventory control, Web-based order management, warehousing and reverse logistics solutions. We also believe that we have a competitive advantage resulting from our extensive knowledge of logistics markets, information systems, the experience of our logistics managers and the market information we possess from our diverse customer base.
      We believe that the third-party logistics industry in general, and that time and date certain distribution in particular, is poised for continued growth. The growth in the use of third-party logistics services is being driven by a number of factors, including:

•	Outsourcing of Non-Core Activities. Companies are increasingly outsourcing freight forwarding, warehousing and other supply chain activities to allow them to focus on their core competencies. From managing purchase orders to the timely delivery of products, companies turn to third-party logistics providers (“3PLs”) to manage these functions at a lower cost and more efficiently.

•	Globalization of Trade. As barriers to international trade are reduced or eliminated, companies are increasingly sourcing their parts, supplies and raw materials from the most cost competitive suppliers throughout the world. This places a greater emphasis on international freight management and just-in-

time delivery capabilities. Outsourcing of manufacturing functions to, or locating company-owned manufacturing facilities in, low cost areas of the world also results in increased volumes of world trade.

•	Increased Need for Time and Date Certain Delivery. The need for just-in-time and other time and date certain delivery has increased as a result of the globalization of manufacturing, greater implementation of demand-driven supply chains, the shortening of product cycles and the increasing value of individual shipments. Many businesses recognize that increased spending on time and date certain supply chain management services can decrease overall manufacturing and distribution costs, reduce capital requirements, allow them to manage their working capital more efficiently by reducing inventory levels and inventory loss and improve service to their customers.

•	Consolidation of Logistics Function. As companies try to develop “partnering” relationships with fewer suppliers, they are reducing the number of freight forwarders and supply chain management providers they use. This trend places greater pressure on regional or local freight forwarders and supply chain management providers to grow or become aligned with a global network. Larger freight forwarders and supply chain management providers benefit from economies of scale which enable them to negotiate reduced transportation rates with the carriers actually providing the transportation services, improve their mix of cargo to achieve desired densities and to allocate their overhead over a larger volume of transactions. Globally-integrated freight forwarders and supply chain management providers are better situated to provide a full complement of services, including pick-up and delivery, shipment via air, sea and/or ground transport, warehousing and distribution, and customs brokerage.

•	Increased Significance of Technology. Advances in technology are placing a premium on decreased transaction times and increased business-to-business activity. Companies have recognized the benefits of being able to transact business electronically. Accordingly, businesses increasingly are seeking the assistance of supply chain service providers with sophisticated information technology systems which facilitate real-time transaction processing and Web-based shipment monitoring.

      The growing emphasis on just-in-time inventory control processes has added to the complexity and need for time and date certain and other supply-chain services. We believe that we can continue to differentiate ourselves by combining our time and date certain transportation solutions with other complementary supply chain solutions. We expect to benefit from the intense corporate focus on lower-cost services, which will positively impact those providers who have the ability to leverage relationships with numerous carriers and shippers. We also believe that we are well positioned to take advantage of the growing trend toward international freight services and time and date certain domestic ground services, both of which have increased in demand during the most recent economic cycle.
Our Strategic Objectives

Our Business Strategy
      Our objective is to provide customers with comprehensive logistics solutions that add value for customers on a global scale. We intend to carry out the following strategies:

•	Foster a Disciplined Entrepreneurial Environment. A key element of our operating strategy is to foster a disciplined environment while maintaining an entrepreneurial culture for our employees. We intend to foster this environment by continuing to build on the reputations and customer relationships of our companies. We are also implementing a global management reporting and control system requiring each business to implement Company-wide controls, policies and management accountabilities. A disciplined entrepreneurial business atmosphere should allow our regional offices to quickly and creatively respond to local market demands and enhance our ability to motivate, attract and retain managers to maximize growth and profitability.

•	Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong, interactive customer relationships by anticipating and focusing on our customers’ needs. We emphasize a relationship-oriented approach to business, rather than the commodity or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we regularly meet with existing and prospective customers to help design and execute solutions for their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

•	Centralize Administrative Functions. We seek to maximize our operational efficiencies by integrating general and administrative functions at the corporate level, thereby reducing or eliminating redundant functions and facilities at our companies. This should enable us to realize potential savings and synergies, efficiently control and monitor our operations and should allow our companies to focus on growing their sales and operations.

•	Enhance Our Capital Structure. We need to augment our capital structure. This may take the form of subordinated debt, convertible preferred stock and common stock, among others. Such an enhanced capital structure will permit continued expansion, but at a far slower pace than we have done in the past. This growth will expand our services in existing markets and expand our global reach.

Operations
      Our business is organized around two primary business segments: Domestic Services, which coordinates the movement of raw materials, supplies, components and finished goods for our customers throughout North America, and International Services, which provides similar services for the movement of cargo beyond national borders. Our Domestic Services segment also provides warehousing and distribution services, while our International Services segment also provides customs clearance and bonded warehousing services. Revenues from transportation services provided by our Domestic Services segment comprised 29% of consolidated revenues in 2005, while our International Services segment accounted for the remaining 71% of revenues. Revenues from our principal freight forwarding transportation service comprised 94% of consolidated revenues in 2005, while our customs brokerage and warehousing and other services accounted for the remaining 6% of revenues.
      Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers’ specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding, customs brokerage and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck as well as customs brokerage, warehousing and other services that add value for our customers, such as inventory control, assembly, distribution and installation for manufacturers and retailers of commercial and consumer products.
      As a non-asset-based logistics provider, we arrange for and subcontract services on a non-committed basis to airlines, motor carriers, express companies, steamship lines and warehousing and distribution operators. By concentrating on network-based solutions, we avoid competition with logistics providers that offer dedicated outsourcing solutions for single elements of the supply chain. Such dedicated logistics companies typically provide expensive, customized infrastructure and systems for a customer’s specific application and, as a result, dedicated solutions that are generally asset-intensive, inflexible and invariably localized to address only one or two steps in the supply chain. Our network-based services leverage common infrastructure and technology systems so that solutions are scalable, replicable and require a minimum amount of customization (typically only at the interface with the customer). This non-asset ownership approach maximizes our flexibility in creating and delivering a wide range of end-to-end logistics solutions on a global basis while simultaneously allowing us to exercise significant control over the quality and cost of the transportation services provided.
      Within the logistics industry, we target specific markets in which we believe we can achieve a competitive advantage and/or which are growing rapidly. For example, in the freight forwarding market, we arrange for the transportation of cargo that is generally larger and more complex than shipments handled by other integrated carriers. In addition, we provide specialized combinations of services that traditional freight forwarders cannot cost-effectively provide, including time and date certain delivery requirements, direct-to-store distribution and merge-in-transit movement of products from various vendors in a single coordinated delivery to, and/or installation at, the end-user.

      Our services are broadly classified into the following categories:

•	Freight Forwarding Services. We offer domestic and international air, ocean and ground freight forwarding for shipments that require special handling or are generally larger than shipments handled by competing integrated carriers of primarily small parcels. Our basic freight forwarding business is complemented by customized and information technology-based options to meet customers’ specific needs. Our Domestic Services organization offers same day, one, two and three to five day service along with expedited ground service within North America through our network of asset-based carriers. On a limited basis, we also provide motor carrier services through one of our own affiliates. Internationally we offer a wide range of services from expedited air to multi-modal options through our network of owned or agent offices throughout the world. In a few markets in Asia, the Company offers co-loading services to the freight forwarding marketplace.

•	Customs Brokerage Services. Our International Services organization provides customs brokerage services. Within each country, the rules and regulations vary along with the level of expertise that is required to perform the customs brokerage services. Our customs brokers and support staff have extensive knowledge of the complex tariff laws and customs regulations governing the payment of duty and taxes, as well as valuation and import restrictions in their respective countries.

•	Warehousing and Other Services that Add Value for our Customers. Our warehousing services primarily relate to storing goods and materials to meet our customers’ production or distribution schedules. Other services include receiving, deconsolidation and decontainerization, sorting, put away, consolidation, assembly, inspection services, cargo loading and unloading, assembly of freight, customer inventory control and protective packing and storage, order processing and customer-directed invoicing. We receive storage charges for use of our warehouses and fees for our other services.

•	Time and Date Certain Transportation. We specialize in complex, time and date certain delivery of product to many destinations around the world and all North American destinations. These include high-volume, complex multi-destination consolidation programs for catalog, retail and other shippers. We have special programs focused on high value and breakable freight utilizing all modes of transportation.
      Other services provided by us include:

•	Direct-to-store logistics for retail customers involving coordination of product received directly from manufacturers and dividing large shipments from manufacturers into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time and date certain product launch dates.

•	Turn-key product management services for retailers — including comprehensive vendor compliance management, central delivery and distribution centers close to consumption, inventory forecasting, replenishment and management — all on the Web.

•	Merge-in-transit logistics involving movement of products from various vendors at multiple locations to a Company facility and the subsequent merger of the various deliveries into a single coordinated delivery to the final destination. Such services are useful to retailers where deliveries from diverse sources are organized and distributed to maximize efficiency of their sales and marketing programs.

•	Web-based fulfillment solutions providing order management as well as the subsequent pick, pack and shipment for our customers.

•	Turn-key supply chain and logistics outsourcing projects where we operate one or more warehouses or the entire end-to-end supply chain. We provide sophisticated systems that supply global location, status and ownership of parts/ SKUs and enable the timely cross border customs clearance and placement desired by the final consumer of the goods.

•	High-speed, time and date certain, total-destination programs that include packaging, transportation, unpacking and placement of new products and equipment.

•	Packaging, transportation, unpacking and stand installation for domestic trade shows and major expositions.

•	Reverse logistics involving the return of products from end users to manufacturers, retailers, resellers or remanufacturers, including verification of working order, defect analysis, serial number tracking and inventory control.
Information Systems
      A key component of our growth strategy is the regular enhancement of our information systems and ultimate migration of the information systems of our companies to a common set of back-office and customer facing applications. We believe that the ability to provide accurate, real-time information on the status of shipments and the status, ownership and details of the accompanying inventory is paramount to our customers. We believe that our efforts in this area will provide competitive service advantages, new customers and an increase of business from existing accounts. In addition, we believe that centralizing our back-office operations and using our transportation management system to automate the rating, routing, tender and financial settlement processes for transportation movements will drive significant productivity improvement across our network.
      To execute this strategy, we have and will continue to assess our existing technologies obtained through our acquisition strategy in combination with commercially available supply chain technologies to launch our own “best-of-breed” technology set using a combination of owned and licensed technologies. We refer to this technology set as Tech-Logistm (or Technology in Logistics). We are developing Tech-Logistm to provide: (1) a customer-facing portal that unifies the look and feel of how customers, employees and suppliers work with and connect to us; (2) a robust supply chain operating system including order, inventory optimization, transportation, warehouse and supply chain event management for use across the organization; and (3) a common data repository for analysis and reporting to provide advanced metrics to management and our customers. We have completed the added value logistics portion of this integrated logistics and information platform. We did encounter difficulty, however, with the functionality for the multi-modal forwarding portion of the Tech-Logistm platform in 2004. As a result, the Company wrote off its investment in this unsuitable system in the fourth quarter of 2004. The Company has redirected its efforts into a new solution to meet its increasingly sophisticated needs for leading edge technologies. Portions of this new solution were implemented in 2005 in our Domestic Services segment.
      In executing this strategy, we have and will continue to invest significant management and financial resources to deliver these technologies. We believe these technologies will provide financial and competitive advantages in the years ahead and will increase our competitive differentiation.
Consolidation of Businesses
      We began to make changes in the fourth quarter of 2004 to further consolidate our businesses and to improve our profitability. After a review of our entire business in late 2004 and early 2005, we made a number of targeted reductions across our employee base. We also streamlined our line-haul trucking division, a strategic step to ensure that our core focus remains on providing non-asset-based logistics solutions to our clients. We also moved our corporate headquarters to Seattle, Washington in May 2005, in an effort to derive synergies from the integration of the Company’s corporate team with its U.S. operating companies’ support staff.
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
      Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel, entertainment products and household goods. For the year ended December 31, 2005, approximately 26% of our total revenue was derived from our six largest customers, in comparison to 39% for the six largest customers in 2004. The decline was primarily due to internal and acquired growth in total revenues and lower revenues from Best Buy Co., Inc. (“Best Buy”), our largest customer in 2004. Best Buy accounted for 6% of total revenue in 2005 and 13% in 2004. The Best Buy decline was principally due to their divestiture of an operating division which we formerly serviced and the transitioning of certain portions of business in-house. No customer accounted for more than 10% of total revenue in 2005. As our current operations continue to diversify, and as we continue our acquisition strategy, our exposure to customer and industry concentrations should be significantly reduced.
Competition and Business Conditions
      Our business is directly impacted by the volume of domestic and international trade. Trade volume is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, acts of war, terrorism and other armed conflicts, and United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.
      The global logistics services and transportation industries are intensively competitive and are expected to remain so for the foreseeable future. We compete against other integrated logistics companies, as well as transportation services companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on capabilities, rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations.
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
      We also encounter competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers. As an ocean freight forwarder, we encounter strong competition in every country in which we choose to operate. This includes competition from steamship companies and both large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. We believe that quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in our industry.
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
Personnel
      At December 31, 2005, we had 1,111 employees of which 758 employees were engaged in operations, 98 in sales and marketing, and 255 in finance, administration and management functions.

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
Corporate Information
      Stonepath Group, Inc. was incorporated in Delaware in 1998. Our principal executive offices are located at 2200 Alaskan Way, Suite 200, Seattle, Washington 98121. Our telephone number is (206) 336-5400 and our Internet website address is www.stonepath.com. We make available free of charge on our website all materials that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials have been filed with, or furnished to, the Securities and Exchange Commission.
Segment Information
      For additional information about our business segments, see the business segment information presented in Note 16 to the consolidated financial statements.

Item 1A.	Risk Factors

• We have not been profitable in four out of the last five years.
      We incurred net losses of $9.8 million in 2005, $13.0 million in 2004, $0.8 million in 2003, and $17.5 million in 2001 and have experienced negative cash flow from operations in four of the past five years. Since the adoption of our new business model of delivering non-asset-based third-party logistics services in 2001, we have incurred losses from continuing operations of $9.8 million in 2005, $13.0 million in 2004 and $0.5 million in 2003. For the year ended December 31, 2005, cash flow from operations was $5.0 million. Negative cash flow from operations for the years ended December 31, 2004 and 2003 was $1.6 million and $4.0 million, respectively. Although our results for the years ended December 31, 2005 and 2004 include restructuring and excess earn-out charges of $3.3 million and $7.4 million, respectively, our ability to achieve profitability on a continuing basis in the future is dependent upon (a) the results of the efforts we began in the fourth quarter of 2004 to further integrate our business operations, (b) our ability to pass along added costs to customers, including escalating fuel charges, (c) our ability to improve our buying processes to reduce the costs of carrier services, (d) our ability to implement a new freight forwarding information system, and (e) our ability to retain and attract talented and experienced personnel in the future. There is no assurance that those results will achieve their intended effect or that we will be able to effectuate such actions.

• We need additional capital to meet our existing obligations and implement our business strategy.
      Additional capital will be required to fund our existing obligations and to execute our business strategy. We intend to obtain that additional capital through a combination of debt and equity financing. There is no assurance that we can obtain capital on favorable terms within the timeframe necessary to meet our existing obligations or to implement our strategy.

• The issuance of additional securities may cause additional dilution to the interests of our existing shareholders.
      We may issue additional shares of common stock or common stock equivalents to obtain the capital we need. The issuance of such securities would further increase the number of shares outstanding and further dilute the interests of our existing shareholders. We may issue more shares of common stock for this purpose without prior notice to our shareholders.
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
      We are currently authorized to issue 100,000,000 shares of common stock. As of March 1, 2006, we had 43,749,693 outstanding shares of common stock. We may in the future issue up to 29,482,630 additional shares of our common stock upon conversion or exercise of existing outstanding convertible securities, options and warrants in accordance with the following schedule:

	Number of
	Shares		Proceeds

Options outstanding under our stock option plan	12,126,784		$18,143,235
Shares issuable upon conversion of Convertible Note	9,382,623	(1)	—
Shares issuable upon exchange of subsidiary Preferred Shares	3,444,445	(2)	—
Non-plan options	552,000		920,750
Warrants	3,976,778		11,364,399

Total	29,482,630		$30,428,384

(1)	Does not include shares which may be issued upon conversion of accrued interest or fees payable under a convertible note in connection with our domestic credit facility (the “Convertible Note”). The holder of the Convertible Note has the right to convert any portion of such interest or fees not paid in cash into shares of common stock at a conversion price of $1.0658 per share, subject to anti-dilution adjustment. Although the holder has the right to exercise this conversion feature, it is our expectation that all such interest and fees will be paid in cash.

(2)	Includes 2,777,778 shares of common stock issuable upon exchange of preferred shares of Stonepath Holdings (Hong Kong) Limited (“Preferred Shares”) now outstanding and an additional 666,667 shares of common stock which may be issued upon exchange of additional Preferred Shares which may be issued as pay-in-kind dividends on the Preferred Shares for two years’ worth of such dividends. Does not include 333,333 additional shares of common stock which may be issued in exchange for Preferred Shares issued as pay-in-kind dividends in each year after such two-year period.

      Under the terms of our domestic credit facility, once the outstanding $10.0 million minimum borrowing note, or any subsequent minimum borrowing note in that amount, has been fully converted into shares of our common stock during the three year term of that facility, a new $10.0 million minimum borrowing note will be issued convertible into shares of our common stock at a conversion price equal to 115% of the average market price for the ten trading days preceding the issuance of that minimum borrowing note.
      Even though the aggregate exercise of these securities could generate material proceeds for us, the issuance of additional shares of common stock would result in the dilution of the ownership interests of our existing common shareholders and the market price of our common stock could be adversely affected.

• We are unable to make further acquisitions without the consent of the lender under our domestic credit facility.
      Our current domestic credit facility requires the lender’s consent for further acquisitions. Although our lender may have the obligation to act reasonably and in good faith in connection with any consent we may request, our domestic credit facility contains no specific objective criteria by which a proposed acquisition would be measured or evaluated. These circumstances may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

• Our earnings are subject to non-cash charges relating to the amortization of intangibles.
      Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid in a business combination over the fair value of the identifiable tangible net assets acquired is to be allocated among identifiable intangible assets and goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships, is amortized over the life of these intangible assets. This subjects us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because we have grown through acquisitions, our earnings are subject to greater non-cash amortization charges than a company whose earnings have been derived from internal growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. This will create the appearance, based on our consolidated financial statements, that our intangible assets are diminishing in value, when in fact they may be increasing because we are growing the value of our intangible assets (e.g., customer relationships).

• If we are unable to profitably manage and integrate the companies we acquire, are unable to acquire additional companies, or are unable to grow our existing operations, we will not achieve our growth and profit objectives.
      Our goal is to build a global logistics services organization through both the acquisition of other logistics companies, as well as through internal growth of our existing operations. There can be no assurance that, if we are able to make further acquisitions, we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial costs, delays or other operational or financial problems. Acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, we cannot be sure that we will grow our existing operations successfully.

• We rely on a small number of large customers, the loss of which would have a negative effect on our results of operations.
      Even though our customer base is diversifying as we grow, it remains concentrated. For the year ended December 31, 2005, approximately 26% of total revenue was derived from our six largest customers, in comparison to 39% for the six largest customers in 2004. We believe the risk posed by this concentration is mitigated by our longstanding and continuing relationships with these customers and we are confident that these relationships will remain ongoing for the foreseeable future. We intend to continue to provide superior service to all of our customers and have no expectation that revenue from any of these customers will be reduced as a result of any factors within our control. However, adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in shipment volume. Either of these events could negatively impact us. Our immediate plans, however, are to reduce our dependence on any particular customer or customers by increasing our sales and customer base by, among other things, diversifying our service offerings and continuing with our growth strategy.

• The risks associated with international operations could adversely affect our operations and ability to grow.
      A significant portion of our revenue is derived from our international operations and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and the Asia Pacific region. Our strategic plan contemplates the growth of those operations as well as expanding into the transportation of goods in other markets. The following factors could adversely affect our current international operations as well as the growth of those operations:

•	the political and economic systems in certain international markets are less stable than in the United States;

•	wars, civil unrest, acts of terrorism and other conflicts exist in certain international markets;

•	export restrictions, tariffs, licenses and other trade barriers can adversely affect the international trade serviced by our international operations;

•	managing distant operations with different local market conditions and practices is more difficult than managing domestic operations;

•	differing technology standards in other countries present difficulties and incremental expense in integrating our services across international markets;

•	complex foreign laws and treaties can adversely affect our ability to compete; and

•	our ability to repatriate funds may be limited by tax ramifications and foreign exchange controls.

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
      For the foreseeable future, our success will depend largely on the continued services of Dennis L. Pelino, our Chairman, Jason F. Totah, our Chief Executive Officer, and Robert Arovas, our President and Chief Financial Officer, because of their collective industry knowledge, marketing skills and relationships with major vendors and customers. We have employment agreements with each of these individuals which contain non-competition covenants which survive their actual terms of employment. Nevertheless, should any of these individuals terminate employment with us, it could have a material adverse effect on our future results of operations.

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

• Our stock price may be volatile due to factors under, as well as out of, our control.
      The market price of our common stock has been highly volatile. Some factors that may affect the market price in the future include:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations or new commercial products or services by us or our competitors;

•	a continued weakening of general market conditions which in turn could have a depressive effect on the volume of goods shipped and shipments that we manage or arrange;

•	acts of global terrorism or armed conflicts; and

•	changes in recommendations or earnings estimates by securities analysts.
      Furthermore, the stock market has historically experienced volatility which has particularly affected the market prices of securities of many companies with small market capitalizations and which may be unrelated to the operating performances of such companies.

• The accounting treatment that we must apply to the warrant and conversion features contained within the terms of our credit facility may result in periodic volatility of our earnings while these features of the facility are outstanding.
      The agreements supporting our domestic credit facility and convertible preferred stock contain embedded conversion features, pursuant to which part of the debt and all of the preferred stock may be converted into shares of our common stock at a negotiated conversion price, as well as warrants that we have granted for shares of our common stock at negotiated and varying exercise prices. The applicable accounting rules and guidance require us to treat the conversion features and the warrants as liabilities, rather than as equity instruments. The classification as liabilities also means that we must account for them at fair value and include changes in fair value as a component of other income (expense) for as long as the conversion and warrant rights remain classified as liabilities. Changes in fair value are based upon the market price of our stock and are calculated using the Black-Scholes method of valuation. Thus, as the market price of our stock increases, other expense increases, and as the market price of our stock decreases, other income increases.

This “derivative” accounting treatment could therefore result in wide swings of other income (expense) and volatility in our statement of operations.

• Our cash flow will be adversely affected in the future once we make use of our consolidated net operating loss carryforward available to offset future taxable income.
      We have accumulated a net operating loss carryforward for federal income tax purposes. As of December 31, 2005, approximately $56.0 million of these losses were available to offset our taxable income until the losses are fully utilized. Once these available losses have been utilized, our cash flows will be affected accordingly. We do not anticipate paying federal income taxes in the near future as we expect that our existing net operating loss carryforward should be sufficient to offset any taxable income that is generated. However, additional sales of our securities could have the effect of significantly limiting our ability to utilize our existing net operating loss carryforward in the future if the issuance resulted in a change in ownership, as defined by Section 382 of the Internal Revenue Code. Generally, such a change in ownership will be deemed to have occurred when the percentage of common stock owned by any five-percent shareholder increases by more than 50 percentage points. At that time, the annual net operating loss that may be utilized in subsequent carryforward years is limited to the amount determined by multiplying the fair value of the Company by the tax-exempt long term bond interest rate.

• Because we are a holding company, we depend on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.
      We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries. The ability of our subsidiaries to pay dividends and our ability to receive distributions from those subsidiaries are subject to applicable local law and other restrictions including, but not limited to, applicable tax and exchange control laws. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations. We, as a holding company, require our lender’s consent to declare dividends to our shareholders or make distributions to our subsidiaries.

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

• We may be required to incur material expenses in defending or resolving outstanding legal disputes which would adversely affect our results of operations.
      We are a defendant in a number of legal proceedings, including those we have identified as material in our periodic Securities and Exchange Commission filings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, we could incur material expenses in the defense and resolution of these matters. Since we have not established any material reserves in connection with these claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations in the period recorded.

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
      Certain provisions of our certificate of incorporation and the General Corporation Law of the State of Delaware (the “GCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our shareholders. For example, we are subject to the provisions of the GCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an “interested shareholder”) for three years after the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Finally, our certificate of incorporation includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise.

Item 2.	Properties
      The Company does not own any real estate and currently leases all of its facilities. Our corporate headquarters headquarters is located at 2200 Alaskan Way, Suite 200, Seattle, Washington 98121.
      As of December 31, 2005, we leased and maintained logistics facilities in 24 locations throughout the United States as well as 24 international locations. The majority of these locations are operating terminals that contain office space and warehouse or cross-dock facilities and range in size from approximately 1,200 square feet to 160,000 square feet. A few of these facilities are limited to a small sales and administrative office.
      Lease terms for our principal properties are generally up to five years and terminate at various times through 2012, while a few of the smaller facilities are leased on a month-to-month basis. The Company believes that current leases can be extended and that suitable alternative facilities are available in the vicinity of existing facilities should extensions be unavailable or undesirable at the end of the current lease arrangements.
      Our logistics facilities are situated in the following locations:

Atlanta	Miami	St. Louis
Chicago (2 locations)	Milwaukee	Washington, D.C.
Columbus	Minneapolis (2 locations)	Hong Kong
Dallas/Fort Worth	New York (2 locations)	PRC (10 locations)
Denver	Orlando	Singapore (2 locations)
Detroit	Portland, ME	Malaysia (3 locations)
El Paso	Salt Lake City	Cambodia
Houston	San Francisco	Brazil (3 locations)
Indianapolis	Seattle	Germany
Los Angeles

Item 3.	Legal Proceedings
      The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and former officers Bohn H. Crain and Thomas L. Scully. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company’s shares between March 29, 2002 and September 20, 2004, and alleges claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon allegations that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court. The Company and the individual defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend against the claims raised in this action. On October 27, 2005, the Court granted the defendants’ motion to dismiss with leave to file an amended complaint and the plaintiff filed a second amended complaint on November 15, 2005. The Company and the individual defendants have filed a motion to dismiss the second amended complaint and continue to believe that the suit is without merit and intend to vigorously defend against the claims raised in the action.
      The Company was named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action were all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglass Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, and former officers Bohn H. Crain, Stephen M. Cohen, and Thomas L. Scully. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims were based upon allegations that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading. The complaint alleged that the statements were materially misleading because they understated the Company’s accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls. The derivative action sought compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court. The Court granted the defendants’ motion to dismiss this action on September 27, 2005 and the plaintiff filed a notice of appeal with the United States Court of Appeal for the Third Circuit on October 26, 2005.
      On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. Arbitration proceedings are scheduled to commence in April 2006. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $0.5 million in excess earn-out payments that were made to Mr. Burke.
      The Company received notice in 2004 that the Securities and Exchange Commission (the “Commission”) was conducting an informal inquiry to determine whether certain provisions of the federal securities laws have been violated in connection with the Company’s accounting and financial reporting. As part of the inquiry, the staff of the Commission requested information relating to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group, Inc. and additional background information for the period from October 5, 2001 to December 2, 2004. The Company has voluntarily cooperated with the staff.

      Gary Koch, the Shareholders’ Agent under the Stock Purchase Agreement dated as of August 30, 2001 relating to the acquisition of M.G.R., Inc., Contract Air, Inc., and Distribution Services, Inc., objected to the calculations of earn-out payments payable to the sellers. The Company is also seeking the return of excess earn-out payments made previously based on erroneous financial statements. The parties have agreed to submit the objections and the Company’s claim for the recovery of prior earn-out payments to arbitration pursuant to procedures which are being developed by the parties.
      In March 2006, the Company settled two lawsuits filed by a former employee for $0.3 million.
      The Company is not able to predict the outcome of any of the foregoing actions at this time, since each action is in an early stage. An adverse determination in any of those actions could have a material and adverse effect on the Company’s financial position, results of operations and/or cash flows.
      The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial positions results of operations or cash flows.

Item 4.	Submission Of Matters To A Vote Of Security Holders
      The Annual Meeting of the Company’s shareholders was held on October 7, 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Board’s solicitations. At this meeting, the shareholders were requested: (1) to elect a Board of Directors and (2) to ratify the appointment of independent auditors. The following action was taken by the Company’s shareholders with respect to each of the above items:
      Votes were cast for the election of directors as follows:

Director	Votes For	Votes Withheld

Dennis Pelino	31,367,170	2,770,005
Aloysius T. Lawn, IV	32,305,483	1,831,692
David R. Jones	32,311,458	1,825,717
Robert McCord	32,323,284	1,813,891
J. Douglass Coates	32,318,609	1,818,566
John H. Springer	32,313,958	1,823,217
      A total of 32,448,265 votes were cast for, and 570,910 shares were voted against, the ratification of the appointment of independent auditors, with 118,000 shares abstaining.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the American Stock Exchange under the symbol “STG.” The table below sets forth the high and low prices for our common stock for the quarters included within 2005 and 2004.

	High	Low

Year ended December 31, 2005
First quarter	$1.44	$0.88
Second quarter	1.08	0.67
Third quarter	1.24	0.86
Fourth quarter	0.98	0.64
Year ended December 31, 2004
First quarter	4.20	2.27
Second quarter	4.05	1.80
Third quarter	2.10	0.86
Fourth quarter	1.28	0.60

Share Information
      As of March 1, 2006 there were 43,749,693 shares of our common stock outstanding, owned by 214 registered holders of record. Management estimates there are over 5,073 stockholders holding stock in nominee name. We have not paid cash dividends on our common stock and do not anticipate or contemplate paying cash dividends in the foreseeable future. We plan to retain any earnings for use in the operations of our business and to fund our acquisition strategy. Furthermore, we are limited in our ability to pay dividends under the terms of our domestic credit facility.

Equity Compensation Plan Information
      The following table sets forth information, as of December 31, 2005, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)	(b)	(c)
	Number of	Weighted-	Number of Securities
	Securities to be	Average Exercise	Remaining Available for
	Issued Upon	Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding	Options,	Plan (Excluding
	Options, Warrants	Warrants and	Securities Reflected in
Plan Category	and Rights	Rights	Column(a))

Equity compensation plans approved by security holders	12,126,784	$1.50	1,437,123	(1)
Equity compensation plans not approved by security holders	552,000	$1.67	—

Total	12,678,784	$1.50	1,437,123

(1)	Does not include options to purchase 1,436,093 shares of our common stock under the Company’s stock option plan which have been exercised.

Item 6.	Selected Financial Data
      The following selected financial data as of and for the dates indicated have been derived from our consolidated financial statements. You should read the following selected financial data together with the consolidated financial statements and related footnotes of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      The selected consolidated statement of operations data of the Company for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data of the Company as of December 31, 2005 and 2004 are derived from the Company’s consolidated financial statements that have been audited by Grant Thornton LLP and are included in this report. The selected consolidated statement of operations data of the Company for the year ended December 31, 2003 are derived from the Company’s consolidated financial statements that have been audited by KPMG LLP and are included in this report. The selected consolidated statement of operations data of the Company for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data of the Company as of December 31, 2003, 2002 and 2001 are derived from the Company’s audited consolidated financial statements (after reclassification for discontinued operations, as discussed below) which are not included in this report.
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
      From October 2001 through February 2004, we have acquired 16 logistics businesses. See Note 5 to the consolidated financial statements for a discussion of these acquisitions and their effects on our financial statements.
      In connection with a restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002, we determined that we had paid earn-outs to former owners of certain acquired companies that were in excess of that which should have been paid based upon the restated results. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the effect of these overpayments.
      In late 2004 and early 2005, we commenced a restructuring program, engineered to accelerate the integration of our businesses and improve our overall profitability. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 to our consolidated financial statements for the year ended December 31, 2005, for discussions regarding the effect of this program.
      In 2005, we completed several financing transactions which contained embedded conversion futures which require the instruments to be accounted for as liabilities. The classification as liabilities requires that the conversion futures be considered a derivative and accounted for at fair value. Changes in fair value are included as a component of other income (expense). See Item 7, Management’s Discussion and Analysis of

Financial Condition and Results of Operations, and Note 8 to our consolidated financial statements for the year ended December 31, 2005, for discussions regarding the accounting for those instruments.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In Thousands, except per share amounts)
Consolidated Statement Of Operations Data:
Total revenue	$410,255	$367,081	$220,084	$122,788	$15,598
Cost of transportation	323,798	282,359	158,106	86,085	10,009

Net revenue	86,457	84,722	61,978	36,703	5,589
Operating expenses	90,348	90,298	60,300	35,956	10,409

Income (loss) from operations	(3,891)	(5,576)	1,678	747	(4,820)
Other income (expense)	(2,545)	(3,652)	(1,278)	128	1,295

Income (loss) from continuing operations before income tax expense and minority interest	(6,436)	(9,228)	400	875	(3,525)
Income tax expense	1,918	2,395	736	421	71

Income (loss) from continuing operations before minority interest	(8,354)	(11,623)	(336)	454	(3,596)
Minority interest	1,384	1,395	187	—	—

Income (loss) from continuing operations	(9,738)	(13,018)	(523)	454	(3,596)
Loss from discontinued operations	—	(25)	(263)	—	(13,863)

Net income (loss)	(9,738)	(13,043)	(786)	454	(17,459)
Preferred stock dividends	(36)	—	—	15,020	(4,151)

Net income (loss) attributable to common stockholders	$(9,774)	$(13,043)	$(786)	$15,474	$(21,610)

Basic earnings (loss) per common share:
Continuing operations	$(0.22)	$(0.33)	$(0.02)	$0.70	$(0.38)
Discontinued operations	—	—	(0.01)	—	(0.68)

Basic earnings (loss) per common share	$(0.22)	$(0.33)	$(0.03)	$0.70	$(1.06)

Diluted earnings (loss) per common share(1):
Continuing operations	$(0.23)	$(0.33)	$(0.02)	$0.02	$(0.38)
Discontinued operations	—	—	(0.01)	—	(0.68)

Diluted earnings (loss) per common share	$(0.23)	$(0.33)	$(0.03)	$0.02	$(1.06)

Weighted average common shares:
Basic	43,592	38,972	29,626	22,155	20,510

Diluted	46,758	38,972	29,626	29,233	20,510

(1)	Diluted earnings per common share for 2002 excludes the impact of the July 18, 2002 exchange transaction with the holders of the Company’s Series C Preferred Stock.

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,601	$2,801	$3,074	$2,266	$15,228
Total assets	135,282	122,946	90,269	53,985	40,714
Long-term debt	1,137	2,134	1,135	—	—
Stockholders’ equity	36,500	44,969	56,323	33,165	32,092

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion is intended to further the reader’s understanding of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein. This discussion also contains statements that are forward-looking. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this report and in our other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof.
Overview
      We are a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time and date certain transportation and distribution solutions through our Domestic Services segment where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services segment. In addition to these core service offerings, we also provide a broad range of supply chain management services, including warehousing, order fulfillment and inventory control solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, 17 locations in the Asia Pacific region, six locations in Brazil and one location in Europe, as well as through an extensive network of independent carriers and service partners strategically located around the world.
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
      Although our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies, we identified a need to restructure certain of our businesses commencing in the fourth quarter of 2004. This restructuring involves the integration of duplicate facilities, abandonment of a major facility, rationalization of personnel and systems and certain other actions. As of December 31, 2005, we have eliminated seven offices and reduced our labor costs in our domestic and corporate units by $0.9 million per month from the level immediately preceding the restructuring effort. Our restructuring efforts have resulted in a reduction of U.S. based personnel from 758 in September 2004 to 608 personnel in December 2005. The completion of this restructuring of our operations has permitted us to eliminate an inefficient domestic operating system. We have since replaced this system with a new domestic transportation operating system. Our new system has been installed and is in current use by two of our three major domestic businesses. The implementation at our third domestic business was substantially completed during the first quarter of 2006.
      Our prior domestic credit facility prohibited further acquisitions (see Note 8 to our consolidated financial statements). We have replaced that facility with a new domestic credit facility that will permit further acquisitions with the lender’s consent.
      In addition to the need for our lender’s consent, our ability to make further acquisitions will depend upon our ability to identify and acquire target businesses that fit within our general acquisition criteria and the continued availability of capital and financing resources sufficient to complete these acquisitions and fund earn-out payments for previous acquisitions. Our growth strategy depends upon a number of factors, including our ability to efficiently integrate the businesses of the companies we have acquired, generate the anticipated synergies from their integration, and maintain the historic sales growth of those businesses.
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
      A significant portion of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our current international operations are focused on the shipment of goods into and out of the United States and are dependent on the volume of international trade with the United States. Our strategic plan contemplates the growth of those operations, as well as the expansion into the transportation of goods wholly outside of the United States. A list of the factors that could adversely affect our current international operations is included in the “Risk Factors” section of this report in Item 1A.
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
      We derive our revenue from three principal sources: freight forwarding, customs brokerage, and warehousing and other services. As a freight forwarder, we are primarily a non-asset-based carrier that does not own or lease any significant transportation assets. We generate the majority of our revenue by purchasing transportation services from direct (asset-based) carriers and using those services to provide transportation of property for our customers. We are able to negotiate favorable buy rates from the direct carriers by consolidating shipments from multiple customers and concentrating our buying power, while at the same time offering lower sell rates than most customers would otherwise be able to negotiate themselves. When acting as an indirect carrier, we will enter into a written agreement with our customers and/or issue a tariff and a house bill of lading to customers as the contract of carriage. When the freight is physically tendered to a direct carrier, we receive a separate contract of carriage, or master bill of lading. In order to claim for any loss associated with the freight, the customer is first obligated to pay the freight charges. With regard to our domestic operations, we record transport revenues using a method that is materially consistent with recognition upon delivery to consignees. For our international operations, consistent with our contracts of carriage, we recognize revenues upon the completion or substantial completion of our contracted services to customers. Substantial completion is defined as all services required on international shipments from the origin to the destination country, with the balance of revenues earned upon delivery. All other revenue, including revenue for customs brokerage and warehousing and other services, is recognized upon completion of the service.
      In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. Two alternative methods for accounting for stock options are available through 2005 — the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense is recognized for options issued at an exercise price equal to or greater than the quoted market price on the date of grant to employees, officers and directors. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and volatility. If the fair value method were used, both basic and diluted loss per share would have increased by $0.07 in 2005. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment, which will require compensation cost related to share-based payment transactions to be recognized in our consolidated financial statements.
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
      Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over four to ten years and non-compete agreements are amortized using the straight-line method over periods of three to five years.
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
      Our discontinued operations, which focused on the development of early-stage technology businesses, and our continuing operations have generated significant net operating loss (NOLs) carryforwards which could be used in the future. After giving effect for certain annual limitations based on changes in ownership as defined in Section 382 of the Internal Revenue Code, we estimate that approximately $56.0 million in NOLs may be available to offset future federal taxable income. Under SFAS No. 109, Accounting for Income Taxes, we are required to provide a valuation allowance to offset deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2005, the valuation allowance was $25.1 million. Given our historical losses and our limited track record to date, we maintained a full valuation allowance against our deferred tax assets as of December 31, 2005. We had deferred tax liabilities of approximately $2.9 million at December 31, 2005 and approximately $1.7 million at December 31, 2004, primarily related to the tax amortization of goodwill, which is deductible for tax purposes over a life of 15 years but is not amortized for book purposes. We do not anticipate paying federal income taxes in the near future as we expect that our existing NOLs will be sufficient to offset current taxable income, if any. However, additional sales of our securities could have the effect of significantly limiting our ability to utilize our existing NOLs in the future.
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

Results Of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004
      The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

			Change

	2005	2004	Amount	Percent

Total revenue	$410,255	$367,081	$43,174	11.8%

Transportation revenue	$384,869	$343,460	$41,409	12.1
Cost of transportation	323,798	282,359	41,439	14.7

Net transportation revenue	61,071	61,101	(30)	—
Net transportation margin	15.9%	17.8%
Customs brokerage	8,623	9,393	(770)	(8.2)
Warehousing and other services	16,763	14,228	2,535	17.8

Net revenue	$86,457	$84,722	$1,735	2.0%

Net revenue margin	21.1%	23.1%

      Total revenue was $410.3 million in 2005, an increase of 11.8% over total revenue of $367.1 million in 2004. In the first quarter of 2004, we acquired Shanghai, China-based Shaanxi Sunshine Cargo Services International Co., Ltd. (“Shaanxi”) and several companies in Brazil. These acquisitions affect the comparability of 2005 and 2004 results recorded by our International Services segment. There were no other acquisitions in 2005 or 2004 that affect comparability of year over year results. The Domestic Services segment delivered $118.1 million in total revenue in 2005, a decline of $27.1 million or 18.7% below the same prior year period. The decline in Domestic Services total revenue was due to lower automotive related business caused by the difficult economic conditions of domestic automobile manufacturers and reduced volume from a major, national retail-based customer. The decline in revenue from this major customer was approximately $20.9 million less in 2005 than 2004, resulting from the customer selling a line of business we serviced and realigning a distribution program to an in-house operation. The International Services segment delivered $292.2 million in total revenue in 2005, a period over period improvement of $70.3 million or 31.7%, with same store growth increasing by 8.8% or $12.6 million, and acquisition growth, lead by Shaanxi, increasing $57.7 million.
      Net transportation revenue was $61.1 million in 2005, which was flat compared to 2004. Same store net transportation revenue declined $2.2 million compared to 2004, while acquisitions provided $2.2 million more in net transportation revenue over 2004. The Domestic Services segment delivered $28.3 million of net transportation revenue in 2005, a decrease of $4.2 million or a 13.0% decline compared to the same prior year period. The International Services segment delivered $32.8 million of net transportation revenue in 2005, a period over period improvement of $4.2 million or 14.8%, with $2.0 million of the increase coming from same store growth and the remaining $2.2 million improvement attributed to acquisitions.
      Net transportation margin decreased to 15.9% for the year ended December 31, 2005 from 17.8% for the comparable period in 2004 primarily due to the International Services segment, which carries lower margin rates, making up 54% of the total net transportation revenue compared to 47% in 2004. For the International Services segment, net transportation margin declined to 11.7% from 13.6% as a result of Shaanxi comprising a greater portion of the total International Service segment. Shaanxi operates principally as a wholesaler of air freight, which carries lower margins than our other international businesses but provides the segment with the opportunity for growth in the higher margin retail component of the air freight business. Net transportation margin for the Domestic Services segment increased to 27.2% for the year ended December 31, 2005 from 24.5% for the comparable period in 2004 driven primarily by price increases in specific customer relationships as well as a reduction in volume of lower margin business.

      Customs brokerage and other services revenue was $25.4 million in 2005, an increase of 7.5% over $23.6 million in 2004. All of the increase was attributable to same store growth. The Domestic Services segment delivered $14.2 million of revenue from other services in 2005, an improvement of $1.9 million or 15.7% over the same prior year period. The International Services segment delivered $11.2 million of revenue from these services in 2005, a slight decrease of $0.2 million or 1.4% from 2004.
      Net revenue was $86.5 million in 2005, an increase of 2.0% over net revenue of $84.7 million in 2004. Same store growth decreased $0.4 million or 0.5% with acquisitions providing an increase of $2.2 million. The Domestic Services segment delivered $42.5 million of net revenue in 2005, a decline of $2.3 million or 5.2% over the same prior year period. The International Services segment delivered $44.0 million of net revenue in 2005, an increase of $4.1 million or 10.2% compared to 2004, $2.2 million of which is attributed to acquisitions.
      Net revenue margin decreased to 21.1% for 2005 compared to 23.1% for 2004. Net revenue margin for the Domestic Services segment increased to 36.0% for the year ended December 31, 2005 from 30.9% for the comparable period in 2004. Net revenue margin for the International Services segment decreased to 15.1% for the year ended December 31, 2005 from 18.0% for the comparable period in 2004.
      The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	2005		2004		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenue	$86,457	100.0%	$84,722	100.0%	$1,735	2.0%

Personnel costs	46,310	53.6	49,057	57.9	(2,747)	(5.6)
Other selling, general and administrative costs	36,430	42.1	32,684	38.6	3,746	11.5
Depreciation and amortization	4,323	5.0	4,189	4.9	134	3.2
Restructuring charges	3,284	3.8	4,368	5.2	(1,084)	(24.8)

Total operating costs	90,347	104.5	90,298	106.6	49	0.1

Loss from operations	(3,890)	(4.5)	(5,576)	(6.6)	1,686	30.2
Loan refinancing costs	(912)	(1.1)	—	—	(912)	NM
Change in fair value of derivatives	2,117	2.4	—	—	2,117	NM
Provision for excess earn-out payments	—	—	(3,075)	(3.6)	3,075	NM
Other income (expense), net	(3,751)	(4.3)	(577)	(0.7)	(3,174)	550.1

Loss from continuing operations before income taxes and minority interest	(6,436)	(7.4)	(9,228)	(10.9)	2,792	30.3
Income taxes	1,918	2.2	2,395	2.8	(477)	(19.9)

Loss from continuing operations before minority interest	(8,354)	(9.7)	(11,623)	(13.7)	3,269	28.1
Minority interest	1,384	1.6	1,395	1.6	(11)	(0.8)

Loss from continuing operations	(9,738)	(11.3)	(13,018)	(15.4)	3,280	25.2
Loss from discontinued operations	—	—	(25)	0.0	25	NM

Net loss	(9,738)	(11.3)	(13,043)	(15.4)	3,305	25.3
Preferred stock dividends	(36)	—	—	—	(36)	NM

Loss attributable to common stockholders	$(9,774)	(11.3)%	$(13,043)	(15.4)%	$3,269	25.1%

      Personnel costs were $46.3 million in 2005, a decrease of 5.6% over $49.1 million in 2004. The decrease in personnel costs is attributable to lower U.S. personnel costs and lower temporary labor requirements to support Domestic Services business. Total U.S. personnel costs decreased by $4.7 million or 16% in 2005 compared to

2004 levels. This decrease was offset by $1.9 million of additional personnel costs associated with our International Services business, of which $1.3 million related to operations acquired in 2004. We have been aggressively rationalizing our U.S. operations, including our employment levels, as part of our previously announced restructuring program. Personnel costs as a percent of net revenue decreased by 4.3% to 53.6% in 2005 compared to 57.9% in 2004. The number of employees decreased to 1,111 at December 31, 2005 from 1,169 at December 31, 2004, a decrease of 58 employees or 5.0%, with U.S. headcount dropping by 87. Of the total number of employees, 758 or 68.2% of the employees are engaged in operations; 98 or 8.8% of the employees are engaged in sales and marketing; and 255 or 23.0% of the employees are engaged in finance, administration, and management functions.
      Other selling, general and administrative costs were $36.4 million in 2005, an increase of 11.5% over $32.7 million in 2004. $3.9 million of the increase is attributable to incremental costs to serve our international business, with $1.4 million in additional costs related to operations acquired in 2004. Also impacting this category of expense was higher legal, Sarbanes-Oxley compliance and audit related costs, partially offset by lower domestic operating expenses and lower bad debt costs.
      Depreciation and amortization increased slightly to $4.3 million for the year ended December 31, 2005, an increase of $0.1 million or 3.2% over the comparable period in 2004. The increase is primarily due to higher depreciation from technology and equipment assets acquired since the beginning of 2004, offset by lower acquisition amortization costs in 2005.
      As part of our restructuring initiative announced in January 2005, we have rationalized the number of facilities in which we operate and the level of employment in the U.S. We had completed the majority of this initiative as of the end of the second quarter of 2005 but continue to pursue opportunities to reduce costs while maintaining a high level of service to our customers. Restructuring charges related to this initiative were $3.3 million in 2005 and were comprised of $0.7 million of personnel related charges and $2.6 million of lease termination and equipment disposal charges. In 2004, restructuring costs were $4.4 million and were comprised of $3.6 million of write-offs of certain technology assets, $0.7 million of personnel related charges and $0.1 million of lease termination charges.
      In connection with refinancing our U.S. revolving credit facility in the third quarter of 2005, we incurred a charge of $0.9 million, consisting of a prepayment fee and adjustments to previously deferred loan issue costs. In addition to the U.S. credit facility refinancing, an offshore subsidiary of the Company issued preferred stock in October 2005 related to refinancing certain offshore term obligations. As a result, we are required to account for the conversion features and warrants contained in the new agreements as derivatives. The accounting for those derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed utilizing the Black-Scholes option pricing model, which incorporates, among other factors, changes in our stock price. From the inception of these agreements through the end of 2005, the change in fair value of the derivatives resulted in a credit of $2.1 million being recorded. Since our stock price is volatile, the change in fair value of the derivatives can fluctuate significantly over reporting periods.
      The provision for excess earn-out payments, recorded in the first quarter of 2004, represented a valuation adjustment for amounts paid to former shareholders of acquired companies that, as a result of the restatement of our financial performance for 2003, was in excess of the amount that would have been paid out based upon the restated financial results for 2003. Due to differing interpretations between the Company and the selling shareholders of the earn-out provisions of the purchase agreements, we determined that the resulting receivable from the former shareholders should be fully reserved. If in the future, excess amounts paid are recovered, those proceeds would be reflected as other income in our consolidated statement of operations.
      Other income (expense) principally consists of interest expense. Net interest expense was $3.5 million compared to $0.6 million in 2004. The increase in expense was due to higher average borrowings in the U.S. and Asia, used to fund operating and investing activities, coupled with higher interest rates contained in our revolving credit agreements that we had in place for the majority of 2005.

      Income tax expense for 2005 was $1.9 million compared to $2.4 million in the prior year. A portion of our tax expense is associated with earnings from our overseas operations. The foreign income tax provision amounted to $0.9 million in 2005 compared to $1.7 million in 2004. In the fourth quarter of 2005, we implemented certain transfer pricing tax strategies which reduced our foreign taxes for 2005 by $0.7 million. The balance of our taxes are for state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes. We have accumulated U.S. federal net operating losses and had carryforwards of approximately $51.0 million as of December 31, 2005.
      Net loss attributable to common stockholders was $9.8 million in 2005, compared to a loss of $13.0 million in 2004. Basic and diluted loss per common share in 2005 was $0.22 and $0.23, respectively, compared to a basic and diluted net loss of $0.33 per common share in 2004.

Year ended December 31, 2004 compared to year ended December 31, 2003
      The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

			Change

	2004	2003	Amount	Percent

Total revenue	$367,081	$220,084	$146,997	66.8%

Transportation revenue	$343,460	$203,187	$140,273	69.0
Cost of transportation	282,359	158,106	124,253	78.6

Net transportation revenue	61,101	45,081	16,020	35.5
Net transportation margin	17.8%	22.2%
Customs brokerage	9,393	10,027	(634)	(6.3)
Warehousing and other services	14,228	6,870	7,358	107.1

Net revenue	$84,722	$61,978	$22,744	36.7%

Net revenue margin	23.1%	28.2%

      Total revenue was $367.1 million in 2004, an increase of 66.8% over total revenue of $220.1 million in 2003. $39.4 million or 26.8% of the increase in total revenue was attributable to same store growth with $107.6 million or 73.2% of the increase in total revenue attributable to acquisitions. The Domestic Services segment delivered $145.2 million in total revenue in 2004, an improvement of $15.7 million or 12.1% over the same prior year period with $14.0 million of the increase coming from same store growth and the remaining $1.7 million coming from acquisitions. The International Services segment delivered $221.9 million in total revenue for 2004, a period over period improvement of $131.3 million or 144.9%, with $25.3 million of the increase coming from same store growth and the remaining $106.0 million improvement attributed to acquisitions, primarily Shaanxi.
      Net transportation revenue was $61.1 million in 2004, an increase of 35.5% over net transportation revenue of $45.1 million in 2003. $4.0 million or 25.0% of the increase was attributable to same store growth with $12.0 million or 75.0% of the increase in net transportation revenue attributable to acquisitions. The Domestic Services segment delivered $32.6 million of net transportation revenue in 2004, a decrease of $0.8 million or 2.4% compared to the same prior year period with a $1.2 million decrease in same store activity, which was driven by low margin transportation business under a broad services contract with a large customer and higher fuel surcharges absorbed by the business, partially offset by an increase of $0.4 million from acquisitions. The International Services segment delivered $28.5 million of net transportation revenue in 2004, a period over period improvement of $16.8 million or 143.3%, with $3.9 million of the increase coming from same store growth and the remaining $12.9 million improvement attributed to acquisitions, primarily Shaanxi.

      Net transportation margin decreased to 17.8% for the year ended December 31, 2004 from 22.2% for the comparable period in 2003 primarily driven by the change in revenue mix resulting from the recent acquisitions within the International Services segment, which generally operate at lower margins than those found in the Domestic Services segment. The International Services expansion has added significantly to our global capabilities required by our customers. For the International Services segment, net transportation margin declined in line with previous expectations to 13.6% from 14.9% as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers as well as the impact of the Shaanxi transaction in early 2004. Shaanxi operates principally as a wholesaler of air freight which carries lower margins but provides the International Services segment with the opportunity for growth in the higher-margin retail component of the air freight business. Net transportation margin for the Domestic Services segment decreased to 24.5% for the year ended December 31, 2004 from 26.9% for the comparable period in 2003 driven primarily by one low margin piece of business that the Company exited in 2004 and higher fuel surcharges.
      Customs brokerage and other services revenue was $23.6 million in 2004, an increase of 39.8% over $16.9 million in 2003. $6.5 million or 96.3% of the increase was attributable to same store growth with $0.2 million or 3.7% of the increase attributable to acquisitions. The Domestic Services segment delivered $12.2 million of revenue from these services in 2004, an improvement of $7.0 million or 128.3% over the same prior year period with $6.5 million of the increase coming from same store growth, driven by the start-up of a significant new account, and the remaining $0.5 million coming from acquisitions. The International Services segment delivered $11.4 million of revenue from these services in 2004, a period over period decrease of $0.3 million or 2.2%, driven primarily by a decline in activity from a large customer.
      Net revenue was $84.7 million in 2004, an increase of 36.7% over net revenue of $62.0 million in 2003. $10.4 million or 45.7% of the increase was attributable to same store growth with $12.3 million or 54.3% of the increase attributable to acquisitions. The Domestic Services segment delivered $44.8 million of net revenue in 2004, an improvement of $6.2 million or 16.0% over the same prior year period with $5.2 million of the increase coming from same store growth and the remaining $1.0 million coming from acquisitions. The International Services segment delivered $39.9 million of net revenue in 2004, a period over period improvement of $16.5 million or 70.9%, with $5.2 million of the increase coming from same store growth and the remaining $11.3 million improvement attributable to acquisitions.
      Net revenue margin decreased to 23.1% for 2004 compared to 28.2% for 2003. This decrease in net revenue margin is primarily the result of the expansion of our International Services segment, which traditionally has lower margins, through multiple acquisitions in 2003 and 2004 which added significantly to our global capabilities. Net revenue margin for the Domestic Services segment increased to 30.9% for the year ended December 31, 2004 from 29.8% for the comparable period in 2003 driven primarily by growth in other services provided in connection with the start-up of a significant new account. This increase was partially offset by higher fuel surcharges absorbed by the business and one low margin piece of business that we exited in 2004. Net revenue margin for the International Services segment decreased in line with previous expectations to 18.0% for the year ended December 31, 2004 from 25.8% for the comparable period in 2003 as a result of the general rate increases and fuel surcharges imposed by the underlying asset-based carriers as well as the impact of the Shaanxi transaction in early 2004. Shaanxi operates principally as a wholesaler of air freight which carries lower margins but provides the International Services segment with the opportunity for growth in the higher margin retail component of the air freight business.

      The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue (in thousands):

	2004		2003		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net revenue	$84,722	100.0%	$61,978	100.0%	$22,744	36.7%

Personnel costs	49,057	57.9	35,766	57.7	13,291	37.2
Other selling, general and administrative costs	32,684	38.6	20,705	33.4	11,979	57.9
Depreciation and amortization	4,189	4.9	2,660	4.3	1,529	57.5
Restructuring charges	4,368	5.2	—	—	4,368	NM
Litigation settlement and nonrecurring costs	—	—	1,169	1.9	(1,169)	(100.0)

Total operating costs	90,298	106.6	60,300	97.3	29,998	49.7

Income (loss) from operations	(5,576)	(6.6)	1,678	2.7	(7,254)	NM
Provisions for excess earn-out payments	(3,075)	(3.6)	(1,270)	(2.1)	(1,805)	(142.1)
Other income (expense), net	(577)	(0.7)	(8)	—	(569)	NM

Income (loss) from continuing operations before income taxes and minority interest	(9,228)	(10.9)	400	0.6	(9,628)	NM
Income tax expense	2,395	2.8	736	1.2	1,659	225.4

Loss from continuing operations before minority interest	(11,623)	(13.7)	(336)	(0.6)	(11,287)	NM
Minority interest	1,395	1.7	187	0.3	1,208	646.0

Loss from continuing operations	(13,018)	(15.4)	(523)	(0.9)	(12,495)	NM
Loss from discontinued operations	(25)	—	(263)	(0.4)	238	90.5

Net loss	$(13,043)	(15.4)%	$(786)	(1.3)%	$(12,257)	NM

      Personnel costs were $49.1 million in 2004, an increase of 37.2% over $35.8 million in 2003. $8.0 million or 60.5% of the increase was attributable to same store growth with $5.3 million or 39.5% of the increase attributable to acquisitions. The Domestic Services segment incurred $29.1 million in personnel costs in 2004, an increase of $5.3 million or 22.2% over the same prior year period with $4.4 million of the increase coming from same store growth and the remaining $0.9 million coming from acquisitions. The International Services segment incurred $20.0 million in personnel costs for 2004, a period over period increase of $8.0 million or 67.0%, with $3.7 million of the increase coming from same store growth and the remaining $4.3 million increase attributed to acquisitions. As a percentage of net revenue, personnel costs increased in 2004 to 57.9% compared to 57.7% in 2003. This increase was due to staff increases in sales and marketing in the International Services segment in the second half of 2004 partially offset by operations and sales and marketing staff reductions in the Domestic Services segment.
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
      Other selling, general and administrative costs were $32.7 million in 2004, an increase of 57.9% over $20.7 million in 2003. $8.1 million or 67.3% of the increase was attributable to same store growth including increased expenses for leased equipment and facilities to support a broad services contract with a large customer and $3.9 million or 32.7% of the increase attributable to acquisitions. The Domestic Services segment incurred $22.5 million of other selling, general and administrative costs in 2004, an increase of $6.7 million or 42.5% over the same prior year period with $6.1 million of the increase coming from same store growth and the remaining $0.6 million coming from acquisitions. The International Services segment had $10.2 million in other selling, general and administrative costs for 2004, a period over period increase of $5.3 million or 107.3%, with $2.0 million of the increase coming from same store growth and the remaining $3.3 million increase attributed to acquisitions. As a percentage of net revenue, other selling, general, and administrative costs increased in 2004 to 38.6% compared to 33.4% in 2003. This increase was primarily due to non-recurring charges incurred in the first quarter of 2004 related to bad debts, communications and technology costs and higher than expected costs related to our Sarbanes-Oxley compliance initiatives.
      Depreciation and amortization amounted to $4.2 million for the year ended December 31, 2004, an increase of $1.5 million or 57.5% over the comparable period in 2003 principally due to amortization of intangible assets acquired in the Shaanxi and other Asian transactions. See Notes 5 and 6 to our consolidated financial statements.
      Restructuring costs were $4.4 million for the year ended December 31, 2004 and are comprised of $3.6 million related to the write-off of certain technology assets, $0.7 million of personnel related charges and $0.1 million of lease termination charges.
      Litigation and nonrecurring costs were $1.2 million for the year ended December 31, 2003 and are comprised of $0.8 million paid to settle litigation commenced against us in August 2000 in a combination of $0.4 million in cash and $0.4 million in Company stock, and $0.4 million associated with the Commission’s review and delayed effectiveness of a registration statement filed in connection with a March 2003 private placement.
      Loss from operations was $5.6 million in 2004, compared to income from operations of $1.7 million for 2003.
      Provisions for excess earn-out payments represent the amount paid to former owners of acquired businesses that, as a result of the restatement of our financial performance for 2003, was in fact in excess of the amount that would have been paid out based on the restated financial results for 2003. Due to the uncertainty of collecting the excess payments, the Company has fully reserved for the resulting receivable from the former owners. If excess amounts paid are recovered in the future, those proceeds would be reflected as other income in our consolidated statement of operations.
      Interest income was relatively flat in 2004 and 2003, and remained an insignificant component of our overall financial performance.
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
      As a result of historical losses related to investments in early-stage technology businesses and our subsequent transition to a third-party logistics services provider, we have accumulated federal NOLs. In addition to minor state income taxes and approximately $1.7 million of foreign income taxes, we recorded deferred income taxes amounting to $0.6 million in each of the years ended December 31, 2004 and 2003, primarily related to amortization of goodwill for income tax purposes. This provision will increase as the goodwill related to our U.S.-based operations is amortized over its tax life of fifteen years.
      Loss from continuing operations before minority interest was $11.6 million in 2004, compared to a loss of $0.3 million in 2003.

      Minority interest for the year ended December 31, 2004 was $1.4 million compared to $0.2 million in 2003. The increase was primarily related to the Shaanxi operation, acquired in February 2004, of which we own a 55% interest.
      Loss from discontinued operations was nominal in 2004. The loss from discontinued operations in 2003 reflects the costs associated with the remaining lease liability of a property used in our former internet business, as well as a payment made to a consultant for services provided in 2000.
      Net loss was $13.0 million in 2004, compared to $0.8 million in 2003. Basic and diluted loss per share was $0.33 for 2004 compared to a loss of $0.03 per basic and diluted share for 2003.
Disclosures About Contractual Obligations
      The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2005 (in thousands):

				More
	Less Than	1-3	3-5	Than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Operating lease obligations	$5,757	$7,635	$3,321	$686	$17,399
Capital lease obligations	216	132	6	—	354
Earn-outs payable	3,513	2,255	—	—	5,768
Short-term debt	1,898	16,045	—	—	17,943
Long-term debt	—	1,000	—	—	1,000

Total contractual obligations	11,384	27,067	3,327	686	42,464
Contingent earn-out obligations(a)(b)	—	14,272	3,235	—	17,507

Total contractual and contingent obligations	$11,384	$41,339	$6,562	$686	$59,971

(a)	Consists of potential obligations related to earn-out payments to the former owners of our existing subsidiaries, as discussed under Liquidity and Capital Resources.

(b)	During the 2006-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $10.0 million if certain of the acquired companies generate an incremental $20.0 million in pre-tax earnings.
Liquidity and Capital Resources
      We need additional capital to fund our existing obligations and to execute our business strategy. We intend to obtain that additional capital through a combination of debt and equity financing. There is no assurance that we can obtain capital on favorable terms within the timeframe necessary to meet our existing obligations or to implement our strategy.
      Cash and cash equivalents totaled $4.6 million and $2.8 million as of December 31, 2005 and December 31, 2004, respectively. Working capital was negative $3.3 million at December 31, 2005 compared to $0.5 million at December 31, 2004.
      Net cash provided by operating activities was $5.0 million for fiscal 2005 compared to cash used of $1.6 million in the comparable period of 2004. The change was driven principally by improved collections of accounts receivable and increases in current payables.
      Net cash used in investing activities during 2005 was $3.9 million compared to $16.4 million in 2004. Investing activities in 2005 consisted primarily of $2.4 million in earn-out payments made in relation to 2004 performance targets, as well as capital spending related to technology. Investing activities in 2004 were driven principally by cash paid in connection with the Shaanxi acquisition, $4.9 million spent primarily on the development of a technology platform and approximately $3.4 million in earn-out payments made in relation to 2003 performance targets.

      Net cash provided by financing activities during 2005 was $0.5 million compared to $17.7 million in the same period of 2004. Financing activities in 2005 consisted of $3.1 million in proceeds from our credit facilities, debt issuance cost of $1.3 million and capital lease payments of $1.4 million. Capital lease payments include a $1.0 million payoff of obligations initially incurred to finance the acquisition of a technology platform. Net cash provided by financing activities in 2004 consisted of $16.9 million in proceeds from our credit facilities and $1.8 million from the issuance of common stock upon the exercises of options and warrants, offset by principal payments of $0.8 million for a capital lease and payment of debt financing fees of $0.3 million.
      We paid $6.5 million in cash for earn-outs on or around March 31, 2004 based initially on the 2003 performance of certain of our acquired companies relative to their respective pre-tax earnings targets that we believed to be accurate at the time of the payments. Based on restated financial results for the year ended December 31, 2003, we have determined that amounts were paid in excess of amounts due by approximately $3.1 million. We have fully reserved these receivables because of differing interpretations, by the Company and the selling shareholders, of the earn-out provisions of the purchase agreements. We will attempt to recover the excess amounts paid from the former owners of the acquired businesses. Any amounts we recover will result in the recognition of non-operating income in the period recovered.
      We may receive proceeds in the future from the exercise of outstanding options and warrants. The proceeds ultimately received upon exercise, if any, are dependent on a number of factors, including the trading price of our common stock in relation to the exercise price. As of December 31, 2005, the number of shares issuable upon exercise of our options and warrants and related proceeds are as follows:

	Number of
	Shares	Proceeds

Options outstanding under our stock option plan	12,126,784	$18,143,235
Non-plan options	552,000	920,750
Warrants	3,476,778	10,964,399

Total	16,155,562	$30,028,384

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

Secured Convertible Minimum Borrowing Note
      The Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) has a principal amount of $10.0 million and has a three-year maturity. It bears an annual interest rate of prime plus 1.0%, subject to a floor of 5.5%. Amounts due under the Minimum Borrowing Note are convertible into our common stock at a conversion price of $1.08 per share, subject to customary antidilution adjustments. If we have registered the resale of the common stock issuable upon conversion of the Minimum Borrowing Note and the Common Stock Purchase Warrant and the market price for our common stock for the last five trading days of any month exceeds $1.08 per share by at least 25%, the interest rate on the Minimum Borrowing Note for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.08. The obligations under the Minimum Borrowing Note are secured by a global security interest in the assets of our domestic subsidiaries, excluding any stock held in a foreign subsidiary.
      In the event that the Minimum Borrowing Note has been converted in full into our common stock and there is at least $11.0 million outstanding under the domestic revolving credit facility, a new Minimum Borrowing Note will be issued by us. The terms of each such New Minimum Borrowing Note would be the same as the Minimum Borrowing Note it replaces, except for the conversion price, which would be 115% of the average closing price of our common stock for the ten trading days immediately prior to the date such new

Minimum Borrowing Note is issued, but in no event greater than 120% of the closing price of the common stock on such date.
      In the event that the conversion price of any new Minimum Borrowing Note or Notes would, together with shares of common stock issuable upon exercise of the Common Stock Purchase Agreement, result in more than 8,738,173 shares of our common stock being issuable for a purchase price of less than $0.91 per share, such shares in excess of that amount for that price cannot be obtained upon conversion of the Minimum Borrowing Note unless and until approved by our stockholders. The Minimum Borrowing Note may be prepaid, subject to a prepayment premium of 23% in the first year, 22% in the second year, and 21% in the third year of the Minimum Borrowing Note. Following the occurrence and during the continuance of an event of default under the Minimum Borrowing Note, the holder of the note may require the repayment of 120% of the outstanding principal amount, in addition to interest and other amounts due under the Minimum Borrowing Note.

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

Common Stock Purchase Warrant
      The Common Stock Purchase Warrant (the “Warrant”) entitles the holder to purchase 2,500,000 shares of our common stock for a period of five years, at an exercise price which varies with the number of shares purchased under the Warrant. The exercise price is $1.13 per share for the first 900,000 shares purchased, $1.41 per share for the next 700,000 shares purchased, $4.70 per share for the next 450,000 shares purchased, and $7.52 per share for the last 450,000 shares purchased under the Warrant.

Security Agreement
      The Security Agreement provides the formula for loans to be made under this domestic credit facility and evidenced by the Minimum Borrowing Note and the Revolving Note. It generally provides for an advance rate of 90% of eligible receivables, which advance rate is subject to adjustment and to the establishment of reserves by Laurus. While the Security Agreement does not contain any financial covenants, it does have certain affirmative and negative covenants, including the requirement of Laurus’ consent for various actions including acquisitions, cash dividends, and mergers. It also provides Laurus with a right of first refusal for additional convertible debt issuances by us. Upon the occurrence and during the continuance of an event of default, Laurus may convert the credit facility into a receivables purchase arrangement.

Registration Rights Agreement
      The Registration Rights Agreement requires us to file a registration statement for the resale of the shares of common stock issuable upon conversion of the Minimum Borrowing Note and exercise of the Warrant within 60 days, to have the registration statement effective within 120 days, and to keep the registration statement effective for up to five years. If we fail to meet the deadlines for the filing or the effectiveness of the registration statement or, subject to certain “black out” periods of up to 45 days in any 12 month period, if the registration is unavailable after it becomes effective, we are required to pay liquidated damages of approximately $5,000 per day. As of March 31, 2006, we have filed a registration statement on Form S-1 with the SEC which has not been declared effective. Accordingly, we have been providing accruals for liquidated damages under the Registration Rights Agreement since the required effectiveness date of December 30, 2005. The Registration Rights Agreement provides for customary indemnification for us, Laurus, and each of their affiliates. The proceeds from this new domestic credit facility were used, in part, to prepay our outstanding indebtedness under our prior domestic credit facility.

Other
      As of December 31, 2005 we had advances of $16.0 million and we had eligible accounts receivable sufficient to support $16.7 million in borrowings under this new facility.

Other Debt
      On October 27, 2004, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) entered into a term credit facility with Hong Kong League Central Credit Union collateralized by the accounts receivable of our Hong Kong and Singapore operations and an unsecured guarantee from Stonepath Group, Inc. Advances in the aggregate amount of $5.0 million were subsequently made under that facility. On October 26, 2005, Asia Holdings issued 30,000 preferred shares to retire $3.0 million of that indebtedness. The preferred shares are exchangeable for shares of our common stock at a conversion price of $1.08 per share. $1.0 million of the remaining $2.0 million principal outstanding was repaid on November 4, 2005. The remaining $1.0 million of principal is due on November 4, 2007, and bears interest at an annual rate of 12% and is unsecured. We also issued warrants to the lender entitling the holder to purchase 277,778 shares of our common stock at a price per share of $1.13 for a period of four years. The exchange transaction resulted in a loss of $0.1 million being recognized in the fourth quarter of 2005 since the net carrying amount of the existing debt was less than the fair value of the preferred shares, new notes and warrants issued.

Acquisitions
      Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $5.0 million or more.
      On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement, expiring in 2005, of $17.0 million. In the earn-out, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieves pre-tax income of $6.0 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $6.0 million level. Based upon restated financial results, the cumulative adjusted earnings for Air Plus from date of acquisition through December 31, 2003 was $8.1 million compared to the previously calculated amount of $12.7 million. As a result, the Company believes that it has paid approximately $3.9 million to selling shareholders for 2002 and 2003 in excess of amounts that should have been paid. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. At December 31, 2005 and 2004, the excess earn-out payments related to the 2003 and 2002 results of operations have been fully reserved for because of differing interpretations, by us and the selling shareholders, of the earn-out provisions of the purchase agreement. In addition, the Air Plus shareholders have objected to our calculations of the earn-outs and are seeking additional payments. The parties have agreed to submit the shareholders objections and the Company’s claim for the recovery of prior earn-out payments to arbitration pursuant to procedures which are being developed by the parties. Based on Air Plus’ 2005 performance, no earn-out payments are due for the 2005 calculation period.
      On April 4, 2002, we acquired SLIS, a Seattle-based privately held company which provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2006 and $1.3 million in 2007, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target (“SLIS’s tier-two earn-out”). Under SLIS’s tier-two earn-out, the former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2005 performance, the former SLIS shareholders are entitled to receive a base earn-out payment $1.0 million in April 2006. On a cumulative basis, SLIS has generated approximately $17.0 million in adjusted earnings, providing its former shareholders with a total of $3.8 million in cash, and accrued earn-out payments through the end of 2005 and excess earnings of $9.5 million to carryforward and apply to future earnings targets. SLIS’ actual cumulative pre-tax earnings through the end of 2005 has exceeded the maximum earning necessary for the SLIS shareholders to receive the maximum additional tier-two earn-out opportunity of $2.0 million. We have entered into an agreement with the representative of the former SLIS shareholders, a group that includes our current chief executive officer, subject to the approval of our Board of Directors, to extend the date for the payment of the base earn-out payment payable for 2005 performance from April 2006 until June 2006. Under the terms of that agreement, if approved, we would be obligated to, among other things (i) make the base earn-out payment for the pro rata portion of 2007 on April 30, 2007 instead of in 2008, (ii) accelerate the date for the determination of 50% of the payment of the SLIS tier-two earn-out from December 31, 2006 to December 31, 2005, (iii) make that payment in 2006 instead of 2007, and (iv) make the final payment of the SLIS tier-two earn-out in 2007 instead of in 2008. We have fully accrued for these obligations as of December 31, 2005.
      On May 30, 2002, we acquired United American, a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time and date certain service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement, expiring in 2005, based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieves pre-tax income of $2.2 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.2 million level. We have also provided the former United American shareholder with an additional incentive to generate earnings in excess of the base $2.2 million annual earnings target (“United American’s tier-two earn-out”). Under United American’s tier-two earn-out, the former United American shareholder is also entitled to receive 50% of the cumulative pre-tax earnings generated by a certain pre-acquisition customer in excess of $8.8 million during the four-year earn-out period subject to a maximum additional earn-out opportunity of $6.0 million. United American would need to generate cumulative earnings of $20.8 million over the four-year earn-out period to receive the full $11.0 million in contingent earn-out payments. Based upon restated financial results, the cumulative adjusted earnings for United American from the date of acquisition through December 31, 2003 was $1.7 million compared to the previously calculated amount of $2.4 million. We believe that we have paid approximately $0.5 million to the selling shareholder in excess of amounts due. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. At December 31, 2005 and 2004, the excess earn-out payments related to the 2003 and 2002 results of operations have been fully reserved for because of differing interpretations, by us and the selling shareholder, of the earn-out provisions of the purchase agreement. In addition, the selling shareholder has objected to our earn-out calculations and is seeking additional earn-out payments. The shareholder’s objections and the Company’s claim for the recovery of prior earn-out payments are the subject of an arbitration scheduled to commence in April 2006. Based upon United American’s 2005 performance, no earn-out payments are due for the 2005 calculation period.
      On June 20, 2003, through our indirect wholly-owned subsidiary, Stonepath Logistics Government Services, Inc. (f/k/a TSI) we acquired the business of Regroup, a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a segment to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of our stock paid at closing, and a five-year earn-out arrangement. We agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. We also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earned $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003, however no payment was required based on Regroup’s actual results. In addition, we have also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target (“Regroup’s tier-two earn-out”). Under Regroup’s tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments. Based upon Regroup’s 2005 performance, no earn-out payments are due for the 2005 calculation period.
      On August 8, 2003, through two indirect international subsidiaries, we acquired a seventy (70%) percent interest in the assets and operations of the Singapore and Cambodia based operations of the G-Link Group, which provide a full range of international logistics services, including international air and ocean transportation, to a worldwide customer base of manufacturers and distributors. This transaction substantially increased our presence in Southeast Asia and expanded our network of owned offices through which to deliver global supply chain solutions. The transaction was valued at up to $6.2 million, consisting of cash of $2.8 million, $0.9 million of our common stock paid at the closing and an additional $2.5 million payable over a four-year earn-out period based upon the future financial performance of the acquired operations. We agreed to pay $2.5 million in base earn-out payments payable in installments of $0.3 million in 2004, $0.6 million in 2005 through 2006 and $1.0 million in 2007, with each installment payable in full if the acquired operations achieve pre-tax income of $1.8 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2003 and 2006). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $1.8 million level. As additional purchase price, we also agreed to pay G-Link for excess net assets amounting to $1.5 million through the issuance of our common stock, on a post-closing basis. Based upon the 2005 performance of the acquired operations, we accrued $0.3 million in earn-out payments for the 2005 calculation period.
      On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction was valued at up to $11.0 million, consisting of cash of $3.5 million paid at the closing and shares of our common stock having a value of $2.0 million at the time of the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The shares of common stock issued at the closing were subject to forfeiture based upon a formula that compared the actual pre-tax income of Shaanxi through December 31, 2004 with a targeted level of $4.0 million (on an annualized basis). Also, if the trading price of our common stock was less than $3.17 per share at the end of a one year restriction on resale, we were obligated to issue additional shares to the seller. As a result of the operation of those two provisions, the seller forfeited 37,731 shares of our common stock and we issued 158,973 additional shares of its common stock. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis we agreed to pay Shaanxi for 55% of its closing date working capital, which amounted to $1.9 million. On March 21, 2005, we entered into a financial arrangement with the selling shareholder whereby the amount due became subject to a note payable due March 31, 2006 with interest at 10% per annum. This note has been further extended to June 30, 2006. Based upon 2005 performance of Shaanxi, we accrued $0.4 million in earn-out payments for the 2005 calculation period.
      We may be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. Although our plan for making required earn-out payments provides that they be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising. The following table summarizes our maximum possible contingent base earn-out payments for the years indicated based on results of the prior year as if pre-tax earnings targets associated with each acquisition were achieved (in thousands)(1)(2):

	2007	2008	2009	Total

Earn-Out Payments:
Domestic Services	$2,500	$2,500	$—	$5,000
International Services	5,758	3,514	3,235	12,507

Total earn-out payments	$8,258	$6,014	$3,235	$17,507

Prior year pre-tax earnings targets(3)
Domestic Services	$3,500	$3,500	$—	$7,000
International Services	14,012	8,693	8,160	30,865

Total pre-tax earnings targets	$17,512	$12,193	$8,160	$37,865

Domestic Services	71.4%	71.4%	N/A	71.4%
International Services	41.1%	40.4%	39.6%	40.5%
Combined	47.2%	49.3%	39.6%	46.2%

(1)	Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2)	During the 2006-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $10.0 million if certain of the acquired companies generate an incremental $20.0 million in pre-tax earnings.

Based on the cumulative performance of SLIS through the end of 2005, the maximum $2.0 million tier-two opportunity was accrued as of December 31, 2005. Additionally, $1.3 million of remaining base earn-out opportunity was also accrued as available excess earnings carryforwards are likely to be sufficient to ensure an eventual payment.

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
      The Company is a defendant in a number of legal proceedings. Although we believe that the claims asserted in these proceedings are without merit, and we intend to vigorously defend these matters, there is the possibility that we could incur material expenses in the defense and resolution of these matters. Furthermore, since we have not established any material reserves in connection with such claims, such liability, if any, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to our overall financial condition, could adversely affect our results of operations and cash flows in the period recorded.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. As permitted by SFAS No. 123, we currently follow the guidance of APB Opinion No. 25, which allows the use of the intrinsic value method of accounting to value share-based payment transactions with employees. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to implement it by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. We will adopt SFAS No. 123R using the modified prospective method beginning January 1, 2006. Based on the amount of unrecognized compensation expenses associated with unvested options outstanding at December 31, 2005, we expect to recognize compensation expense related to such options of approximately $337,000 for the year ending December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As discussed in Note 8 to our consolidated financial statements in 2005, we refinanced our U.S. revolving credit facility and issued convertible preferred stock to partially refinance debt outstanding under our offshore credit facilities. These instruments included conversion features, and we issued warrants, both of which are required to be accounted for as derivatives. The accounting treatment requires the derivatives to be recorded at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. We utilize the Black-Scholes method option-pricing model to determine the fair value of the derivatives as of a particular reporting date. This model considers, among other factors, the price volatility of our common stock and the current stock price in relation to the conversion or exercise price. As such, market fluctuations in the price of common stock can result in significant changes in fair values which are recognized in our operating results. If the market price of our common stock had increased or decreased by 10% from the closing market price as of December 31, 2005, our other income would have changed by approximately $0.7 million. This change does not affect our cash flows.
      Currently, our exposure to foreign currency exchange risk is not significant, although, as our international operations expand, that exposure could increase. Our exposure to market risk relates primarily to changes in interest rates, which have been steadily rising, and the resulting impact on our interest incurred and our cash flows. We place our cash with high credit quality financial institutions and invest that cash in money market funds and investment grade securities with maturities of less than 90 days. We are averse to principal loss and ensure the safety and preservation of our invested funds by investing in only highly rated investments and by limiting our exposure in any one issuance. Our credit facility bears interest at a variable rate. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by approximately $0.2 million and $0.1 million, respectively for the years ended December 31, 2005 and 2004. We do not invest in derivative financial instruments for hedging purposes.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Stonepath Group, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Stonepath Group, Inc. and subsidiaries (a Delaware Corporation) (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As of and for the year ended December 31, 2005 (the 2005 Audit), the Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our 2005 Audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stonepath Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
      Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of Stonepath Group, Inc. and subsidiaries for the years ended December 31, 2005 and 2004 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated 2005 and 2004 financial statements taken as a whole.
/s/ GRANT THORNTON LLP
Seattle, Washington
March 15, 2006

Report of KPMG LLP, Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Stonepath Group, Inc.
      We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows of Stonepath Group, Inc. and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Stonepath Group, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 24, 2004, except as
     to Note 2(o), which is
     as of January 31, 2005

STONEPATH GROUP, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,600,797	$2,800,645
Accounts receivable, less allowances for doubtful accounts of $1,805,529 and $1,872,277 at 2005 and 2004, respectively	69,836,168	64,064,382
Prepaid expenses and other current assets	2,311,950	2,559,858

Total current assets	76,748,915	69,424,885
Goodwill	43,762,197	37,278,661
Technology, furniture and equipment, net	6,856,352	7,595,859
Acquired intangibles, net	5,211,488	7,079,986
Note receivable, related party	—	87,500
Other assets	2,702,830	1,479,181

Total assets	$135,281,782	$122,946,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$14,039,165	$18,185,817
Accounts payable	50,054,265	38,537,750
Earn-outs payable	3,512,694	2,645,695
Accrued payroll and related expenses	3,393,225	3,192,889
Accrued restructuring costs	1,484,484	741,637
Accrued expenses	7,516,249	5,627,276

Total current liabilities	80,002,082	68,931,064
Long-term debt	1,137,088	2,133,833
Long-term earn-outs payable	2,255,000	—
Other long-term liabilities	4,209,777	166,589
Deferred tax liability	2,897,835	1,650,900

Total liabilities	90,499,782	72,882,436

Minority interest	6,478,444	5,094,336
Convertible preferred stock, $100.00 par value, 48,000 shares authorized, 30,000 shares issued	1,803,610	—
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 43,749,693 and 42,839,795 shares at 2005 and 2004, respectively	43,750	42,840
Additional paid-in capital	222,779,237	221,728,796
Accumulated deficit	(186,580,588)	(176,806,892)
Accumulated other comprehensive income	257,547	35,856
Deferred compensation	—	(31,300)

Total stockholders’ equity	36,499,946	44,969,300

Total liabilities and stockholders’ equity	$135,281,782	$122,946,072

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Total revenue	$410,255,373	$367,080,665	$220,084,190
Cost of transportation	323,798,027	282,358,647	158,105,595

Net revenue	86,457,346	84,722,018	61,978,595
Personnel costs	46,310,318	49,056,857	35,766,389
Other selling, general and administrative costs	36,430,459	32,683,825	20,704,424
Depreciation and amortization	4,322,863	4,189,040	2,659,882
Restructuring charges	3,284,208	4,368,250	—
Litigation settlement and nonrecurring costs	—	—	1,169,035

Income (loss) from operations	(3,890,502)	(5,575,954)	1,678,865
Other income (expense):
Provisions for excess earn-out payments	—	(3,075,190)	(1,270,141)
Interest income	34,762	61,964	48,909
Interest expense	(3,542,852)	(639,491)	(141,859)
Change in fair value of derivatives	2,116,581	—	—
Loan refinancing costs	(911,998)	—	—
Other	(242,404)	1,024	84,850

Income (loss) from continuing operations before income taxes and minority interest	(6,436,413)	(9,227,647)	400,624
Income tax expense	1,917,835	2,395,812	735,886

Loss from continuing operations before minority interest	(8,354,248)	(11,623,459)	(335,262)
Minority interest	1,383,530	1,394,896	187,310

Loss from continuing operations	(9,737,778)	(13,018,355)	(522,572)
Loss from discontinued operations, net of tax	—	(25,000)	(263,031)

Net loss	(9,737,778)	(13,043,355)	(785,603)
Preferred stock dividends	(35,918)	—	—

Net loss attributable to common stockholders	$(9,773,696)	$(13,043,355)	$(785,603)

Basic loss per common share —
Continuing operations	$(0.22)	$(0.33)	$(0.02)
Discontinued operations	—	—	(0.01)

Loss per common share	$(0.22)	$(0.33)	$(0.03)

Diluted loss per common share —
Continuing operations	$(0.23)	$(0.33)	$(0.02)
Discontinued operations	—	—	(0.01)

Loss per common share	$(0.23)	$(0.33)	$(0.03)

Basic weighted average common shares outstanding	43,591,855	38,971,526	29,625,585

Diluted weighted average common shares outstanding	46,757,761	38,971,526	29,625,585

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
Years ended December 31, 2005, 2004 and 2003

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

Balances at January 1, 2003	360,742	$361	23,453,414	$23,453	$196,235,064
Net loss	—	—	—	—	—
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive loss
Issuance of common stock, net of issuance costs	—	—	10,453,500	10,454	18,054,961
Exercise of options and warrants	—	—	920,739	921	649,858
Series D Convertible Preferred Stock conversion	(50,265)	(51)	502,650	503	(452)
Issuance of common stock in lieu of cash for earn-out	—	—	254,825	255	402,745
Issuance of common stock in lieu of cash for legal settlement	—	—	271,339	271	583,279
Issuance of common stock for acquisitions	—	—	1,593,477	1,593	4,142,501
Amortization of deferred stock-based compensation	—	—	—	—	—

Balances at December 31, 2003	310,477	310	37,449,944	37,450	220,067,956
Net loss
Other comprehensive income:	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive loss
Exercise of options and warrants	—	—	2,119,108	2,119	1,269,631
Series D Convertible Preferred Stock conversion	(310,477)	(310)	3,104,770	3,105	(2,795)
Issuance of common stock to Employee Stock Purchase Plan	—	—	123,238	123	224,047
Issuance of common stock for acquisitions	—	—	42,735	43	99,957
Options issued to consultant	—	—	—	—	70,000
Amortization of deferred stock-based compensation	—	—	—	—	—

Balances at December 31, 2004	—	—	42,839,795	42,840	221,728,796
Net loss	—	—	—	—	—
Other comprehensive income:	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Comprehensive loss
Issuance of common stock to Employee Stock Purchase Plan	—	—	115,983	116	79,607
Preferred stock dividends	—	—	—	—	—
Issuance of common stock for acquisitions	—	—	793,915	794	853,755
Issuance of warrants on debt extinguishment	—	—	—	—	117,079
Amortization of deferred stock-based compensation	—	—	—	—	—

Balances at December 31, 2005	—	$—	43,749,693	$43,750	$222,779,237

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss — (Continued)

		Accumulated
		Other			Total
	Accumulated	Comprehensive	Deferred		Comprehensive
	Deficit	Income	Compensation	Total	Loss

Balances at January 1, 2003	$(162,977,934)	$—	$(116,406)	$33,164,538
Net loss	(785,603)	—	—	(785,603)	$(785,603)
Other comprehensive income:
Foreign currency translation adjustment	—	1,997	—	1,997	1,997

Comprehensive loss					$(783,606)

Issuance of common stock, net of issuance costs	—	—	—	18,065,415
Exercise of options and warrants	—	—	—	650,779
Series D Convertible Preferred Stock conversion	—	—	—	—
Issuance of common stock in lieu of cash for earn-out	—	—	—	403,000
Issuance of common stock in lieu of cash for legal settlement	—	—	—	583,550
Issuance of common stock for acquisitions	—	—	—	4,144,094
Amortization of deferred stock-based compensation	—	—	95,232	95,232

Balances at December 31, 2003	(163,763,537)	1,997	(21,174)	56,323,002
Net loss	(13,043,355)	—	—	(13,043,355)	$(13,043,355)
Other comprehensive income:
Foreign currency translation adjustment	—	33,859	—	33,859	33,859

Comprehensive loss					$(13,009,496)

Exercise of options and warrants	—	—	—	1,271,750
Series D Convertible Preferred Stock conversion	—	—	—	—
Issuance of common stock to Employee Stock Purchase Plan	—	—	—	224,170
Issuance of common stock for acquisitions	—	—	—	100,000
Options issued to consultant	—	—	(70,000)	—
Amortization of deferred stock-based compensation	—	—	59,874	59,874

Balances at December 31, 2004	(176,806,892)	35,856	(31,300)	44,969,300
Net loss	(9,737,778)	—	—	(9,737,778)	$(9,737,778)
Other comprehensive income:
Foreign currency translation adjustment	—	221,691	—	221,691	221,691

Comprehensive loss					$(9,516,087)

Issuance of common stock to Employee Stock Purchase Plan	—	—	—	79,723
Preferred stock dividends	(35,918)	—	—	(35,918)
Issuance of common stock for acquisitions	—	—	—	854,549
Issuance of warrants on debt extinguishment	—	—	—	117,079
Amortization of deferred stock-based compensation	—	—	31,300	31,300

Balances at December 31, 2005	$(186,580,588)	$257,547	$—	$36,499,946

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(9,773,696)	$(13,043,355)	$(785,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	1,246,935	615,300	574,800
Depreciation and amortization	4,322,863	4,189,040	2,659,882
Change in fair value of derivatives	(2,116,581)	—	—
Amortization of loan discount and fees	967,166	—	—
Stock-based compensation	31,300	59,874	95,232
Loss on extinguishment of debt	117,079	—	—
Minority interest in net income of subsidiaries	1,383,530	1,394,896	187,310
Loss on disposal of technology, furniture and equipment and other	242,854	8,349	—
Non-cash restructuring charge	—	3,556,134	—
Issuance of common stock in litigation settlement	—	—	350,000
Issuance of common stock to vendor of former business	—	—	135,000
Issuance of common stock in offering penalty	—	—	98,550
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,771,786)	(11,957,872)	(11,187,538)
Prepaid expenses and other assets	(46,765)	11,973	(887,891)
Accounts payable and accrued expenses	14,398,132	13,587,422	4,771,653

Net cash provided by (used in) operating activities	5,001,031	(1,578,239)	(3,988,605)

Cash flows from investing activities:
Purchases of technology, furniture and equipment	(1,600,800)	(4,909,148)	(4,183,201)
Proceeds from sales of technology, furniture and equipment	146,514	—	—
Payment of earn-out	(2,419,489)	(3,431,285)	(2,206,715)
Acquisition of businesses, net of cash acquired	—	(8,004,253)	(9,385,908)
Loans made	—	(75,000)	(130,000)

Net cash used in investing activities	(3,873,775)	(16,419,686)	(15,905,824)

Cash flows from financing activities:
Proceeds from credit facilities, net	3,133,594	16,911,700	—
Payment of debt issuance costs	(1,298,171)	(250,000)	—
Principal payments on capital lease	(1,384,218)	(753,959)	(265,178)
Proceeds from issuance of common stock upon exercise of options and warrants	—	1,782,819	650,779
Issuance of common stock	—	—	18,185,415
Proceeds from financing of equipment	—	—	2,049,638
Proceeds related to minority interest in subsidiary	—	—	81,818

Net cash provided by financing activities	451,205	17,690,560	20,702,472

Effect of foreign currency translation	221,691	33,859	—

Net increase (decrease) in cash and cash equivalents	1,800,152	(273,506)	808,043
Cash and cash equivalents, beginning of year	2,800,645	3,074,151	2,266,108

Cash and cash equivalents, end of year	$4,600,797	$2,800,645	$3,074,151

Cash paid for interest	$2,224,725	$617,007	$189,359

Cash paid for income taxes	$462,388	$157,145	$373,832

Supplemental disclosure of non-cash investing and financing activities:
Recognition of loan discount on conversion option in connection loan financing	$3,770,532	$—	$—
Increase in goodwill related to accrued earn-out payments	5,482,513	2,615,946	3,636,034
Issuance of warrants in connection with loan and preferred stock financings	1,410,800	—	—
Recognition of preferred stock discount in connection with loan financing	1,196,390	—	—
Issuance of common stock in connection with acquisitions	854,549	100,000	4,144,094
Issuance of common stock in connection with Employee Stock Purchase Plan	79,723	224,170	—
Increase in technology, furniture and equipment from capital lease obligations	112,193	458,408	—
Issuance of common stock in connection with cashless exercise of options	—	511,068	—
Offset of related party loan against earn-out	87,500	87,500	87,500
Issuance of warrants in connection with consulting services	—	70,000	—
Issuance of common stock from conversion of Series D Convertible Preferred Stock	—	310	51
Issuance of common stock in satisfaction of earn-out	—	—	403,000
See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)	Nature of Operations
      Stonepath Group, Inc. and subsidiaries (the “Company”) is a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. A full range of time and date certain transportation and distribution solutions is offered through its Domestic Services segment, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. These services are offered through the Company’s domestic air and ground freight forwarding business. A full range of international logistics services including international air and ocean transportation as well as customs house brokerage services is offered through the Company’s International Services segment. In addition to these core service offerings, the Company also provides a broad range of supply chain management services, including warehousing, order fulfillment and inventory control. The Company serves a customer base of manufacturers, distributors and national retail chains through a network of owned offices in the United States, strategic locations in the Asia Pacific region, Germany and Brazil, and service partners strategically located around the world.
      The Company has experienced losses from operations, and has an accumulated deficit. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future profitable operations of the Company and generation of cash flow sufficient to meet its obligations. The Company believes that operating improvements completed in 2005, cost reductions and other changes to the business planned for 2006 and the availability on its credit facilities will provide the Company with adequate liquidity to allow uninterrupted support for its business operations through December 31, 2006.

(2)	Summary of Significant Accounting Policies

a) Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Stonepath Group, Inc., a Delaware corporation, and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries are included in the consolidated financial statements on a one month lag to facilitate timely reporting. The Company has a single variable interest entity whose accounts are included in the consolidated financial statements. The revenues and assets of this entity are not material.

b) Use of Estimates
      The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for stock options, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), determination of the future value of derivatives, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

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
      The Company maintains its cash accounts with high quality financial institutions. With respect to accounts receivable, such receivables are primarily from manufacturers, distributors and major retailers located throughout the United States, Asia and South America. Credit is granted to customers on an unsecured basis, and generally provides for 30-day payment terms. No customer accounted for greater than either 10% of revenue in 2005 or greater than 10% of the accounts receivable balance at December 31, 2005. For the years ended December 31, 2004 and 2003, the Company’s largest customer, a national retail chain, accounted for approximately 13% and 24% of revenue, respectively, and approximately 5% of the accounts receivable balance as of December 31, 2004. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions. The Company maintains reserves for specific and general allowances against accounts receivable. The specific reserves are established on a case-by-case basis by management. A general reserve is established for all other accounts receivable, based on a specified percentage of the accounts receivable balance. Management continually assesses the adequacy of the recorded allowance for doubtful accounts, based upon its knowledge about the customer base and amounts outstanding. Credit losses have been within management’s expectations.
      Changes in the Company’s allowance for doubtful accounts are as follows:

	2005	2004

Balance as of January 1	$1,872,277	$1,055,000
Bad debt expense	1,313,814	2,076,052
Accounts written-off	(1,380,562)	(1,258,775)

Balance as of December 31	$1,805,529	$1,872,277

e) Technology, Furniture and Equipment
      Technology, furniture and equipment are stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using three- to ten-year lives for furniture, computer and office equipment, a three- to seven-year life for computer software, the shorter of the lease term or useful life for leasehold improvements and a three-year life for vehicles. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.
      Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and capitalized interest, if appropriate. Capitalization

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.
      Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

f) Goodwill
      Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases (see Note 5). The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires at least an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment, if required, involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performed its annual impairment test effective October 1, 2005 and noted no impairment for either of its two reporting units. The Company will continue to perform the annual test during its fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

g) Long-Lived Assets
      Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over four to ten years and non-compete agreements are amortized using the straight-line method over periods of three to five years.
      The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

h) Income Taxes
      Taxes on income are provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

i) Revenue Recognition and Purchased Transportation Costs
      The Company derives its revenue from three principal sources: freight forwarding, customs brokerage, and warehousing and other services. As a freight forwarder, the Company is primarily a non-asset-based carrier that does not own or lease any significant transportation assets. The Company generates the majority of its revenue by purchasing transportation services from direct (asset-based) carriers and using those services to provide transportation of property for its customers. The Company is able to negotiate favorable buy rates from the direct carriers by consolidating shipments from multiple customers and concentrating its buying power, while at the same time offering lower sell rates than most customers would otherwise be able to negotiate themselves. When acting as an indirect carrier, the Company will enter into a written agreement with its customers and/or issue a tariff and a house bill of lading to customers as the contract of carriage. When the freight is physically tendered to a direct carrier, the Company receives a separate contract of carriage, or master bill of lading. In order to claim for any loss or damage associated with the freight, the customer is first obligated to pay the freight charges. With regard to the Company’s domestic operations, the Company records transport revenues using a method that is materially consistent with recognition upon delivery to consignees. For the Company’s international operations, consistent with the Company’s contracts of carriage, it recognizes revenues upon the completion or substantial completion of its contracted services to customers. Substantial completion is defined as all services required on international shipments from the origin to the destination country, with the balance of revenues earned upon delivery. All other revenue, including revenue for customs brokerage and warehousing and other services, is recognized upon completion of the service.
      At the time when revenue is recognized on transportation shipment, the Company records costs related to that shipment based on the estimate of total purchased transportation costs. The estimates are based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

j) Stock-Based Compensation
      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options granted to employees and members of the Board of Directors is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount the grantee must pay to acquire the stock. The Company accounts for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the Board of Directors) in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      The table below illustrates the effect on the net loss attributable to common stockholders and loss per share as if the fair value of options granted had been recognized as compensation expense in accordance with the provisions of SFAS No. 123. See Notes 12 and 13 for additional information regarding options and warrants.

	2005	2004	2003

Year ended December 31:
Net loss attributable to common stockholders:
As reported	$(9,773,696)	$(13,043,355)	$(785,603)
Add: stock-based employee compensation expense included in reported net loss	31,300	21,174	95,232
Deduct: total stock-based compensation expense determined under fair value method for all awards	(2,913,491)	(5,848,264)	(2,306,736)

Pro forma	$(12,655,887)	$(18,870,445)	$(2,997,107)

Basic loss per common share:
As reported	$(0.22)	$(0.33)	$(0.03)
Pro forma	(0.29)	(0.48)	(0.10)
Diluted loss per common share:
As reported	$(0.23)	$(0.33)	$(0.03)
Pro forma	(0.27)	(0.48)	(0.10)
      The weighted average fair value of employee options granted during 2005, 2004 and 2003 was $0.90, $2.16 and $1.05 per share, respectively. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	2005	2004	2003

Dividend yield	None	None	None
Expected volatility	91.0%	83.8%	55.8%
Average risk free interest rate	4.24%	4.25%	1.56%
Average expected lives	6.0 years	9.3 years	6.9 years
      On April 28, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of unvested stock options having an exercise price of more than $0.92 per share granted under the Company’s stock option plan that are held by employees, including all executive officers. As a result of this action, options to purchase 1,931,244 shares of common stock became immediately exercisable. Because the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, they were not fully achieving their original objectives of incentive compensation and employee retention. The Company expects the acceleration to have a positive effect on employee morale, retention, and perception of option value. Further, the acceleration was also intended to eliminate future compensation expense the Company would otherwise have to recognize in its consolidated statements of operations once SFAS No. 123R (Revised 2004), “Share-Based Payment”, becomes effective. The Company reflected the effect of the acceleration in the stock-based compensation expense determined under the fair value method as of the date of the acceleration.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

k) Restructuring Charges
      The Company accounts for restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and SFAS No. 144. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.

l) Loss Per Share
      Basic loss per common share and diluted loss per common share are presented in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company’s convertible debt and preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted loss per common share are 14,792,274, 7,799,763 and 7,443,299 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,

	2005	2004	2003

Net Loss:
Net loss	$(9,737,778)	$(13,043,355)	$(785,603)
Less: Preferred stock dividends	(35,918)	—	—

Basic net loss attributable to common stockholders	(9,773,696)	(13,043,355)	(785,603)
Change in fair value of derivatives resulting from conversion feature on convertible debt and preferred stock	(1,604,434)	—	—
Interest expense on convertible debt	586,571	—	—
Preferred stock dividends	35,918	—	—

Diluted net loss attributable to common stockholders	$(10,755,641)	$(13,043,355)	$(785,603)

Shares:
Basic weighted average common shares outstanding	43,591,855	38,971,526	29,625,585
Convertible debt	2,891,933	—	—
Convertible preferred stock	273,973	—	—

Diluted weighted average common shares outstanding	46,757,761	38,971,526	29,625,585

Net Loss Per Share:
Basic	$(0.22)	$(0.33)	$(0.03)
Diluted	$(0.23)	$(0.33)	$(0.03)

m) New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which will replace SFAS No. 123 and supersede APB Opinion No. 25. SFAS No. 123R will require compensation

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
cost related to share-based payment transactions to be recognized in the consolidated financial statements. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. The Company will adopt SFAS No. 123R using the modified prospective method beginning January 1, 2006. Based on the amount of unrecognized compensation expense associated with unvested options outstanding at December 31, 2005, the Company expects to recognize compensation expense related to such options of approximately $337,000 for the year ending December 31, 2006.

n) Reclassifications
      Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2005.

o) Previously Restated Consolidated Financial Statements
      In February 2005, the Company restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003. The Company restated its consolidated financial statements to correct (i) processing errors related to its purchased transportation accrual; (ii) processing errors related to revenue transactions within the Domestic Services segment; and (iii) the related income tax effects. In addition, the amounts owed under various earn-out provisions were changed to reflect the impact of the restatement.

(3)	Restructuring Charges
      In November 2004, the Company commenced a restructuring program, engineered to accelerate the integration of its businesses and improve the Company’s overall profitability. Currently, the Company has consolidated its corporate headquarters and is in the process of consolidating its domestic and international divisional headquarters into one central management facility in Seattle, Washington. This streamlining will eliminate unnecessary duplication of efforts as well as provide a more cohesive day-to-day management coordination capability. In addition, the restructuring initiative included the combination and reduction of technology systems, personnel and facilities throughout the U.S. In connection with this plan, the Company

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
recorded pre-tax restructuring charges of $3,284,208 and $4,368,250 in 2005 and 2004, respectively. A summary of restructuring charges, cash payments and related liabilities is as follows:

			Lease Terminations

	Systems	Personnel	Building	Equipment	Total

Liability balance at January 1, 2004	$—	$—	$—	$—	$—
Restructuring charges	3,556,134	666,408	75,229	70,479	4,368,250
Non-cash charges	(3,556,134)	—	—	—	(3,556,134)
Cash payments	—	—	—	(70,479)	(70,479)

Liability balance at December 31, 2004	—	666,408	75,229		741,637
Restructuring charges	—	657,289	2,200,010	590,910	3,448,209
Adjustments to liabilities	—	11,767	(175,768)	—	(164,001)

Restructuring charges, net	—	669,056	2,024,242	590,910	3,284,208
Cash payments	—	(1,175,907)	(774,544)	(590,910)	(2,541,362)

Liability balance at December 31, 2005	$—	$159,557	$1,324,927	$—	$1,484,484

      The systems charges incurred in 2004 relate to impairment of the Company’s corporate freight software systems which was in development. The personnel charges relate to contractual obligations incurred in 2005 and 2004 with certain former employees and executives. The lease terminations relate to the vacating of certain Domestic Services facilities in 2005 and 2004 and the cancellation of related equipment leases. Except for the systems charges, all restructuring charges will result in cash outflows. At the end of 2005, the Company reduced its previously accrued restructuring liabilities by $164,001 to adjust to current estimates.

(4)	Discontinued Operations
      On December 28, 2001, the Board of Directors approved a plan to dispose of all of the assets related to the Company’s former business of investing in early-stage technology companies, since these investments were incompatible with the Company’s current strategy of building a global integrated logistics services organization. Therefore, for financial reporting purposes, results of operations and cash flows of the former business have been segregated from those of the continuing operations and are presented in the Company’s consolidated financial statements as discontinued operations. The Company never recognized any revenue from its former business model. At December 31, 2005 and 2004, there were no assets or liabilities of the discontinued operations remaining on the Company’s consolidated balance sheets. The losses related to these discontinued operations were $25,000 and $263,031, net of tax in 2004 and 2003, respectively.

(5)	Acquisitions
      On June 20, 2003, the Company acquired, through its indirect wholly owned subsidiary, Stonepath Logistics Government Services, Inc. (“SLGS”), the business of Regroup Express LLC, a Virginia limited liability company (“Regroup”) for $3,700,000 in cash and $1,000,000 of the Company’s common stock paid at closing. The number of common shares issued in this transaction was based upon the average closing price of the Company’s common stock for the five-day period preceding the closing. Contingent consideration of up to an additional $12,500,000 may be payable over a period of five years based on the future financial performance of SLGS following the acquisition. The members of Regroup may also be entitled to additional earn-out payments to the extent Regroup’s pre-tax earnings exceed $17,500,000 during the earn-out period.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
Earn-out payments, if any, will be added to goodwill when accrued. The Company used funds from its credit facility (see Note 8) for the cash payment at the closing. The business acquired from Regroup provides time and date certain domestic and international transportation services including air and ground freight forwarding, ocean freight forwarding, project logistics, as well as local pick up and delivery services. The customers of the acquired business include U.S. government agencies and contractors, select companies in the retail industry and other commercial businesses. The acquisition, which significantly enhances the Company’s presence in the Washington, D.C. market, was accounted for as a purchase and accordingly, the results of operations and cash flows of the business acquired from Regroup are included in the accompanying consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition costs of $243,000, but excluding the contingent consideration, was $4,943,000. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired at June 20, 2003 (in thousands):

Furniture and equipment	$50
Other intangible assets	1,513
Goodwill	3,380

Net assets acquired	$4,943

      The acquired intangible assets have a weighted average useful life of five years. The intangible assets include a customer related intangible of $1,433,000 with a five-year life and a covenant-not-to-compete of $80,000 with a five-year life. The $3,380,000 of goodwill was assigned to the Company’s Domestic Services business unit and is deductible for income tax purposes.
      On August 8, 2003, through newly formed subsidiaries, the Company acquired a 70% interest in the Singapore and Cambodia based operations of the G-Link Group (“G-Link”), a regional logistics business headquartered in Singapore with offices throughout Southeast Asia. As consideration for the purchase, the Company paid $3,704,000 at closing through a combination of $2,792,000 in cash, which was provided from funds available under its credit facility, and $912,000 of the Company’s common stock and agreed to issue to G-Link a thirty percent interest in the newly formed subsidiaries which acquired the operations. The number of common shares issued in this transaction was based upon the average closing price of the Company’s common stock for the five-day period preceding the closing. As additional purchase price, on a post-closing basis, the Company paid G-Link for 70% of its excess net assets in the amount of $1,516,000 through the issuance of additional common stock of the Company. G-Link will also be entitled to an earn-out arrangement over a period of four years of up to $2,500,000 contingent upon the future financial performance of the business. Earn-out payments, if any, will be added to goodwill when accrued. The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of G-Link are reflected in the Company’s consolidated financial statements for periods subsequent to the date of the transaction. The G-Link acquisition facilitates the Company’s expansion into a rapidly growing region where many of the Company’s customers have significant supplier relationships. The total purchase price, including acquisition costs of $495,000, but excluding the contingent consideration, was $5,715,000. The following table summa-

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
rizes the allocation of the purchase price based on management’s estimate of the fair value of assets acquired and liabilities assumed at August 8, 2003 (in thousands):

Current assets	$4,095
Furniture and equipment	81
Other intangible assets	994
Goodwill	3,065

Total assets acquired	8,235
Current liabilities assumed	(1,810)
Minority interest	(710)

Net assets acquired	$5,715

      The acquired intangible assets have a weighted average life of 6.2 years. The intangible assets include a customer related intangible of $917,000 with a 6.5 year life and a covenant-not-to-compete of $77,000 with a four-year life. The $3,065,000 of goodwill was assigned to the Company’s International Services business unit and is deductible for income tax purposes.
      During 2003, the Company made several smaller acquisitions. The total consideration for these acquisitions amounted to $3,836,000 consisting of approximately $3,306,000 in cash and approximately $520,000 of the Company’s common stock paid at closing plus contingent consideration of up to an additional $6,157,000 payable over a period ending in 2009 based on the future financial performance of the acquired companies. These companies, situated in Portland, Maine, Miami, Florida, El Paso, Texas, Malaysia, Shanghai and Hong Kong, complement the Company’s existing operations or expand its operations into new geographical locations. The acquisitions were accounted for as purchase transactions and accordingly, the results of operations and cash flows of the acquired U.S.-based companies are included in the consolidated financial statements prospectively from the dates of acquisition, while the foreign-based companies, which were acquired in December 2003, are included in the consolidated financial statements prospectively from the date of acquisition on a one month delay in accordance with the Company’s consolidation policies. In connection with the acquisition of the U.S.-based companies, the Company recorded intangible assets amounting to $241,000 and goodwill amounting to $886,000 of which the full amount is expect to be deductible for income tax purposes. In connection with the December 2003 acquisitions of the foreign-based companies, the Company recorded intangible assets amounting to $539,000 and initially recorded goodwill amounting to $1,214,000, none of which is deductible for income tax purposes. In early 2004, the Company completed its allocation of purchase price associated with these foreign-based acquisitions and lowered the amount of goodwill initially recognized by $733,000.
      On February 9, 2004, the Company acquired, through its indirect wholly-owned subsidiary, Stonepath Holdings (Hong Kong) Limited, a 55% interest in Shaanxi Sunshine Cargo Services International Co., Ltd. (“Shaanxi”). Shaanxi is a Class A licensed freight forwarder headquartered in Shanghai, PRC and provides a wide range of customized transportation and logistics services and supply chain solutions, including global freight forwarding, warehousing and distribution, shipping services and special freight handling. As consideration for the purchase, which was effective as of March 1, 2004, the Company paid $5,500,000 consisting of $3,500,000 in cash, financed through its revolving credit agreement, and $2,000,000 of the Company’s common stock. The common shares issued in the transaction were subject to a one-year restriction on sale and were subject to a pro rata forfeiture based upon a formula that compares the actual pre-tax income of Shaanxi through December 31, 2004 with the targeted level of income of $4,000,000 (on an annualized basis). Also, if the trading price of the Company’s common stock was less than $3.17 per share at the end of the one-year restriction, the Company would issue up to 169,085 additional shares to the seller. Because the common shares issued in connection with this transaction were subject to forfeiture, they are accounted for as contingent

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
consideration. Based upon the actual pre-tax income through December 31, 2004, the seller forfeited 37,731 shares of common stock. As provided for in the purchase agreement, the amount of $119,608, which represents the original fair value of the forfeited shares at the date of acquisition, will be added ratably to the future earn-outs. Because the quoted market price of the Company’s common stock was less than $3.17 on February 9, 2005, the Company issued 158,973 additional shares of its common stock. As of February 9, 2005, the Company issued 752,157 shares of its common stock in connection with this transaction and recorded additional goodwill in the first quarter of 2005 amounting to $752,157, based on the quoted market value of the Company’s common stock on February 9, 2005. The seller may receive additional consideration of up to $5,619,608 under an earn-out arrangement payable at the rate of $1,100,000 in the first year and $1,129,902 per year over the next four years based on the future financial performance of Shaanxi.
      In addition, the Company agreed to pay the seller 55% of Shaanxi’s accounts receivable balances, net of assumed liabilities (the “Effective Date Net Accounts Receivable”), existing on the date of acquisition realized in cash within 180 days following the acquisition with a targeted distribution date in August 2004. Effective September 20, 2004, the Company amended the purchase agreement for a change in the settlement date from August 2004 to an initial payment of $1,045,000 on or before November 15, 2004, and the final payment of $868,000 on or before March 31, 2005. The amendment also fixed the date of distribution for collections in cash after the initial 180 day working capital assessment period from being due when collected to March 31, 2005. On March 21, 2005, the Company and the seller entered into a financing arrangement whereby the amount due on March 31, 2005 would become subject to a note payable due March 31, 2006 with interest at 10% per annum. This note has been further extended to June 30, 2006. Due to this financing arrangement, the balance due to the seller amounting to $1,897,539 is included in short-term debt in the consolidated balance sheet at December 31, 2005.
      The acquisition, which significantly enhances the Company’s presence in the region, was accounted for as a purchase and accordingly, the results of operations and cash flows of Shaanxi have been included in the Company’s consolidated financial statements prospectively from the date of acquisition. Because the Company consolidates its foreign subsidiaries on a one-month lag, such information for 2004 has been reflected in the consolidated statement of operations effective for the period from March 1, 2004 through November 30, 2004. At December 31, 2004, the total purchase price, including acquisition expenses of $269,000, but excluding the contingent consideration, was $6,650,000. Total consideration was comprised of $3,500,000 of cash, payment of working capital for $2,881,000 and acquisition expenses of $269,000. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed at March 1, 2004 (in thousands):

Current assets	$15,090
Furniture and equipment	157
Other intangible assets	1,453
Goodwill	2,161

Total assets acquired	18,861
Current liabilities assumed	(9,727)
Minority interest	(2,484)

Net assets acquired	$6,650

      The acquired intangible assets have a weighted average life of 6.6 years. The intangible assets include a customer related intangible of $1,112,100 with a 7.1 year life and a covenant-not-to-compete of $341,000 with a five-year life. The $2,161,100 of goodwill was assigned to the Company’s International Services business unit and is not deductible for income tax purposes.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following unaudited pro forma information is presented as if the acquisitions of Shaanxi and G-Link had occurred on December 1, 2002, using the one-month lag consolidation policy, and Regroup had occurred on January 1, 2003 (in thousands, except earnings per share):

	Year Ended December 31,

	2004	2003

Total revenue	$391,637	$308,019
(Loss) income from continuing operations	(12,245)	653
Net (loss) income	(12,295)	653
(Loss) earnings per share:
Basic	$(0.31)	$0.02
Diluted	$(0.31)	$0.02
      During 2004, the Company made three smaller acquisitions. The total consideration for these acquisitions amounted to $1,966,000 consisting of approximately $1,334,000 in cash, common stock paid at closing with a fair value of $100,000 and acquisition related expenses amounting to $532,000, plus contingent consideration of up to an additional $5,990,500 payable over a period ending in 2009, based on the future financial performance of the acquired companies following their acquisition. Earn-out payments, if any, will be added to goodwill when paid. These companies, situated in Denver and South America, complement the Company’s existing operations or expand its operations into new geographical locations. The acquisitions were accounted for as purchase transactions and accordingly, the results of operations and cash flows of the acquired U.S.-based company are included in the consolidated financial statements prospectively from the date of acquisition; the foreign-based companies will be included in the consolidated financial statements prospectively from the date of acquisition with a one month delay in accordance with the Company’s consolidation policies. In connection with these transactions, the Company recorded intangible assets amounting to $245,000 and goodwill amounting to $1,568,000 of which $378,000 is expected to be deductible for income tax purposes.
      The primary factors that contributed to the recognition of goodwill are that the entities acquired by the Company: 1) established or expanded the domestic and international platforms; 2) had experienced, well-trained workforces; 3) expanded the Company’s time and date certain service offerings; and 4) strategically broadened the geographical dispersion of the Company’s service facilities. The Company expects, through the selling of complementary services and other initiatives, to increase the acquired entities’ revenues and profitability through an expansion of the services that it offers. In addition, the Company expects to reduce the operating expenses of the acquired entities through economies of scale and synergies, such as the centralization of certain administrative functions. By creating a larger, stronger organization, the Company expects to improve its ability to raise capital.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      The changes in the carrying amount of goodwill for the year ended December 31, 2005 and 2004 are as follows:

		International
	Domestic Services	Services	Total

Balance at January 1, 2003	$19,641,170	$11,867,761	$31,508,931
Acquisitions during the year	—	3,728,646	3,728,626
Earn-out accruals for current year performance	—	2,615,946	2,615,946
Adjustments to preliminary estimates for December 2003 acquisitions	—	(732,909)	(732,909)
Other acquisition adjustments	—	158,047	158,047

Balance at December 31, 2004	19,641,170	17,637,491	37,278,661
Contingent common stock consideration issued in connection with prior acquisitions	—	854,549	854,549
Earn-out accruals for current year performance	90,000	2,137,513	2,227,513
Adjustments to 2004 earn-out accruals	90,000	56,474	146,474
Earn-out accruals for cumulative performance	—	3,255,000	3,255,000

Balance at December 31, 2005	$19,821,170	$23,941,027	$43,762,197

      Earn-out accruals for current year performance of $2,227,513 and $2,615,946 for 2005 and 2004, respectively, represent the aggregate amount of additional purchase price consideration to be paid to selling shareholders under the various acquisition agreements based on the current year’s annual performance. The amount accrued represents amounts earned based upon the acquired entities actual pre-tax financial performance for the respective annual periods in relation to the earnings targets specified in the acquisition agreements. Adjustments in 2005 to earn-out accruals for 2004 were $146,474 and resulted from differences between actual performance used to compute payments to the selling shareholders and estimates used to compute accruals. Earn-out accruals for cumulative performance of $3,255,000 in 2005, represent amounts accrued for “tier-two” and base earn-out opportunities likely to be paid based upon historical cumulative performance. See Note 11, Contingencies  — Acquisition Agreements for further discussion. The earn-out amounts are added to the respective segment goodwill when accrued.
      In addition to the significant adjustments to goodwill recorded with the acquisitions noted above, the Company has also recorded subsequent period adjustments to account for the finalization of purchase price allocations and inclusion of incidental closing costs. Total adjustments recorded in 2004 relating to prior period acquisitions amounted to $158,047.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

(6)	Acquired Intangible Assets
      Information with respect to acquired intangible assets is as follows:

	December 31,

	2005		2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer related	$11,042,100	$6,421,779	$11,042,100	$4,813,229
Covenants-not-to-compete	1,506,000	914,833	1,506,000	654,885

Total	$12,548,100	$7,336,612	$12,548,100	$5,468,114

Aggregate amortization expense for the year ended December 31:
2005		$1,868,498
2004		2,282,887
2003		1,615,662
Estimated aggregate amortization expense for the year ending December 31:
2006		$1,547,000
2007		1,254,000
2008		931,000
2009		607,000
2010		482,000

(7)	Technology, Furniture and Equipment
      Technology, furniture and equipment consists of the following:

	December 31,

	2005	2004

Furniture and office equipment	$6,045,009	$6,105,146
Computer software	4,885,990	3,845,479
Leasehold improvements	1,478,180	1,037,696
Vehicles	353,541	241,179

	12,762,720	11,229,500
Less: accumulated depreciation	(5,906,368)	(3,633,641)

	$6,856,352	$7,595,859

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

(8)	Credit Facilities
      Short and long-term debt consists of the following:

	December 31,

	2005	2004

Short-term debt —
U.S. Facility:
Revolving note	$6,045,294	$13,911,700
Convertible minimum borrowing note ($10,000,000 outstanding principal, net of discount of $4,075,629)	5,924,371	—

Total U.S. Facility	11,969,665	13,911,700
Note payable — related party	1,897,539	—
Capital lease obligation	171,961	1,274,117
Offshore credit facility	—	3,000,000

Total short-term debt	$14,039,165	$18,185,817

Long-term debt —
Offshore credit facility	$1,000,000	$—
Capital lease obligations	137,088	236,344
Note payable — related party	—	1,897,539

Total long-term debt	$1,137,088	$2,133,883

U.S. Credit Facility
      As of December 31, 2004, the Company had $13,911,700 outstanding under a $22,500,000 revolving credit facility (“U.S. Facility”) and $1,150,000 in capital lease obligations due under a master lease agreement with a commercial bank. The revolving credit facility expired on January 31, 2006, and because the Company was in default of certain restrictive covenants of this agreement, the cross default provisions contained in the capital lease also resulted in the lease becoming fully due on March 31, 2005.
      On April 6, 2005, the Company amended the U.S. Facility. The amendment assigned the interests of the commercial bank to a new lender, Zohar II 2005-1, Limited, an affiliate of Patriarch Partners, LLC (“Patriarch”). In connection with this amendment, changes were made to other key terms of the agreement, including restrictive covenants. The agreement carried interest at a rate of Libor plus 800 basis points and provided for maximum borrowings of $25,000,000 although such borrowings were limited by the amount of eligible receivables. On May 12, 2005, the Company further amended the agreement to revise certain restrictive covenants. As a result of this amendment, the Company was in compliance with all applicable covenants at March 31, 2005.
      On August 31, 2005, the Company entered into several agreements with Laurus Master Fund, Inc. (“Laurus”), to provide a new $25,000,000 U.S. Facility which replaced the facility held by Patriarch. In connection with establishing the U.S. Facility with Laurus, the Company entered into two principal borrowing agreements and a warrant agreement, the terms of which are as follows:
      Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) — The Minimum Borrowing Note has a principal amount of $10,000,000, a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into the Company’s common stock at a conversion price of $1.08 per share subject to customary

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
antidilution adjustments. A total of 9,259,259 shares of the Company’s common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. Assuming the Company has registered the shares necessary to complete the full conversion of the Minimum Borrowing Note, and if the market price of the Company’s common stock for the last five trading dates of any month exceeds the conversion price of $1.08 per share by 25%, then the interest rate for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.08. The stated interest rate on the Minimum Borrowing Note was 8.25% as of December 31, 2005.
      In the event the Minimum Borrowing Note has been converted in full into the Company’s common stock and there remains at least $11,000,000 outstanding under the U.S. Facility, a new Minimum Borrowing Note will be issued. The terms of the new Minimum Borrowing Note would be the same as the initial note except for the conversion price, which would be 115% of the average closing price of the Company’s common stock for the ten trading days immediately prior to the date of issuance of a new Minimum Borrowing Note, but in no event greater than 120% of the closing price of the Company’s common stock on such date.
      Secured Revolving Note (“Revolving Note”) — The Revolving Note covers borrowing outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. The stated interest rate on the Revolving Note was 10.75% as of December 31, 2005.
      Common Stock Purchase Warrants (“Warrant”) — The Warrant entitles Laurus to purchase 2,500,000 shares of the Company’s common stock for a period of five years, at an exercise price that varies with the number of shares purchased under the Warrant. The exercise price is $1.13 per share for the first 900,000 shares, $1.41 per share for the next 700,000 shares, $4.70 per share for the next 450,000 shares and $7.52 per share for the remaining 450,000 shares.
      Registration Rights Agreement (“Rights Agreement”) — The Rights Agreement provides that the Company file a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant by October 30, 2005, have the registration statement effective by December 30, 2005 and keep the registration statement effective for a period of five years. If the Company fails to meet the deadlines, or if the registration statement is unavailable after it becomes effective, then the Company is subject to liquidated damages in the amount of $5,000 per day. The Company has filed a registration statement but it has not been declared effective.
      The Minimum Borrowing Note and Warrant require the Company to deliver registered shares as specified in the Rights Agreement. Under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentionally Settled in, a Company’s Own Stock”, since the Company did not have an effective registration statement at inception of the agreements and is subject to liquidated damages in the event that effective registration does not occur or if effectiveness is not maintained, the conversion feature and Warrant are to be accounted for as derivatives that are recorded as liabilities, and measured at fair value at the inception of the contract with subsequent changes in fair value to be reflected in the consolidated statement of operations. The carrying value of the Minimum Borrowing Note was adjusted for the discount created by the initial fair value of the conversion feature and the allocated portion of the fair value of the Warrant in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company used the Black-Scholes option-pricing model to determine fair value of the conversion feature and the Warrant. The initial fair value of the Minimum Borrowing Note conversion feature was $3,770,532. The initial fair value of the Warrant was $1,293,721, with $718,734 allocated to the Minimum Borrowing Note and the remaining $574,987 allocated to the Revolving Note. The initial fair value of the derivatives were included in other long-term liabilities on the consolidated balance sheet with amounts allocated to the Company’s debt recorded as a discount on such debt. The amount allocated to the Revolving Note is considered a debt issue cost and is classified in other assets on the

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
consolidated balance sheet. This amount is being amortized on a straight-line basis over the three-year term of the agreement.
      The derivatives have been measured at fair value as of December 31, 2005, resulting in a credit of $1,843,491 being recognized in the 2005 consolidated statement of operations. In addition, interest expense of $413,637 resulting from the accretion of the discount utilizing the effective interest method was recognized.
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
      To complete the transaction, the Company paid a loan fee to Laurus of $875,000, which is included in other assets and is being amortized to expense over the term of the facility. Additionally, prepayment fees due upon early termination of the previous domestic credit facility and expensing of previously capitalized loan issue costs resulted in a charge of $911,998 for the period ending December 31, 2005.
      As of December 31, 2005, the Company had $10,000,000 outstanding under the Minimum Borrowing Note and $6,045,294 outstanding under the Revolving Note. Based on the level of eligible receivables there was additional borrowing availability of $675,000 under the Revolving Note.
      The U.S. Facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the facility. This arrangement, combined with the existence of a subjective acceleration clause in the agreement, requires the classification of outstanding borrowings as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The acceleration clause allows Laurus to forego additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on its business, condition (financial or otherwise), operations or properties.

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
      On October 26, 2005, the Company exchanged $3,000,000 of principal outstanding under the Term Credit Agreement for 30,000 newly issued preferred shares of Asia Holdings, repaid $1,000,000 and extended the maturity date for the remaining $1,000,000 outstanding principal under the Term Credit Agreement to November 4, 2007. The preferred shares are convertible into the Company’s common stock at a conversion price of $1.08 per share. Dividends on the preferred shares accumulate at a rate of 12% payable monthly in

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
cash or, at the option of the Company, payable in additional preferred shares. A total of 2,777,778 shares of the Company’s common stock would be issued upon the full conversion of the preferred shares, assuming dividends are paid in cash. The remaining $1,000,000 due under the Term Credit Agreement is unsecured and bears interest at an annual rate of 12%. No additional borrowing availability exists under the Term Credit Agreement. The Company also issued warrants to the Lender entitling the holder to purchase 277,778 shares of the Company’s common stock at an exercise price of $1.13 per share for a period of four years. The Company determined that the exchange transaction, including consideration for the fair value of the warrants, resulted in a loss of $117,079 as the net carrying amount of the extinguished debt was less than the fair value of the preferred shares, new note and warrants issued. This amount was included in other income (expense) for the year ended December 31, 2005.
      The preferred shares contain mandatory redemption features that allow the holders to be repaid upon the occurrence of certain triggering events, including events of default on other debt agreements of the Company. Further, the amount to be repaid in the event of a triggering event is based upon the greater of 120% of the par value of the preferred shares or the market value of the number of common shares issuable under the conversion of the preferred shares. Since the preferred shares contain these redemption features, the proceeds received will not be considered permanent equity of the Company. Further, since the redemption provisions do not specify the ultimate amount of proceeds to be paid to the holder upon occurrence of a triggering event, the conversion feature must be accounted for as a derivative under the provisions of EITF Issue No. 00-19. The application of this accounting requires the derivative to be recorded as a liability and measured at fair value at the inception of the contract with subsequent changes in fair value to be reflected in the consolidated statement of operations. The carrying amount of the preferred shares was adjusted to record the discount created by the initial fair value of the derivative that amounted to $1,196,390. The Company used the Black-Scholes option-pricing model to value the aforementioned derivative features. The initial fair value of $1,196,390 was recorded as a discount to the preferred stock, and a corresponding derivative liability was included in other liabilities on the consolidated balance sheet.
      The derivative liability has been remeasured at fair value as of December 31, 2005, resulting in a credit of $273,090 being recognized in the 2005 consolidated statement of operations. This credit represents the change in fair value of the derivatives from the inception of the agreement to December 31, 2005.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

Derivative Liabilities
      The following is information regarding the Company’s derivative instruments:

	Minimum Borrowing
	Note	Warrant	Preferred Shares	Total

Derivative liabilities recorded upon inception of contracts	$3,770,532	$1,293,721	$1,196,390	$6,260,643
Change in fair value of derivatives	(1,331,344)	(512,147)	(273,090)	(2,116,581)

Derivative liabilities as of December 31, 2005 and included in other liabilities on consolidated balance sheet	$2,439,188	$781,574	$923,300	$4,144,062

Significant assumptions used in Black-Scholes initial fair value calculations:
Expected life in years	3.0	5.0	4.0
Annualized volatility	70.8%	89.8%	70.5%
Discount rate	4.2%	4.2%	4.2%

Principal Repayments
      The Company’s contractual short- and long-term debt repayment obligations for 2006 through 2009 are as follows: 2006 — $2,069,500; 2007 — $1,124,740; 2008 — $16,053,003 and 2009 — $4,639.

Capital Leases
      The Company has entered into certain capital leases for equipment extending through 2009. Minimum lease payments for 2006 through 2009 are as follows: 2006 — $216,305; 2007 — $122,467; 2008 — $9,546 and 2009 — $5,965. Technology, furniture and equipment includes $570,601 of assets and $311,467 of related accumulated depreciation associated with assets under capital leases.

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

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
assets and liabilities that give rise to the temporary difference. The tax effects of temporary differences that give rise to the Company’s deferred tax accounts are as follows:

	December 31,

	2005	2004

Deferred tax assets:
Accruals	$979,000	$527,000
Equity in losses of affiliate companies	485,000	373,000
Depreciation and amortization	1,028,000	422,000
Deferred compensation and warrants	779,000	1,403,000
Capital loss carryforward	2,137,000	2,137,000
Federal and state deferred tax benefits arising from net operating loss carryforwards	17,819,000	18,220,000

Total gross deferred tax assets	23,227,000	23,082,000
Less: valuation allowance	(23,227,000)	(23,082,000)

Net total deferred tax assets	—	—

Deferred tax liabilities:
Amortization of goodwill for tax purposes	(2,547,800)	(1,600,900)
Foreign taxes	(350,035)	(50,000)

Total gross deferred tax liabilities	(2,897,835)	(1,650,900)

Net deferred tax liabilities	$(2,897,835)	$(1,650,900)

      The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management’s intention to reinvest such earnings for the foreseeable future. At December 31, 2005, the undistributed earnings of the foreign subsidiaries amounted to approximately $4,533,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings.
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
      The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $145,000 and $7,096,000, respectively. The increase in 2005 and 2004 was principally due to the increase in the amount of the deferred tax asset related to the Company’s net operating loss carryforward. As of December 31, 2005, the Company had net operating loss carryforwards for federal tax purposes amounting to approximately $51,000,000. The federal net operating loss (“NOL”) carryforwards expire beginning 2018 through 2025. The use of certain net operating losses may be subject to annual limitations based on changes in the ownership of the Company’s common stock, as defined by Section 382 of the Internal Revenue Code.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      Income tax expense attributable to continuing operations is as follows:

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$—	$—	$—
State	120,000	109,337	40,000
Foreign	519,035	1,671,175	121,086

	639,035	1,780,512	161,086

Deferred:
Federal	820,300	572,600	448,800
State	126,500	42,700	76,000
Foreign	332,000	—	50,000

	1,278,800	615,300	574,800

	$1,917,835	$2,395,812	$735,886

      In addition to the amounts reflected above, an income tax benefit of approximately $19,000 has been allocated to discontinued operations for the year ended December 31, 2003.
      The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense related to continuing operations.

	Year Ended December 31,

	2005	2004	2003

Tax at statutory rate	$(2,188,300)	$(3,145,900)	$136,200
Change in valuation allowance	145,000	7,096,000	90,500
State taxes	246,900	152,400	116,000
Effect of tax rates of foreign subsidiaries	1,382,000	64,200	(156,800)
Non-deductible expenses	492,800	(1,217,600)	101,200
Goodwill amortization and other	1,839,435	(553,288)	448,786

Income tax expense	$1,917,835	$2,395,812	$735,886

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

(10)	Commitments

Operating Leases
      The Company leases equipment, office and warehouse space under operating leases expiring at various times through 2012. Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $10,963,000, $9,150,000, and $7,451,000, respectively. Future minimum lease payments are as follows:

Year Ending December 31,	Third Party	Related Party	Total

2006	$5,660,000	$97,000	$5,757,000
2007	4,239,000	97,000	4,336,000
2008	3,203,000	97,000	3,300,000
2009	2,340,000	24,000	2,364,000
2010	956,000	—	956,000
Thereafter	686,000	—	686,000

Total minimum lease payments	$17,084,000	$315,000	$17,399,000

Employee Benefit Plan
      The Company sponsors voluntary defined contribution savings plans covering all U.S. employees. Company contributions are discretionary. For the years ended December 31, 2005, 2004 and 2003, total Company contributions amounted to $462,000, $629,000 and $547,000, respectively.

Employment Agreements
      At December 31, 2005, the Company had employment agreements with three of its officers for an aggregate annual base salary of $890,000 plus bonus and increases in accordance with the terms of the agreements. The contracts are for varying terms through October 2009.

(11)	Contingencies

Acquisition Agreements
      Many of the Company’s historical acquisition agreements contain future contingent consideration provisions that provide for the selling shareholders to receive additional consideration if minimum pre-tax income levels are made in future periods. Pursuant to SFAS No. 141, “Business Combinations,” contingent consideration is accounted for as additional goodwill when earned.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      Assuming minimum pre-tax income levels are achieved by the acquired companies, the Company will be required to make future contingent consideration payments by April 1, unless otherwise extended, of the respective year as follows (in thousands)(1)(2):

	2007	2008	2009	Total

Earn-out payments:
Domestic Services:
Regroup	$2,500	$2,500	$—	$5,000

Total Domestic Services	2,500	2,500	—	5,000

International Services:
Shaanxi	1,130	1,130	1,130	3,390
SLIS(3)	1,255	—	—	1,255
G-Link Singapore	989	—	—	989
Other	2,384	2,384	2,105	6,873

Total International Services	5,758	3,514	3,235	$12,507

Total earn-out payments	$8,258	$6,014	$3,235	$17,507

Prior year pre-tax earnings targets(4)
Domestic Services:
Regroup	$3,500	$3,500	$—	$7,000

Total Domestic Services	3,500	3,500	—	7,000

International Services:
Shaanxi	4,000	4,000	4,000	12,000
SLIS(3)	2,510	—	—	2,510
G-Link Singapore	2,809	—	—	2,809
Other	4,693	4,693	4,160	13,546

Total International Services	14,012	8,963	8,160	30,865

Total pre-tax earnings targets	$17,512	$8,693	$8,160	$37,865

      Earn-out payments as a percentage of pre-tax earnings targets are as follows:

	2007	2008	2009	Total

Domestic	71.4%	71.4%	—	71.4%
International	41.1%	40.4%	39.6%	40.5%
Combined	47.2%	49.3%	39.6%	46.2%

(1)	Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2)	During the 2006-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $10,000,000 if certain of the acquired companies generate an incremental $20,000,000 in pre-tax earnings. These amounts exclude SLIS tier-two contingent obligations which are discussed below.

(3)	SLIS actual cumulative pre-tax earnings through the end of 2005 has exceeded the maximum earnings necessary for the SLIS shareholders to receive the maximum additional tier-two earn-out opportunity of

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

$2,000,000. Further, available excess earnings carryforwards are likely to be sufficient to ensure the eventual payment of the remaining base-earn-out opportunity of $1,255,000. Accordingly, as of December, 31, 2005, we have fully accrued for those obligations which are due in 2006 and 2007. Amounts are included in long-term earn-outs payable on the consolidated balance sheet.

(4)	Aggregate pre-tax earnings targets as presented here identify the uniquely defined earnings targets of each acquisition and should not be interpreted to be the consolidated pre-tax earnings of the Company which would give effect for, among other things, amortization or impairment of intangible assets created in connection with each acquisition or various other expenses which may not be charged to the operating groups for purposes of calculating earn-outs

Provision for Excess Earn-outs
      In connection with a restatement of the Company’s consolidated financial statements, it was determined that earn-out payments made to former owners of certain acquired companies were in excess of amounts that should have been paid based upon restated results. Accordingly, such amounts totaling $3,075,190 and $1,270,141 were reflected as other expense in the consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively. It is the Company’s intent to seek reimbursement from the recipients of these payments.

Legal Proceedings
      The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and former officers Bohn H. Crain and Thomas L. Scully. These cases have now been consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515 and the lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005. The lead plaintiff seeks to represent a class of purchasers of the Company’s shares between March 29, 2002 and September 20, 2004, and alleges claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims are based upon allegations that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs are seeking compensatory damages, attorneys’ fees and costs, and further relief as may be determined by the Court. The Company and the individual defendants believe that this action is without merit, have filed a motion to dismiss this action, and intend to vigorously defend against the claims raised in this action. On October 27, 2005, the Court granted the defendants’ motion to dismiss with leave to file an amended complaint and the plaintiff filed a second amended complaint on November 15, 2005. The Company and the individual defendants have filed a motion to dismiss the second amended complaint and continue to believe that the suit is without merit and intend to vigorously defend against the claims raised in the action.
      The Company was named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action were all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglass Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, and former officers Bohn H. Crain, Stephen M. Cohen and Thomas L. Scully. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
of 2002. These claims were based upon allegations that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading. The complaint alleged that the statements were materially misleading because they understated the Company’s accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls. The derivative action sought compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court. The Court granted the defendants’ motion to dismiss this action on September 27, 2005 and the plaintiff filed a notice of appeal on October 26, 2005.
      On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5,100,000 and received the right to receive an additional $11,000,000 in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. The Court ordered, and the parties agreed, to submit the issues concerning the plaintiff’s objections regarding the earn-out calculation under the Stock Purchase Agreement to a national accounting firm and to submit plaintiff’s claims relating to the Employment Agreement and defendants’ counterclaims to a different neutral arbitrator. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $456,000 excess earn-out payments that were made to Mr. Burke.
      The Company has received notice that the Securities and Exchange Commission (the “Commission”) is conducting an informal inquiry to determine whether certain provision of the federal securities laws have been violated in connection with the Company’s accounting and financial reporting in connection with the restatement of the Company’s consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and the first two quarters of 2004. As part of the inquiry, the staff of the Commission has requested information relating to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group, Inc. and additional background information for the period from October 5, 2001 to December 2, 2004. The Company is voluntarily cooperating with the staff.
      On May 6, 2003, the Company decided to settle litigation instituted on August 20, 2000 by Austost Anstalt Schaan, Balmore Funds, S.A. and Amro International, S.A. Although the Company believed that the plaintiffs’ claims were without merit, the Company chose to settle the matter in order to avoid future litigation costs and to mitigate the diversion of management’s attention from operations. The total settlement costs of $787,500, paid $437,500 in cash and $350,000 in shares of the Company’s common stock, are included in litigation and nonrecurring costs in the accompanying consolidated statement of operations for the year ended December 31, 2003.
      Gary Koch, the Shareholders’ Agent under the Stock Purchase Agreement dated as of August 30, 2001 relating to the acquisition of M.G.R., Inc., Contract Air, Inc., and Distribution Services, Inc., objected to the calculations of earn-out payments payable to the sellers. The Company is also seeking the return of excess earn-out payments made previously based on erroneous financial statements. The parties have agreed to

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
submit the objections and the Company’s claim for the recovery of prior earn-out payments to arbitration pursuant to procedures which are being developed by the parties.
      In February 2006, the Company decided to settle several lawsuits filed by a former employee. The settlement costs of $275,000 were included in accrued expenses as of December 31, 2005 and included in other selling, general and administrative costs on the consolidated statement of operations.
      The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. No material reserves have been established for any pending legal proceeding, either because a loss is not probable or the amount of a loss, if any, cannot be reasonably estimated.

(12)	Stockholders’ Equity
      The Company has two classes of authorized stock: common stock and preferred stock.

a) Common Stock
      The Company is authorized to issue 100,000,000 shares of common stock, par value $.001 per share. The holders of common stock are entitled to one vote per share and are entitled to dividends as declared. Dividends are subject to the preferential rights of the holders of the Company’s preferred stock. The Company has never declared dividends on its common stock.
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
      The Company has issued shares in lieu of cash for settlement of various obligations, including settlement of certain earn-out obligations and litigation expenses. The number of shares issued for each transaction approximates the amount of the respective obligation divided by the closing market price on the date of the specific transaction.

b) Preferred Stock
      The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of preferred stock, par value $.001 per share, that may be issued in one or more series and with such terms as may be determined by the Board of Directors. At December 31, 2005, there are no preferred shares of any series outstanding at the parent company level.
      On October 7, 2005, Stonepath Holdings (Hong Kong) Limited, a wholly owned subsidiary of the Company, authorized and established for issuance 48,000 shares of HK $1.00 preferred stock. On October 26, 2005, in connection with a refinancing of a credit facility, 30,000 shares were issued at $100.00 per share. These shares are outstanding as of December 31, 2005.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

c) Series D Convertible Preferred Stock
      The Company’s Series D Convertible Preferred Stock was established as a result of an exchange transaction completed in July 2002. The transaction resulted in the surrender and retirement of the Company’s previously issued Series C Preferred Stock and certain warrants for shares of the Company’s common stock, new warrants and Series D Convertible Preferred Stock.
      Each share of the Series D Convertible Preferred Stock was convertible into ten shares of common stock of the Company. During the years ended December 31, 2004 and 2003, 310,477 shares and 50,265 shares, respectively, of Series D Convertible Preferred Stock were converted into 3,104,770 shares and 502,650 shares, respectively, of common stock of the Company.

d) Deferred Stock-Based Compensation
      The Company records deferred compensation when it makes restricted stock awards or compensatory stock option grants to employees and consultants. In the case of stock option grants to employees, the amount of deferred compensation initially recorded is the difference, if any, between the exercise price and quoted market value of the common stock on the date of grant. Such deferred compensation is fixed and remains unchanged for subsequent increases or decreases in the market value of the Company’s common stock. In the case of options granted to consultants, the amount of deferred compensation recorded is the fair value of the stock options on the grant date as determined using a Black-Scholes valuation model. The Company records deferred compensation as a reduction to stockholders’ equity and an offsetting increase to additional paid-in capital. The Company then amortizes deferred compensation into stock-based compensation expense over the performance period, which typically coincides with the vesting period of the stock-based award of three to four years.
      The components of deferred compensation are as follows:

	Employees	Consultants	Total

Balance at January 1, 2003	$116,406	$—	$116,406
Amortization to stock-based compensation	(95,232)	—	(95,232)

Balance at December 31, 2003	21,174	—	21,174
Deferred compensation recorded	—	70,000	70,000
Amortization to stock-based compensation	(21,174)	(38,700)	(59,874)

Balance at December 31, 2004	—	31,300	31,300
Amortization to stock-based compensation	—	(31,300)	(31,300)

Balance at December 31, 2005	$—	$—	$—

      Stock-based compensation is included in personnel costs in the accompanying consolidated statements of operations.

(13)	Stock Options and Warrants

a) Stock Options
      The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the “Stock Incentive Plan”) covers 15,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified and incentive stock options and restricted stock awards. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following summarizes the Company’s stock option activity and related information:

			Weighted Average
	Shares	Range of Exercise Prices	Exercise Price

Outstanding at January 1, 2003	9,447,300	$0.50-17.50	$1.46
Granted	1,862,100	1.53-2.85	1.95
Exercised	(307,916)	0.70-1.30	1.04
Expired	(273,600)	9.27-10.00	9.27
Cancelled	(123,750)	1.21-2.00	1.34

Outstanding at December 31, 2003	10,604,134	0.50-17.50	1.36
Granted	3,774,700	0.75-3.75	2.25
Exercised	(2,089,094)	0.60-1.38	0.85
Expired	(24,000)	2.50	2.50
Cancelled	(859,556)	1.30-2.85	1.89

Outstanding at December 31, 2004	11,406,184	0.50-17.50	1.70
Granted	1,785,000	0.70-0.91	0.90
Expired	(63,200)	17.50	17.50
Cancelled	(449,200)	0.91-3.75	1.94

Outstanding at December 31, 2005	12,678,784	$0.50-6.38	$1.50

      The following table summarizes information about options outstanding and exercisable as of December 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.50-$1.00	5,625,334	7.3 years	$0.82	4,268,945	$0.82
$1.01-$2.00	3,987,950	6.5 years	1.46	3,987,950	1.46
$2.01-$4.00	3,055,500	6.7 years	2.79	2,963,000	2.80
$6.38	10,000	3.5 years	6.38	10,000	6.38

Total	12,678,784	6.9 years	$1.50	11,229,895	$1.57

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

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

b) Warrants
      The following summarizes warrant activity and related information:

		Range of	Weighted Average
	Shares	Exercise Prices	Exercise Price

Outstanding at January 1, 2003	2,947,406	$1.00-26.58	$2.51
Issued	297,000	1.49	1.49
Exercised	(923,040)	1.00-1.49	1.13
Expired	(437,970)	6.00-26.58	11.12

Outstanding at December 31, 2003	1,883,396	1.00-1.49	1.03
Issued	600,000	5.00	5.00
Exercised	(525,612)	1.00	1.00

Outstanding at December 31, 2004	1,957,784	1.00-5.00	2.26
Issued	2,777,778	1.13-7.52	2.81
Expired	(1,258,784)	1.00-1.23	1.01

Outstanding at December 31, 2005	3,476,778	$1.13-7.52	$3.15

      These warrants were issued primarily in connection with current and former borrowing arrangements and for services rendered in connection with a private placement of the Company’s common stock.

(14)	Fair Value of Financial Instruments
      At December 31, 2005 and 2004, the carrying values of cash and cash equivalents, accounts receivable, loans receivable and accounts payable approximated their fair values as they are generally receivable or payable on demand. At December 31, 2005 and 2004, short- and long-term debt and convertible preferred stock approximated their fair values as the instruments either carry interest rates which reset frequently or have been entered into recently. Other long-term obligations as of December 31, 2005 consist primarily of derivative liabilities associated with the Company’s principal borrowing arrangements and are recorded at fair value.

(15)	Related Party Transactions
      During 2003, the Company paid $25,872 for consulting services received from a company owned by a director.
      At December 31, 2003, a former officer was indebted to the Company for a loan with an aggregate unamortized balance of $14,597. This loan was generally forgivable over a three-year term and for accounting purposes was amortized evenly to expense over the term which ended in April 2004.
      Certain real estate is leased under an operating lease from the former principal shareholder of M.G.R., Inc. d/b/a Air Plus, which the Company acquired on October 5, 2001. Rent under this arrangement was determined by a survey of comparable building rents and totaled $187,000 for each of the years ended December 31, 2004 and 2003.
      At December 31, 2004, a former principal shareholder of SLIS was indebted to the Company for a loan amounting to $87,500. The loan is repayable by offset against his portion of the contingent consideration payment to be made in 2006.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      The Company has entered into an agreement with the representative of the former SLIS shareholders, a group that includes the Company’s current chief executive officer, subject to the approval of the Board of Directors, to extend the date for the payment of the base earn-out payment payable for 2005 performance from April 2006 until June 2006. Under the terms of that agreement, if approved, the Company would be obligated to, among other things (i) make the base earn-out payment for the pro rata portion of 2007 on April 30, 2007 instead of in 2008, (ii) accelerate the date for the determination of 50% of the payment of the SLIS tier-two earn-out from December 31, 2006 to December 31, 2005, (iii) make that payment in 2006 instead of 2007, and (iv) make the final payment of the SLIS tier-two earn-out in 2007 instead of in 2008. The Company has fully accrued for these obligations as of December 31, 2005.
      The Company, through its Shaanxi subsidiary, has several related party transactions with the principal minority shareholder of Shaanxi, who is also a current officer, or a direct family member of the principal minority shareholder:

•	The Company has advances receivable of approximately $410,000 to the principal minority shareholder as of December 31, 2005. There is currently no repayment terms on this advance.

•	The Company has a note payable for $1,897,539 and accrued interest of $173,638 due the principal minority shareholder as of December 31, 2005. The note was issued in connection with the acquisition of Shaanxi as discussed in Note 5.

•	The Company pays rent for office space to a direct family member of the principal minority shareholder of Shaanxi. Monthly and annual rental payments are approximately $8,046 and $96,553, respectively. The rental payments are scheduled to continue through March 31, 2009.

(16)	Segment Information
      SFAS No 131, “Disclosures About Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on the principal service provided by the business unit. The Company determined that it has two operating segments: the Domestic Services segment, which provides a full range of logistics and transportation services throughout North America, and its International Services segment, which provides international air and ocean logistics services. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in Note 2. Segment information, in which corporate expenses (other than

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
the legal settlement and nonrecurring costs) have been fully allocated to the operating segments, is as follows (in thousands):

	Year Ended December 31, 2005

	Domestic	International
	Services	Services	Corporate	Total

Revenue from external customers	$118,074	$292,181	$—	$410,255
Inter-segment revenue	270	269	—	539
Segment operating loss	(5,669)	1,778	—	(3,891)
Segment assets	36,829	97,619	834	135,282
Segment goodwill	19,821	23,941	—	43,762
Depreciation and amortization	2,414	1,909	—	4,323
Capital expenditures	97	520	1,096	1,713

	Year Ended December 31, 2004

	Domestic	International
	Services	Services	Corporate	Total

Revenue from external customers	$145,172	$221,909	$—	$367,081
Inter-segment revenue	18	350	—	368
Revenue from significant customer	46,998	—	—	46,998
Segment operating income (loss)	(9,879)	4,303	—	(5,576)
Segment assets	42,278	76,420	4,248	122,946
Segment goodwill	19,641	17,638	—	37,279
Depreciation and amortization	2,551	1,638	—	4,189
Capital expenditures	1,887	716	2,765	5,368

	Year Ended December 31, 2003

	Domestic	International
	Services	Services	Corporate	Total

Revenue from external customers	$129,474	$90,610	$—	$220,084
Inter-segment revenue	56	124	—	180
Revenue from significant customer	53,582	—	—	53,852
Segment operating income (loss)	(1,464)	4,312	(1,169)	1,679
Segment assets	49,780	36,577	3,912	90,269
Segment goodwill	19,641	11,868	—	31,509
Depreciation and amortization	2,259	401	—	2,660
Capital expenditures	643	140	3,400	4,183

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Year Ended December 31,

	2005	2004	2003

Total revenue:
United States	$224,901	$239,389	$208,591
Asia	169,355	116,388	8,003
North America (excluding the United States)	415	220	1,360
Europe	8,286	6,507	1,287
South America	5,008	2,605	—
Other	2,290	1,972	843

Total	$410,255	$367,081	$220,084

      The following table presents long-lived assets by geographic area (in thousands):

	December 31,

	2005	2004

United States	$5,967	$6,797
Asia	780	691
South America	92	108
Europe	17	—

	$6,856	$7,596

      Cash on deposit with foreign banks amounted to $4,470,000 and $6,005,000 at December 31, 2005 and 2004.
      The following is a summary of certain unaudited quarterly financial information for fiscal 2005 and 2004:

	Quarter Ended

2005	March 31	June 30	September 30	December 31

Total revenue	$89,989,605	$100,026,995	$111,311,674	$108,927,099
Cost of transportation	69,575,287	77,904,854	87,971,539	88,346,347

Net revenue	$20,414,318	$22,122,141	$23,340,135	$20,580,752

Loss from continuing operations	$(7,563,099)	$(383,126)	$(1,001,814)	$(789,739)
Preferred stock dividends	—	—	—	(35,918)

Net loss attributable to common stockholders	$(7,563,099)	$(383,126)	$(1,001,814)	$(825,657)

Loss per common share
Basic	$(0.17)	$(0.01)	$(0.02)	$(0.02)

Diluted	$(0.17)	$(0.01)	$(0.02)	$(0.05)

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended

2004	March 31	June 30	September 30	December 31

Total revenue	$60,224,390	$86,469,712	$109,711,414	$110,675,149
Cost of transportation	43,472,712	67,404,844	84,638,366	86,842,725

Net revenue	$16,751,678	$19,064,868	$25,073,048	$23,832,424

Income (loss) from continuing operations	$(5,700,446)	$(1,368,806)	$105,767	$(6,054,870)
Gain (loss) from discontinued operations	—	—	(50,000)	25,000

Net income (loss) attributable to common stockholders	$(5,700,446)	$(1,368,806)	$55,767	$(6,029,870)

Loss per common share:
Basic
Continuing	$(0.15)	$(0.03)	$—	$(0.15)
Discontinued operations	—	—	—	—

Earnings per common share	$(0.15)	$(0.03)	$—	$(0.15)

Diluted
Continuing	$(0.15)	$(0.03)	$—	$(0.15)
Discontinued operations	—	—	—	—

Earnings per common share	$(0.15)	$(0.03)	$—	$(0.15)

(18)	Subsequent Events
      On February 17, 2006, Asia Holdings entered into several term credit agreements providing proceeds of $1,000,000 with the right to borrow an additional $1,000,000 on a secured basis. The agreements bear interest at a rate of 10% and are to be repaid on or before February 28, 2009. In connection with these transactions, the Company also issued warrants entitling the lenders the right to acquire 500,000 shares at a price of $0.80 per share for a four-year term. The fair value of the warrants as measured using the Black-Scholes option-pricing model is approximately $200,000 and will be allocated to the underlying debt.
      The Company’s Minimum Borrowing Note, issued in connection with the new U.S. Facility entered into in August 2005, contains customary anti-dilution adjustment provisions. Since warrants were issued in connection with the new term credit agreements entered into by Asia Holdings in February 2006, the Company was required to adjust the conversion price and the total number of shares of the Company’s common stock issuable upon full conversion of the principal amount of the note. The conversion price was adjusted to $1.0658 per share from $1.08 per share and the total common shares issuable increased from 9,259,259 to 9,382,623.
      In connection with the payment of contingent earn-out obligations for the 2005 measurement period, in March 2006 the Company extended the contractual payment date of most amounts owed to the various selling shareholders from early April 2006 to June 30, 2006. In negotiating the payment extension with the selling shareholders of SLIS, the Company agreed to change the payment date of $1,000,000 of tier-two earn-out obligations from April 1, 2007 to June 30, 2006 with the remaining base and two-tier obligations being paid in April 2007.

STONEPATH GROUP, INC.
Notes to Consolidated Financial Statements — (Continued)
      In March 2006, the Company extended maturity date of its note payable and unpaid accrued interest due to the principal selling shareholder of Shaanxi from March 31, 2006 to June 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Stonepath Group, Inc.:
      Under date of February 24, 2004, except as to Note 2(o), which is as of January 31, 2005, we reported on the consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as of and for the year ended December 31, 2003, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Philadelphia, Pennsylvania
January 31, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
STONEPATH GROUP, INC. AND SUBSIDIARIES

			Column C Additions

			(2)
	Column B	(1)	Charged to		Column E
	Balance at	Charged to	Other	Column D	Balance at
	Beginning of	Costs and	aCcounts	Deductions	End of
Column A Description	Period	Expenses	Describe	Describe(a)	Period

Allowance for doubtful accounts:
Year ended December 31, 2005	$1,872,277	$1,313,814	$—	$(1,380,562)	$1,805,529

Year ended December 31, 2004	$1,055,000	$2,076,052	$—	$(1,258,775)	$1,872,277

Year ended December 31, 2003	$320,000	$771,000	$—	$(36,000)	$1,055,000

Reserve for excess earn-out payments:
Year ended December 31, 2005	$4,345,331	$—	$—	$—	$4,345,331

Year ended December 31, 2004	$1,270,141	$3,075,190	$—	$—	$4,345,331

Year ended December 31, 2003	$—	$1,270,141	$—	$—	$1,270,141

(a)	Represents write-off of uncollectible accounts receivable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On June 17, 2004, the Company dismissed KPMG LLP (“KPMG”) as the Company’s independent accountants. On June 24, 2004, the Company engaged Grant Thornton LLP as its new independent accountants.
      KPMG’s audit report on the Company’s consolidated financial statements for the year ended December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.
      The decision to change accountants was made by Stonepath’s Audit Committee.
      During the fiscal year ended December 31, 2003, and the subsequent interim period through the Company’s change in independent accountants, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report.
      There were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)) during the fiscal year ended December 31, 2003 and the subsequent interim period through the Company’s change in independent accountants, except for the reportable condition described in the first paragraph of Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedure
      The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls
      There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On March 30, 2006, we entered into an agreement with the representative of the former SLIS shareholders (the “Amendment”), a group that includes our current chief executive officer, subject to the approval of our Board of Directors. The Amendment, if approved, would, among other things, amend the Stock Purchase Agreement dated March 5, 2002 by and among Stonepath Group, Inc., SLIS, Global Transportation Services, Inc. and the shareholders of Global Transportation Services, Inc. by (i) extending the date for the payment of the base earn-out payment payable to the former SLIS shareholders for 2005 performance from April 2006 until June 2006, (ii) requiring the base earn-out payment for the pro rata portion of 2007 to be made on April 30, 2007 instead of in 2008, (ii) accelerating the date for the determination of 50% of the payment of the SLIS tier-two earn-out payment from December 31, 2006 to December 31, 2005, (iii) requiring that payment to be made in 2006 instead of 2007, and (iv) requiring the final payment of the SLIS tier-two earn-out to be made in 2007 instead of 2008. A more detailed description of the base and tier-two earn-out payments payable to the former SLIS shareholders is contained on page 37 of this Annual Report on Form 10-K.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by this item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this item will be included in and is hereby incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See Index to Consolidated Financial Statements included under Item 8 in Part II of this Annual Report on Form 10-K.

2. Exhibits:

The required exhibits are included at the end of this Annual Report on Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEPATH GROUP, INC.

By:	/s/ Jason F. Totah

Jason F. Totah
Chief Executive Officer

By:	/s/ Robert Arovas

Robert Arovas
President and Chief Financial Officer

By:	/s/ Robert T. Christensen

Robert T. Christensen
Chief Accounting Officer
Dated: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Dennis L. Pelino Dennis L. Pelino	Chairman and Director	March 31, 2006

J. Douglass Coates	Director

/s/ David R. Jones David R. Jones	Director	March 31, 2006

Aloysius T. Lawn IV	Director

/s/ Robert McCord Robert McCord	Director	March 31, 2006

/s/ John H. Springer John H. Springer	Director	March 31, 2006

EXHIBIT INDEX
      The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit
Number	Document

2.1	Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as shareholders’ agent) (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed on October 19, 2001)
2.2	First Amendment to Stock Purchase Agreement by and among Stonepath Logistics, Inc., Stonepath Group, Inc. and M.G.R., Inc, Distribution Services, Inc., Contract Air, Inc., the Shareholders of M.G.R., Inc., Distribution Services, Inc., Contract Air, Inc. and Gary A. Koch (as shareholders’ agent) (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K filed on October 19, 2001)
2.3	Stock Purchase Agreement dated March 5, 2002 by and among Stonepath Group, Inc., Stonepath Logistics International Services, Inc. and Global Transportation Services, Inc. and the Shareholders of Global Transportation Services, Inc. and Jason F. Totah (as shareholders’ agent) (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed on April 19, 2002)
2.4	Stock Purchase Agreement dated April 9, 2002 by and among Stonepath Logistics Domestic Services, Inc. and United American Acquisitions and Management, Inc., d/b/a United American Freight Services, Inc. and Douglas Burke (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed on June 12, 2002)
2.5	Amendment to Stock Purchase Agreement dated May 30, 2002 by and among Stonepath Logistics Domestic Services, Inc., and United American Acquisitions and Management, Inc., d/b/a United Freight Services, Inc. and Douglas Burke (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K filed on June 12, 2002)
2.6	Asset Purchase Agreement by and among Stonepath Logistics Government Services, Inc. (f/k/a “Transport Specialists, Inc.”), Regroup Express L.L.C. and Jed J. Shapiro and Charles R. Cain, the sole members of Regroup Express LLC, dated June 4, 2003 (incorporated by reference to Exhibit 2.6 to the Current Report on Form 8-K filed on July 7, 2003)
2.7	Asset Purchase Agreement by and among Stonepath Holdings (Hong Kong) Limited, G Link Express Logistics (Singapore) Pte. Ltd, G Link Express Pte. Ltd and the shareholders of G Link Express Pte. Ltd, dated August 8, 2003 (incorporated by reference to Exhibit 2.7 to the Current Report on Form 8-K filed on August 13, 2003)
2.8	Asset Purchase Agreement by and among Stonepath Holdings (Hong Kong) Limited, G Link Express (Cambodia) Pte. Ltd and the shareholders of G Link Express (Cambodia) Pte. Ltd. dated August 8, 2003 (incorporated by reference to Exhibit 2.8 to the Current Report on Form 8-K filed on August 13, 2003)
2.9	Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai dated November 10, 2003 (incorporated by reference to Exhibit 2.9 to the Current Report on Form 8-K filed on February 24, 2004)
2.10	Letter Agreement dated February 9, 2004 amending the Amended and Restated Contract for the Sale of Assets by and between Stonepath Holdings (Hong Kong) Limited and Andy Tsai dated November 10, 2003 (incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K filed on February 24, 2004)
3.1	Amended and Restated Certificate of Incorporation of Stonepath Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-88629) filed on October 8, 1999)
3.2	Certificate of Amendment to the Certificate of Incorporation of Stonepath Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on April 2, 2001)
3.3	Amended and Restated Bylaws of Stonepath Group, Inc. (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on April 2, 2001)

Exhibit
Number		Document

4.1		Specimen Common Stock Certificate for Stonepath Group, Inc. (incorporated by reference to Exhibit 4.25 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-91240) filed on July 31, 2002)
4.2		Form of Common Stock Purchase Warrant issued in connection with the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 17, 2000)
4.3		Form of Amendment to Common Stock Purchase Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002 (incorporated by reference to Exhibit 4.30 to the Quarterly Report on Form 10-Q filed on November 14, 2002)
4.4		Form of Contingent Warrant issued upon conversion of the Series C Convertible Preferred Stock effective as of July 19, 2002 (incorporated by reference to Exhibit 4.29 to the Quarterly Report on Form 10-Q filed on November 14, 2002)
4.5		Form of Exchange Agreement by and between the Company and certain holders of the Company’s Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.26 to Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-91240) filed on July 31, 2002)
4	.6*	Stonepath Group, Inc. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit A to the Schedule 14A Proxy Statement filed on April 8, 2004)
4	.7*	Form of Stock Option Agreement under the Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (Registration No. 333-74918) filed on December 11, 2001).
4	.8*	Form of Non-Plan Option to Purchase Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-74918) filed on December 11, 2001)
4.9		Form of Subscription Agreement by and between the Company and certain purchasers of common shares (including exhibit providing for registration rights) (incorporated by reference to Exhibit 4.19 to the Annual Report on Form 10-K filed on March 31, 2003)
4.10		Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated October 16, 2002 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed on March 31, 2003)
4	.11*	2003 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-109249) filed on September 29, 2003)
4.12		Form of Initial Warrants issued to Stonegate Securities, Inc. as of October 16, 2002 (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (Registration No. 333-104228) filed on April 1, 2003)
4.13		Form of Representative’s Warrants issued to Stonegate Securities, Inc. as of March 6, 2003 (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-3 (Registration No. 333-104228) filed on April 1, 2003)
4.14		Form of subscription agreement by and between the Company and certain holders of common stock (including the exhibit providing for registration rights) (incorporated by reference to Exhibit 4.27 to the Registration Statement on Form S-3 (Registration No. 333-110231) filed on November 4, 2003)
4.15		Amendment to Placement Agency Agreement between the Company and Stonegate Securities, Inc. dated as of July 29, 2003 (incorporated by reference to Exhibit 4.28 to the Registration Statement on Form S-3 (Registration No. 333-110231) filed on November 4, 2003)
4.16		Form of subscription agreement by and between the Company and the holders of 41,408 common shares (including exhibit providing for registration rights) (incorporated by reference to Exhibit 4.29 to the Registration Statement on Form S-3 (Registration No. 333-110231) filed on November 4, 2003)
10	.1*	Amended and Restated Employment Agreement between the Company and Dennis L. Pelino dated February 22, 2002 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on March 29, 2002)

Exhibit
Number		Document

10	.2*	Modification to Employment Agreement of Dennis L. Pelino dated March 11, 2004 (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K filed on March 15, 2004)
10	.3*	Executive Employment Agreement between Global Transportation Services, Inc. and Jason F. Totah dated April 4, 2002 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 31, 2003)
10	.4*	Amendment to Executive Employment Agreement of Jason F. Totah dated April 1, 2004 (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on May 10, 2004)
10	.5*	Employment Agreement dated February 2, 2005 by and between Stonepath Group, Inc. and Robert Arovas (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K/ A filed on February 7, 2005)
10	.6*	Amended and Restated Employment Agreement between the Company and Bohn H. Crain dated February 24, 2003 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 31, 2003)
10	.7*	Letter Agreement dated November 12, 2004 between the Company and Bohn H. Crain (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on November 18, 2004)
10	.8*	Stonepath Group, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-8 (Registration No. 333-103439) filed on February 25, 2003)
10.9		Loan and Security Agreement dated as of May 15, 2002 between LaSalle Business Credit, Inc. and Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Transportation Services, Inc., Global Container Line, Inc., M.G.R., Inc., d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc. and Stonepath Operations, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 20, 2002)
10.10		Amendment to Loan and Security Agreement dated May 15, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc., and Transport Specialists, Inc. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 15, 2004)
10.11		Second Amendment to Loan and Security Agreement dated September 5, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on September 9, 2003)
10.12		Third Amendment to Loan and Security Agreement dated December 23, 2003 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 15, 2004)
10.13		Fourth Amendment and Consent Agreement to Loan and Security Agreement dated January 30, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 15, 2004)

Exhibit
Number	Document

10.14	Fifth Amendment and Joinder to Loan and Security Agreement dated April 6, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. D/ B/ A United American Freight Services, Inc., and Stonepath Offshore Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed on August 9, 2004)
10.15	Sixth Amendment to Loan and Security Agreement dated July 28, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. D/ B/ A United American Freight Services, Inc., and Stonepath Offshore Holdings, Inc. (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on August 9, 2004)
10.16	Seventh Amendment to Loan and Security Agreement dated November 17, 2004 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc., Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. D/ B/ A United American Freight Services, Inc., and Stonepath Offshore Holdings, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on November 18, 2004)
10.17	Term Credit Agreement Dated October 27, 2004 By And Between Stonepath Holdings, (Hong Kong) Limited, Hong Kong League Central Credit Union, and SBI Advisors, LLC (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on January 6, 2005)
10.18	Guaranty of Stonepath Group, Inc., in favor of Hong Kong League Central Credit Union (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on January 6, 2005)
10.19	Waiver and Rider No. 7 to Equipment Lease Agreement dated as of March 30, 2005 between Stonepath Group, Inc., MGR, Inc. d/b/a Air Plus Limited, Stonepath Logistics Domestic Services, Inc. and LaSalle National Leasing Corporation (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on April 1, 2005)
10.20	Eighth Amendment to Loan and Security Agreement dated March 30, 2005 by and among LaSalle Business Credit, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc. d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc. f/k/a Global Transportation Services, Inc., Stonepath Offshore Holding, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on April 1, 2005)
10.21	Ninth Amendment to Loan and Security Agreement dated April 6, 2005 by and among Zohar II 2005-1, Limited, Patriarch Partners Agency Services, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc. d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc. f/k/a Global Transportation Services, Inc., Stonepath Offshore Holding, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on April 8, 2005)

Exhibit
Number		Document

10.22		Tenth Amendment to Loan and Security Agreement dated May 12, 2005 by and among Zohar II 2005-1, Limited, Patriarch Partners Agency Services, LLC, Stonepath Group, Inc., Contract Air, Inc., Distribution Services, Inc., Global Container Line, Inc., M.G.R., Inc. d/b/a Air Plus Limited, Net Value, Inc., Stonepath Logistics Domestic Services, Inc., Stonepath Logistics Government Services, Inc., Stonepath Logistics International Services, Inc., Stonepath Logistics International Services, Inc. f/k/a Global Transportation Services, Inc., Stonepath Offshore Holding, Inc., Stonepath Operations Inc., and United American Acquisitions and Management, Inc. d/b/a United American Freight Services, Inc. (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed on August 9, 2005)
10.23		Security Agreement dated August 31, 2005 by and among Laurus Master Fund, Ltd, the Company, and the subsidiaries identified therein (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on September 7, 2005)
10.24		Secured Convertible Minimum Borrowing Note dated August 31, 2005 (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on September 7, 2005)
10.25		Secured Revolving Note dated August 31, 2005 (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on September 7, 2005)
10.26		Common Stock Purchase Warrant dated August 31, 2005 (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed on September 7, 2005)
10.27		Minimum Borrowing Note Registration Rights Agreement dated August 31, 2005 by and among the Company and Laurus Master Fund (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed on September 7, 2005)
10.28		Escrow Letter dated August 31, 2005 (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed on September 7, 2005)
10.29		Exchange Agreement dated October 20, 2005 by and among the Company, Stonepath Holdings (Hong Kong) Limited, Hong Kong League Central Credit Union and SBI Advisors, LLC (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed on October 26, 2005)
10.30		Preferred Shares Exchange Agreement dated October 26, 2005 by and among the Company, Stonepath Holdings (Hong Kong) Limited, Hong Kong League Central Credit Union and SBI Advisors, LLC (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed on October 27, 2005)
10.31		Common Stock Purchase Warrant dated October 26, 2005 (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed on October 27, 2005)
10.32		Amendment to Term Credit Agreement dated October 26, 2005 by and among Stonepath Holdings (Hong Kong) Limited, Hong Kong League Central Credit Union, and SBI Advisors, LLC (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed on October 27, 2005)
10	.33*	Executive Employment Agreement dated December 1, 2004, by and between Stonepath Logistics International Services, Inc. and Sarah Dorscht
10	.34*	Executive Employment Agreement dated December 1, 2004, by and between Stonepath Logistics Domestic Services, Inc and Rick Manner
10.35		Letter Agreement dated March 30, 2006, amending the Stock Purchase Agreement dated March 5, 2002 by and among Stonepath Group, Inc., Stonepath Logistics International Services, Inc. and Global Transportation Services, Inc. and the Shareholders of Global Transportation Services, Inc. and Jason F. Totah (as shareholders’ agent)
12		Computation of Ratio of Earnings to Fixed Charges
14		Code of Ethics
21.1		Subsidiaries of Stonepath Group, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on April 1, 2005)
23.1		Consent of Grant Thornton LLP

Exhibit
Number	Document

23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Constitutes a management contract or compensatory plan or arrangement