Form 10-Q
period 2006-03-31
STONEPATH GROUP INC
filed 2006-05-12
CIK 1093546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
     Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 43,749,693 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 5, 2006.

STONEPATH GROUP, INC.
INDEX

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
STONEPATH GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2006
	(UNAUDITED)	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$6,275	$4,601
Accounts receivable, net	58,969	69,836
Prepaid expenses and other current assets	2,098	2,312

Total current assets	67,342	76,749

Goodwill	44,179	43,762
Technology, furniture and equipment, net	6,451	6,856
Acquired intangibles, net	4,799	5,212
Other assets	2,986	2,703

Total assets	$125,757	$135,282

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term debt	$17,313	$14,039
Accounts payable	39,994	50,054
Earn-outs payable	2,639	3,513
Accrued payroll and related expenses	3,505	3,393
Accrued restructuring costs	1,209	1,485
Accrued expenses	7,523	7,516

Total current liabilities	72,183	80,000

Long-term debt	2,008	1,137
Long-term earn-outs payable	2,255	2,255
Other long-term liabilities	4,532	4,210
Deferred tax liability	3,118	2,898

Total liabilities	84,096	90,500

Minority interest	6,464	6,478

Commitments and contingencies (Note 7)

Convertible preferred stock, $100.00 par value, 48,000 shares authorized, 30,000 shares issued	1,804	1,804

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 43,749,693 shares at 2006 and 2005, respectively	44	44
Additional paid-in capital	223,034	222,779
Accumulated deficit	(190,050)	(186,581)
Accumulated other comprehensive income	365	258

Total stockholders’ equity	33,393	36,500

Total liabilities and stockholders’ equity	$125,757	$135,282

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)
(In thousands, except per share data)

	Three months ended March 31,
	2006	2005
Total revenue	$92,183	$89,990
Cost of transportation	72,667	69,576

Net revenue	19,516	20,414
Personnel costs	11,300	12,105
Other selling, general and administrative costs	8,458	10,170
Depreciation and amortization	935	1,158
Restructuring charges	—	3,341

Loss from operations	(1,177)	(6,360)

Other income (expense):
Interest expense, net	(1,361)	(438)
Change in fair value of derivatives	(343)	—
Other income (expense), net	(6)	41

Loss before income tax expense and minority interest	(2,887)	(6,757)
Income tax expense	357	536

Loss before minority interest	(3,244)	(7,293)
Minority interest	135	270

Net loss	(3,379)	(7,563)
Preferred stock dividends	90	—

Net loss attributable to common stockholders	$(3,469)	$(7,563)

Basic and diluted loss per common share	$(0.08)	$(0.17)

Basic and diluted weighted average shares outstanding	43,750	43,266

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)
(In thousands)

	Three months ended March 31,
	2006	2005
Cash flow from operating activities:
Net loss	$(3,469)	$(7,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	220	180
Depreciation and amortization	935	1,158
Change in fair value of derivatives	343	—
Amortization of loan discount and fees	478	—
Minority interest in income of subsidiaries	136	270
Stock-based compensation	84	17
Gain on disposal of technology, furniture and equipment and other	(4)	(44)
Changes in assets and liabilities:
Accounts receivable	10,867	6,437
Prepaid expenses and other assets	(143)	(8)
Accounts payable and accrued expenses	(10,238)	2,685

Net cash (used in) provided by operating activities	(791)	3,132

Cash flows from investing activities:
Purchases of technology, furniture and equipment	(125)	(125)
Payment of earn-out	(95)	—
Proceeds from sales of technology, furniture and equipment	17	49

Net cash used in investing activities	(203)	(76)

Cash flows from financing activities:
Proceeds from credit facilities, net	2,756	279
Principal payments on capital leases	(46)	(209)
Payment to minority shareholder	(150)	—

Net cash provided by financing activities	2,560	70

Effect of foreign currency translation	108	95

Net increase in cash and cash equivalents	1,674	3,221

Cash and cash equivalents at beginning of period	4,601	2,801

Cash and cash equivalents at end of period	$6,275	$6,022

Cash paid for interest	$597	$484

Cash paid for income taxes	$60	$8

Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes payable in connection with financing of earn-out payments	$1,196	$—
Increase in goodwill related to accrued earn-out payments	417	—
Issuance of warrants in connection with loan refinancing	171	—
Issuance of common stock in connection with acquisitions	—	752
See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2006
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
     The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, operations and cash flows for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. The Company’s first and second quarters are likely to be weaker as compared with other fiscal quarters, which the Company believes is consistent with the operating results of other supply chain service providers.
     The Company has experienced losses from operations, and has an accumulated deficit. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future profitable operations of the Company and generation of cash flow sufficient to meet its obligations. The Company believes that operating improvements completed in 2005, cost reductions and other changes to the business planned for 2006 and the availability on its credit facilities will provide the Company with adequate liquidity to allow uninterrupted support for its business operations through March 31, 2007.
     Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2006.
(2)	Restructuring Charges
     In late 2004, the Company commenced a restructuring program, engineered to accelerate the integration of its businesses and improve the Company’s overall profitability. A summary of restructuring charges, cash payments and related liabilities is as follows for the three-month period ended March 31, 2006:

	Liability Balance	Restructuring	Cash	Liability Balance,
	January 1, 2006	Charges	Payments	March 31, 2006
Personnel	$159	$—	$(92)	$67
Building leases	1,326	—	(184)	1,142

	$1,485	$—	$(276)	$1,209

     Personnel charges primarily relate to contractual obligations incurred in 2005 with certain executives. Remaining lease termination costs relate to the 2005 vacating of certain Domestic facilities and vacating and relocating the Company’s former corporate headquarters in Philadelphia. Remaining liabilities will be paid in periods through 2008.
(3)	Stock-Based Compensation
     At March 31, 2006, the Company had one stock-based employee compensation plan. The Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan, (the “Stock Incentive Plan”) covers 15,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified and incentive stock options and restricted stock awards. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.

     Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation was recognized in the Statement of Operations for the three-months ended March 31, 2005, as all outstanding unvested options granted under the plan at that time had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounted for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96 – 18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” In addition, the Company disclosed pro forma amounts illustrating the effect on net income or loss attributable to common stockholders and income or loss per share as if the fair value of options granted had been recognized in accordance with the provisions of SFAS No. 123.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment,” using the modified-prospective-transition method. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. The Company uses the Black-Scholes formula to estimate the fair value of stock options granted to employees. Based on the terms of the stock option plan, the Company did not have a cumulative effect related to the implementation of SFAS No. 123(R) and therefore results for prior periods have not been restated. As of March 31, 2006, there was approximately $679,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plan. The cost is expected to be recognized over a weighted-average period of approximately 2.2 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recorded stock-based compensation expense of $84,000 for the three-months ended March 31, 2006. For the three-months ended March 31, 2005, the Company disclosed pro forma stock-based compensation expense of $356,000 in accordance of the provisions of SFAS No. 123.
(4)	Acquired Intangible Assets

Information with respect to acquired intangible assets is as follows (in thousands):

	March 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer related	$11,042	$6,773	$11,042	$6,421
Covenants-not-to-compete	1,506	976	1,506	915

Total	$12,548	$7,749	$12,548	$7,336

Aggregate amortization expense:
For the three-months ended March 31, 2006				$413
For the three-months ended March 31, 2005				516

Estimated aggregate amortization expense:

For the remainder of the year ended December 31, 2006				$1,134
For the year ended December 31, 2007				1,254
For the year ended December 31, 2008				931
For the year ended December 31, 2009				607
For the year ended December 31, 2010				482
(5)	Goodwill

The changes in the carrying amount of goodwill for the three-months ended March 31, 2006 are as follows (in thousands):

	Domestic Services	International Services	Total
Balance, December 31, 2005	$19,821	$23,941	$43,762
Adjustments to 2005 earn-out accruals	100	317	417

Balance, March 31, 2006	$19,921	$24,258	$44,179

     Adjustments in 2006 to earn-out accruals for 2005 resulted from differences between actual performance used to compute earn-out payments to the selling shareholders and estimates used to compute accruals.

(6)	Credit Facilities

Short and long-term debt consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Short-term debt —
U.S. Facility:
Revolving note	$7,802	$6,045
Convertible minimum borrowing note, (net of discount of $3,753 and $4,075)	6,247	5,925

Total U.S. Facility	14,049	11,970
Note payable – related party	1,897	1,897
Note payable – earn-outs	1,196	—
Capital lease obligations	171	172

Total short-term debt	$17,313	$14,039

	March 31, 2006	December 31, 2005
Long-term debt —
Offshore Credit Facilities, (net of discount of $83 as of March 31, 2006)	$1,917	$1,000
Capital lease obligations	91	137

Total long-term debt	$2,008	$1,137

     U.S. Facility —
     In August 2005, the Company entered into several agreements with Laurus Master Fund, Inc. (“Laurus”), to provide a $25,000,000 U.S. Facility which replaced a previously outstanding facility. In connection with establishing the U.S. Facility with Laurus, the Company entered into two principal borrowing agreements and a warrant agreement, the terms of which are as follows:
     Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) — The Minimum Borrowing Note has a principal amount of $10,000,000, a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into the Company’s common stock at a conversion price of $1.0658 per share subject to customary antidilution adjustments. A total of 9,382,623 shares of the Company’s common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. Assuming the Company registered the shares necessary to complete the full conversion of the Minimum Borrowing Note, and if the market price of the Company’s common stock for the last five trading dates of any month exceeds the conversion price of $1.0658 per share by 25%, then the interest rate for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.0658. The stated interest rate on the Minimum Borrowing Note was 8.75% and 8.25% as of, March 31, 2006 and December 31, 2005, respectively.
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
     Secured Revolving Note (“Revolving Note”) — The Revolving Note covers borrowings outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. The stated interest rate on the Revolving Note was 11.25% and 10.75% as of March 31, 2006 and December 31, 2005 respectively.
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
     Registration Rights Agreement (“Rights Agreement”) — The Rights Agreement provides that the Company file a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant by October 30, 2005, have the registration statement effective by December 30, 2005 and keep the registration statement effective for a period of five years. If the Company fails to meet the deadlines or if the registration statement is unavailable after it becomes effective, then the Company is subject to liquidated damages in the amount of $5,000 per day. The Company has filed a registration statement but it has not been declared effective. For the three-months ended March 31, 2006, liquidated damages of $450,000 were recorded and included in interest expense.

     The Minimum Borrowing Note and Warrant require the Company to deliver registered shares as specified in the Rights Agreement. Under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, since the Company did not have an effective registration statement at inception of the agreements and is subject to liquidated damages in the event that effective registration does not occur or if effectiveness is not maintained, the conversion feature and Warrant are to be accounted for as derivatives that are recorded as liabilities, and measured at fair value at the inception of the contract with subsequent changes in fair value to be reflected in the consolidated statement of operations. The carrying value of the Minimum Borrowing Note was adjusted for the discount created by the initial fair value of the conversion feature and the allocated portion of the fair value of the Warrant in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The initial fair value of the derivatives were included in other long-term liabilities on the consolidated balance sheet with amounts allocated to the Company’s debt recorded as a discount on such debt. The amount allocated to the Revolving Note is considered a debt issue cost and is classified in other assets on the consolidated balance sheet. This amount is being amortized on a straight-line basis over the three-year term of the agreement.
     The derivatives have been measured at fair value as of March 31, 2006, resulting in a charge of $305,000 being recognized in the consolidated statement of operations for the three-months ended March 31, 2006. This charge represents the change in fair value of the derivatives from December 31, 2005 through March 31, 2006. In addition, interest expense of $323,000 resulting from the accretion of the discount utilizing the effective interest method was recognized in the three-months ended March 31, 2006.
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
     As of March 31, 2006, the Company had $10,000,000 outstanding under the Minimum Borrowing Note and $7,802,000 outstanding under the Revolving Note. Based on the level of eligible receivables there was additional borrowing availability of $243,000 under the Revolving Note.
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
     Offshore Credit Facilities —
     In October 2005, the Company exchanged $3,000,000 of principal outstanding under a term credit agreement with Hong Kong League Central Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender for 30,000 newly issued preferred shares of a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) and extended the maturity date of $1,000,000 of outstanding principal under the agreement to November 4, 2007. The preferred shares are convertible into the Company’s common stock at a conversion price of $1.08 per share. Dividends on the preferred shares accumulate at a rate of 12% payable monthly in cash or, at the option of the Company, payable in additional preferred shares. A total of 2,777,778 shares of the Company’s common stock would be issued upon the full conversion of the preferred shares, assuming dividends are paid in cash. The $1,000,000 due is unsecured and bears interest at an annual rate of 12%. The Company also issued warrants to the Lender entitling the holder to purchase 277,778 shares of the Company’s common stock at an exercise price of $1.13 per share for a period of four years.
     The preferred shares contain mandatory redemption features that allow the holders to be repaid upon the occurrence of certain triggering events, including events of default on other debt agreements of the Company. Further, the amount to be repaid in the event of a triggering event is based upon the greater of 120% of the par value of the preferred shares or the market value of the number of common shares issuable under the conversion of the preferred shares. Since the preferred shares contain these redemption features, the proceeds received will not be considered permanent equity of the Company. Further, since the redemption provisions do not specify the ultimate amount of proceeds to be paid to the holder upon occurrence of a triggering event, the conversion feature must be accounted for as a derivative under the provisions of EITF Issue No. 00-19. The application of this accounting requires the derivative to be recorded as a liability and measured at fair value at the inception of the contract with subsequent changes in fair value to be reflected in the consolidated statement of operations. The carrying amount of the preferred shares was adjusted to record the discount created by the initial fair value of the derivative that amounted to $1,196,000. The initial fair value was recorded as a discount to the preferred stock, and a corresponding derivative liability was included in other liabilities on the consolidated balance sheet.
     The derivative liability has been measured at fair value as of March 31, 2006, resulting in a charge of $38,000 being recognized in the consolidated statement of operations for the three-months ended March 31, 2006. This charge represents the change in fair value of the derivatives from December 31, 2005 through March 31, 2006.
     On February 17, 2006, Asia Holdings entered into several additional term credit agreements providing proceeds of $1,000,000 with the right to borrow an additional $1,000,000 on a secured basis. The agreements bear interest at a rate of 10% and are to be repaid on or before February 28, 2009. In connection with these transactions, the Company also issued warrants entitling the lenders the right to acquire 500,000 shares at a price of $0.80 per share for a four-year term. The initial fair value of the warrants, as measured using the Black-Scholes option-pricing model was approximately $170,000, with $85,000 allocated to the initial borrowing and the remaining $85,000 allocated to debt issue costs for the unused portion of the agreement.
     Other Debt —
     The Company has a note payable of $1,897,000 due the principal minority shareholder of its Shanghai, China subsidiary, Shaanxi Sunshine Cargo Services International Co. Ltd. (“Shaanxi”). This note, which was originally due on March 31, 2006, has been extended to June 30, 2006. Further, in connection with the extension, the interest rate on the note was increased from 10% to 15% per annum.
     In March 2006, the Company extended the payment date of most of its earn-out payments for the 2005 earn-out performance measurement period from April 1, 2006 to June 30, 2006. This extension was accomplished through the issuance of notes payable to the various selling shareholders that carry interest rates at between 8% and 15% per annum. As of March 31, 2006, $1,196,000 of notes were issued for the earn-out payments due U.S.-based selling shareholders and are classified with short-term debt on the consolidated balance sheet. Notes for earn-out payments due in the amount of $1,267,000 were also issued in March 2006 to foreign-based selling shareholders, however, since the Company’s foreign subsidiaries are included in the consolidated financial statements on a one-month lag basis, the issuance of these notes will be reflected on the Company’s consolidated balance sheet in its reporting period ended June 30, 2006. Remaining earn-out payments classified as either short or long-term obligations are non-interest bearing and accordingly remain classified as earn-outs payable on the consolidated balance sheet.
     Derivative Liabilities —
     The following is information regarding the Company’s derivative instruments that are included in other long-term liabilities on the consolidated balance sheet (in thousands):

	Minimum Borrowing
	Note	Warrant	Preferred Shares	Total
Derivative liabilities recorded upon inception of contracts	$3,771	$1,294	$1,196	$6,261
Change in fair value of derivatives during 2005	(1,332)	(512)	(273)	(2,117)

Derivative liabilities as of December 31, 2005	2,439	782	923	4,144
Change in fair value of derivatives during the period	374	(69)	38	343

Derivative liabilities as of March 31, 2006	$2,813	$713	$961	$4,487

Significant assumptions used in Black-Scholes fair value calculations as of March 31, 2006:
Expected life in years	2.4	4.4	3.6
Volatility	74.8%	70.2%	68.6%
Discount rate	4.8%	4.8%	4.8%
(7)	Commitments and Contingencies
     The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and former officers Bohn H. Crain and Thomas L. Scully. These cases were consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005, which was dismissed on April 3, 2006. The lead plaintiff sought to represent a class of purchasers of the Company’s shares between March 29, 2002, and September 20, 2004, and alleged claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon allegations that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief and filed a notice of appeal in the United States Court of Appeals for the Third Circuit on May 1, 2006.
     The Company was named as a nominal defendant in a shareholder derivative action on behalf of the Company that was filed on October 12, 2004 in the United States District Court for the Eastern District of Pennsylvania under the caption Ronald Jeffrey Neer v. Dennis L. Pelino, et al., Civ. A. No. 04-cv-4971. Also named as defendants in the action were all of the individuals who were serving as directors of the Company when the complaint was filed (Dennis L. Pelino, J. Douglass Coates, Robert McCord, David R. Jones, Aloysius T. Lawn and John H. Springer), former directors Andrew Panzo, Lee C. Hansen, Darr Aley, Stephen George, Michela O’Connor-Abrams and Frank Palma, and former officers Bohn H. Crain, Stephen M. Cohen and Thomas L. Scully. The derivative action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the Sarbanes-Oxley Act of 2002. These claims were based upon allegations that the defendants knew or should have known that the Company’s public filings for fiscal years 2001, 2002 and 2003 and for the first and second quarters of fiscal year 2004, and certain press releases and public statements made during the period from January 1, 2001 through August 9, 2004, were materially misleading. The complaint alleged that the statements were materially misleading because they understated the Company’s accrued purchase transportation liability and related costs of transportation in violation of generally accepted accounting principles and they failed to disclose that the Company lacked internal controls. The derivative action sought compensatory damages in favor of the Company, attorneys’ fees and costs, and further relief as may be determined by the Court. The Court granted the defendants’ motion to dismiss this action on September 27, 2005, and the plaintiff filed a notice of appeal on October 26, 2005.
     On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. Mr. Burke has objected to the Company’s calculation of earn-outs payable to him for the years 2002, 2003, 2004, and 2005. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $0.5 million in excess earn-out payments that were made previously to Mr. Burke based upon financial statements that for the years 2002 and 2003 were subsequently restated due to the underreporting of purchased transportation costs and other matters. Arbitration proceedings are scheduled to commence in July 2006.
     The Company received notice in December 2004 that the Securities and Exchange Commission (the “Commission”) was conducting an informal inquiry to determine whether the Company violated certain provisions of the federal securities laws in connection with its accounting and financial reporting and its restatement of consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and the first two quarters of 2004. As part of the inquiry, the staff of the Commission has requested information relating to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group, Inc. and additional background information for the period from October 5, 2001 to December 2, 2004. The Company voluntarily cooperated with the staff and has not been contacted by the commission on this matter since providing requested information in the first quarter of 2005.
     On July 25, 2005, the Company made a demand on the Shareholders’ Agent under the Stock Purchase Agreement dated August 30, 2001, as amended on October 1, 2001, relating to the acquisition of M.G.R., Inc., Contract Air, Inc, and Distribution Services, Inc. for the repayment of $3.9 million in overpayments of earn-outs for the 2002 and 2003 performance periods, which were made in the aggregate amount of $8 million. These overpayments resulted from restatements of financial statements for 2002 and 2003 due to the underreporting of purchased transportation costs and other matters. The Shareholders’ Agent has taken the position that the Company cannot reopen these calculations as they are contractually time barred but has expressed willingness to present the question to an arbitration panel together with the demand for earn-out payments of $10.0 million for the 2004 and 2005 performance periods. The Company refutes these positions and contends that there are no obligations for earn-out payments for 2004 and 2005. Arbitration of these disputes is required by the Stock Purchase Agreement and is in process of being scheduled.
     On April 26, 2006 the Company received a formal objection to the earn-out calculation on behalf of the former shareholders of Customs Services International, Inc. (“CSI”) for 2005 and a restatement of their objection to the earn-out calculation for 2004. The Company believes that their objections are without merit and will vigorously defend its position through the dispute resolution process as provided within the Asset Purchase Agreement for the acquisition of certain assets of CSI.
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
     In May 2006, the Company settled a lawsuit for a preference claim filed by the trustee of a bankrupt debtor for $0.2 million.
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

(8)	Stockholders’ Equity
     In February 2005 the Company issued 752,157 shares of its common stock in connection with the 2004 acquisition of a 55% interest in Shaanxi. Because the ultimate number of shares issued in connection with the transaction were contingent on the financial performance of Shaanxi through December 31, 2004, and the trading price of the Company’s common stock on February 9, 2005, such shares were not reflected as outstanding securities in the accompanying consolidated financial statements for periods prior to February 9, 2005.
     During the three-months ended March 31, 2006, there were no issuances or exercises of employee stock options. As discussed in Note 6, the Company issued 500,000 warrants on February 19, 2006 in connection with entering into several borrowing agreements.
(9)	Earnings (Loss) per Share
     Basic loss per common share and diluted loss per common share are presented in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and convertible securities if dilutive. The total number of such shares excluded from diluted loss per common share are 28,088,979 and 8,381,876 for the three-month periods ended March 31, 2006 and 2005, respectively.
(10)	Income Taxes
     The components of income tax expense consist of the following (in thousands):

	Three months ended March 31,
	2006	2005
U.S. federal	$190	$155
State	47	24
Foreign	120	357

	$357	$536

     The Company has accumulated net operating losses (NOLs). Due to the uncertainty surrounding the realization of the NOLs, the Company has placed a valuation allowance on its deferred tax assets. Income tax expense for the three-month period ending March 31, 2006 and 2005 resulted primarily from non-U.S.-based earnings, state income taxes and deferred income taxes arising from the amortization of goodwill for income tax purposes.
(11)	Related Party Transactions
     In March 2006, the Company, entered into an agreement with the representative of the former SLIS shareholders, a group that includes the Company’s current chief executive officer, to extend the payment date of the base earn-out payable for 2005 performance from April 2006 until June 2006. Under the terms of the agreement, the Company would also be obligated to, among other things (i) make the base earn-out payment for the pro rata portion of 2007 on April 30, 2007 instead of in 2008, (ii) accelerate the date for the determination of 50% of the payment of an additional earn-out (“SLIS tier-two earn-out”) from December 31, 2006 to December 31, 2005, (iii) make that payment in 2006 instead of 2007, and (iv) make the final payment of the SLIS tier-two earn-out in 2007 instead of in 2008. The Company has fully accrued for these earn-out obligations as of March 31, 2006 and December 31, 2005.
     The Company, through its Shaanxi subsidiary, has several related party transactions with the principal minority shareholder of Shaanxi, who is also a current officer, or a direct family member of the principal minority shareholder:
•	The Company has advances receivable of approximately $390,000 to the principal minority shareholder as of March 31, 2006. There are currently no repayment terms for this advance.

•	The Company has a note payable for $1,897,000 and accrued interest of $237,000 due to the principal minority shareholder as of March 31, 2006. The note was issued in connection with the Company’s acquisition of a 55% interest in Shaanxi.

•	The Company pays rent for office space to a direct family member of the principal minority shareholder. Monthly and annual rental payments are approximately $8,046 and $96,553, respectively. The rental payments are scheduled to continue through March 31, 2009.
(12)	Segment Information

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on the principal service provided by the business unit. Each segment has a separate management structure. The accounting policies of the reportable segments are the same as described in our Annual Report on Form 10-K for the year ended December 31, 2005. Segment information, in which corporate expenses have been fully allocated to the operating segments, is as follows (in thousands):

	Three months ended March 31, 2006
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$25,681	$66,502	$—	$92,183
Intersegment revenue	51	337	—	388
Segment operating loss	(972)	(205)	—	(1,177)

Segment assets	38,813	89,966	(3,022)	125,757
Segment goodwill	19,921	24,258	—	44,179

	Three months ended March 31, 2005
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$32,408	$57,582	$—	$89,990
Intersegment revenue	4	66	—	70
Segment operating loss	(5,927)	(433)	—	(6,360)

Segment assets	42,447	73,971	3,035	119,453
Segment goodwill	19,641	18,390	—	38,031
     The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Three months ended March 31,
	2006	2005
Total revenue:
United States	$49,584	$56,431
Asia	37,169	30,176
North America (excluding the United States)	69	164
Europe	3,928	1,466
South America	769	1,230
Other	664	523

Total	$92,183	$89,990

     The following table presents long-lived assets by geographic area (in thousands):

	March 31,
	2006	2005
United States	$5,629	$6,396
Asia	724	682
South America	86	106
Europe	12	—

Total long-lived assets	$6,451	$7,184

     Cash held with foreign banks amounted to $6,144,000 and $4,470,000 at March 31, 2006 and December 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
OVERVIEW
     We are a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time and date certain transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of supply chain management services, including warehousing, order fulfillment and inventory control solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 21 major metropolitan areas in North America, 17 locations in the Asia Pacific region, three locations in Brazil and a location in Europe, as well as through an extensive network of independent carriers and service partners strategically located around the world.
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
     Although our strategic objective is to build a leading global logistics services organization that integrates established operating businesses and innovative technologies, we identified a need to restructure certain of our businesses commencing in the fourth quarter of 2004. This restructuring involved the integration of duplicate facilities, abandonment of a major facility, rationalization of personnel and systems and certain other actions. Our restructuring efforts have resulted in a reduction of U.S. based personnel from 758 in September 2004 to 561 in March 2006. One key initiative completed as a result of our restructuring has been the elimination and subsequent replacement of our domestic transportation operating system, which has been installed in all domestic locations.
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
     Our operating results have been affected by our past acquisitions. Starting in the second half of 2003, we began a program to establish an offshore network of owned offices with an initial focus in Asia. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our first quarter results will include results from offshore operations for the period December 1 through February 28.
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
CRITICAL ACCOUNTING POLICIES
     Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2005 we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since December 31, 2005, there have been no material changes to our critical accounting policies.
RESULTS OF OPERATIONS
     Quarter ended March 31, 2006 compared to quarter ended March 31, 2005
     The following table summarizes our total revenue, net transportation revenue and other revenue (in thousands):

			Change
	2006	2005	Amount	Percent
Total revenue	$92,183	$89,990	$2,193	2.4%

Transportation revenue	$86,780	$83,709	3,071	3.7
Cost of transportation	72,667	69,576	3,091	4.4

Net transportation revenue	14,113	14,133	(20)	—
Net transportation margin	16.3%	16.9%
Customs brokerage	1,808	2,078	(270)	(13.0)
Warehousing and other services	3,595	4,203	(608)	(14.5)

Net revenue	$19,516	$20,414	$(898)	(4.4%)

Net revenue margin	21.2%	22.7%

     Total revenue was $92.2 million in the first quarter of 2006, an increase of 2.4% over total revenue of $90.0 million in the first quarter of 2005. The Domestic Services segment delivered $25.7 million in total revenue in the first quarter of 2006, a decline of $6.7 million or 20.8% below the same prior year period. The decline in Domestic Services revenue was due to reduced volume from a major, national retail-based customer and lower automotive related business caused by the difficult economic conditions of U.S. based automobile manufacturers. The decline in revenue from this major customer, which was approximately $4.5 million, resulted primarily from the customer realigning a distribution program to an in-house operation. The International Services segment delivered $66.5 million in total revenue in the first quarter of 2006, a period over period improvement of $9.0 million or 15.5%. The growth is attributable to improvements in our Asia-based businesses.
     Effective April 2006, the Domestic Services segment will experience a reduction in revenues from the expiration of a contract with a major customer. Revenues from this customer were $5.3 million and $4.6 million in the first quarters of 2006 and 2005, respectively and $17.6 million for all of 2005. We have implemented actions designed to align our operating expenses with this change.
     Net transportation revenue was $14.1 million in the first quarter of 2006, which was flat to the same period in 2005. The Domestic Services segment delivered $6.3 million of net transportation revenue in the first quarter of 2006, a decrease of $0.9 million or 12.7% compared to the same prior year period. The International Services segment delivered $7.8 million of net transportation revenue in the first quarter of 2006, a period over period improvement of $0.9 million or 13.8%.
     Net transportation margin decreased to 16.3% for the quarter ended March 31, 2006 from 16.9% for the comparable period in 2005 primarily due to the International Services segment, which carries lower margin rates and represented 55% of the total net transportation revenue compared to 48% in the first quarter of 2005. For the International Services segment, net transportation margin declined to 12.1% from 12.5% as a result increased competition in Asia, particularly in China. Net transportation margin for the Domestic Services segment increased to 28.2% for the quarter ended March 31, 2006 from 25.1% for the comparable period in 2005 driven primarily by the mix of business with a reduction in volume of lower margin business.
     Customs brokerage and other services revenue was $5.4 million in the first quarter of 2006, a decrease of 14.0% over $6.3 million in the first quarter of 2005. The Domestic Services segment delivered $3.2 million of warehousing and other services revenue in the first quarter of 2006, a decline of $0.3 million or 8.2% over the same prior year period. The International Services segment delivered $2.2 million of revenue in the first quarter of 2006, a decrease of $0.6 million or 21.3%.
     Total net revenue was $19.5 million in the first quarter of 2006, a decrease of 4.4% over total net revenue of $20.4 million in 2005. The Domestic Services segment delivered $9.6 million of net revenue in the first quarter of 2006, a decline of $1.2 million or 11.2% over the same prior year period. The International Services segment delivered $9.9 million of net revenue in the first quarter of 2006, a period over period improvement of $0.3 million or 3.7%.
     Net revenue margin decreased to 21.2% for the first quarter of 2006 compared to 22.7% for the same period in 2005. Net revenue margin for the Domestic Services segment increased to 37.3% for the quarter ended March 31, 2006 from 33.3% for the comparable period in 2005. Net revenue margin for the International Services segment decreased to 15.0% for the quarter ended March 31, 2006 from 16.7% for the comparable period in 2005.
     The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue for the three months ended March 31, 2006 and 2005 (in thousands):

	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$19,516	100.0%	$20,414	100.0%	$(898)	(4.4)%

Personnel costs	11,300	57.9	12,105	59.3	(805)	(6.7)
Other selling, general and administrative costs	8,458	43.3	10,170	49.8	(1,712)	(16.8)
Depreciation and amortization	935	4.8	1,158	5.7	(223)	(19.3)
Restructuring charges	—	—	3,341	16.4	(3,341)	NM

Total operating costs	20,693	106.0	26,774	131.2	(6,081)	(22.7)

Loss from operations	(1,177)	(6.0)	(6,360)	(31.2)	5,183	81.5
Change in fair value of derivatives	(343)	(1.8)	—	—	(343)	NM
Other income (expense), net	(1,367)	(7.0)	(397)	(1.9)	(970)	244.3

Loss from operations before income taxes and minority interest	(2,887)	(14.8)	(6,757)	(33.1)	3,870	57.3
Income taxes	357	1.8	536	2.6	(179)	(33.4)

Loss from operations before minority interest	(3,244)	(16.6)	(7,293)	(35.7)	4,049	55.5
Minority Interest	135	0.7	270	1.3	(135)	(50.0)

Net loss	(3,379)	(17.3)	(7,563)	(37.0)	4,184	55.3
Preferred stock dividends	90	(0.5)	—	—	90	NM

Loss attributable to common stockholders	$(3,469)	(17.8)%	$(7,563)	(37.0)%	$4,094	54.1%

     Personnel costs were $11.3 million in the first quarter of 2006, a decrease of 6.7% compared to $12.1 million in 2005. Total headcount decreased by 5.3% as we continue to improve productivity and reduce our staffing as a result the lower Domestic Services revenues. The number of total employees decreased to 1,081 at March 31, 2006 from 1,142 at March 31, 2005, a decrease of 61 employees, with U.S. headcount dropping by 90. The number of employees in operations was 733 or 67.8% of total employees; staff engaged in sales and marketing activities totaled 101 or 9.3% and finance, management and administration employees were 247 or 22.9% of total employees. Personnel costs as a percent of net revenue decreased by 1.4% to 57.9% during first quarter 2006 compared to 59.3% in the first quarter of 2005.
     Other selling, general and administrative costs were $8.5 million in 2006, a decrease of 16.8% over $10.2 million in 2005. The decrease was attributable to lower facilities expenses, as a result of the rationalization of the number of facilities as part of a restructuring initiative that was essentially completed in the second quarter of 2005, and lower legal and accounting related expenses compared to first quarter of 2005. The Company was able to leverage this category of expense as a percentage of net revenue with total selling, general and administrative expense being 43.3% of net revenue in first quarter of 2006 compared with 49.8% in first quarter 2005.
     Depreciation and amortization decreased to $0.9 million for the quarter ended March 31, 2006, a decrease of $0.2 million or 19.3% over the comparable period in 2005. The decrease was due to lower amortization of intangible assets as a result of previously capitalized intangibles becoming fully amortized since the first quarter of 2005.
     The first quarter of 2005 includes charges related to our restructuring initiative, which was announced in January 2005. The restructuring involved rationalizing the number of facilities in which we operate, as well as the level of employment in the U.S. We had completed the majority of this initiative as of the end of the second quarter of 2005 but continue to pursue opportunities to reduce costs while maintaining a high level of service to our customers. Restructuring charges related to this initiative were $3.3 million in the first quarter of 2005 and were comprised of $0.6 million of personnel related charges and $2.7 million of lease termination and equipment disposal charges.
     Results for the first quarter of 2006 include a charge of $0.3 million resulting from a change in fair value of derivatives associated with agreements governing our U.S. credit facility and preferred stock that were entered into in the second half of 2005. We are required to account for the conversion and warrant features contained in these agreements as derivatives. The accounting for derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed utilizing the Black-Scholes option pricing model, which incorporates, among other factors, changes in our stock price. Since our stock price is volatile, the change in fair value of our derivatives can fluctuate significantly over reporting periods.
     Other income (expense) principally consists of interest expense. Net interest expense was $1.4 million compared to $0.4 million in the first quarter of 2005. The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities, higher interest rates contained in our revolving credit agreements and $.5 million of costs related to liquidated damage provisions contained in our U.S. credit facility agreement. The provisions of this agreement required us to pay $5,000 for each day we do not provide the lender with an effective registration statement after December 30, 2005. This registration statement would allow for the resale of shares of our common stock which could be issued under conversion features of the underlying borrowings and warrants issued in connection with implementing the facility. Although we have filed a registration statement, it had not been declared effective as of March 31, 2006.

     Income tax expense for the first quarter of 2006 was $0.4 million compared to $0.5 million in the prior year. A portion of our tax expense is associated with earnings from our overseas operations. The foreign income tax provision decreased to $0.1 million in the first quarter of 2006 compared to $0.4 million in the first quarter of 2005, in part due to certain transfer pricing strategies which were implemented in the fourth quarter of 2005. The balance of our taxes are state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.
     Net loss attributable to common stockholders was $3.5 million in the first quarter of 2006, compared to a loss of $7.6 million in the first quarter of 2005. Basic and diluted loss per common share in the first quarter of 2006 was $0.08 compared to a basic and diluted net loss of $0.17 per common share in the first quarter of 2005.
LIQUIDITY AND CAPITAL RESOURCES
     We need additional capital to fund our existing obligations and to execute our business strategy. We intend to obtain that additional capital through a combination of debt and equity financing. There is no assurance that we can obtain capital on favorable terms within the timeframe necessary to meet our existing obligations or to implement our strategy.
     Cash and cash equivalents totaled $6.3 million and $4.6 million as of March 31, 2006 and December 31, 2005, respectively. Working capital was negative $4.8 million at March 31, 2006 compared to $3.3 million at December 31, 2005.
     Net cash used by operating activities was $0.8 million for the first quarter of fiscal 2006 compared to cash provided of $3.1 million in the comparable period of 2005. The change was driven principally by decreases in current payables.
     Net cash used in investing activities during the first quarter of 2006 was $0.2 million compared to $0.1 million during the same period in 2005.
     Net cash provided by financing activities during the first quarter of 2006 was approximately $2.6 million compared to $0.1 million in the same period of 2005. Financing activities in 2006 primarily consisted of $2.8 million in proceeds from our credit facilities.
     We may receive proceeds in the future from the exercise of outstanding options and warrants. The proceeds ultimately received upon exercise, if any, are dependent on a number of factors, including the trading price of our common stock in relation to the exercise price. As of March 31, 2006, the number of shares issuable upon exercise of our options and warrants and related proceeds are as follows:

	Number of Shares	Proceeds
Options outstanding under our stock option plan	11,979,384	$17,863,782
Non-plan options	552,000	920,750
Warrants	3,976,778	11,364,399

Total	16,508,162	$30,148,931

     In August 2005, we entered into several agreements with Laurus Master Fund, Inc. (“Laurus”), to provide a $25,000,000 U.S. Facility which replaced a previously outstanding facility. In connection with establishing the U.S. Facility with Laurus, we entered into two principal borrowing agreements and a warrant agreement, the terms of which are as follows:
     Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) — The Minimum Borrowing Note has a principal amount of $10,000,000, a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into our common stock at a conversion price of $1.0658 per share subject to customary antidilution adjustments. A total of 9,382,623 shares of our common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. Assuming the Company has registered the shares necessary to complete the full conversion of the Minimum Borrowing Note, and if the market price of our common stock for the last five trading dates of any month exceeds the conversion price of $1.0658 per share by 25%, then the interest rate for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.08. The stated interest rate on the Minimum Borrowing Note was 8.75% and 8.25% as of, March 31, 2006 and December 31, 2005 respectively.
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
     Secured Revolving Note (“Revolving Note”) — The Revolving Note covers borrowing outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. The stated

interest rate on the Revolving Note was 11.25% and 10.75% as of March 31, 2006 and December 31, 2005 respectively.
     Common Stock Purchase Warrants (“Warrant”) — The Warrant entitles Laurus to purchase 2,500,000 shares of our common stock for a period of five years, at an exercise price that varies with the number of shares purchased under the Warrant. The exercise price is $1.13 per share for the first 900,000 shares, $1.41 per share for the next 700,000 shares, $4.70 per share for the next 450,000 shares and $7.52 per share for the remaining 450,000 shares.
     Registration Rights Agreement (“Rights Agreement”) — The Rights Agreement provides that we file a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant by October 30, 2005, have the registration statement effective by December 30, 2005 and keep the registration statement effective for a period of five years. If we fail to meet the deadlines, or if the registration statement is unavailable after it becomes effective, then we are subject to liquidated damages in the amount of $5,000 per day. We have filed a registration statement but it has not been declared effective. For the three months ended March 31, 2006, liquidated damages of $450,000 were recorded and included in interest expense.
     The level of our eligible accounts receivable limits the amounts available to be borrowed under the Minimum Borrowing Note and Revolving Note. The U.S. Facility generally provides for an advance rate of 90% of eligible accounts receivable. The U.S. Facility does not contain financial covenants though it does have affirmative and negative covenants, including the requirement for consent from the lender for certain actions, including future acquisitions, the payment of cash dividends or a merger. The Minimum Borrowing Note and Revolving Note are further secured by a global security interest in substantially all the assets of our domestic subsidiaries, excluding any stock held in a foreign subsidiary.
     As of March 31, 2006, we had $10,000,000 outstanding under the Minimum Borrowing Note and $7,802,000 outstanding under the Revolving Note. Based on the level of eligible receivables there was additional borrowing availability of $243,000 under the Revolving Note.
     In October 2005, we exchanged $3,000,000 of principal outstanding under a term credit agreement with Hong Kong league Central Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender for 30,000 newly issued preferred shares of a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”) and extended the maturity date $1,000,000 of outstanding principal under the agreement to November 4, 2007. The preferred shares are convertible into our common stock at a conversion price of $1.08 per share. Dividends on the preferred shares accumulate at a rate of 12% payable monthly in cash or, at our option, payable in additional preferred shares. A total of 2,777,778 shares of our common stock would be issued upon the full conversion of the preferred shares, assuming dividends are paid in cash. The remaining $1,000,000 due is unsecured and bears interest at an annual rate of 12%. The Company also issued warrants to the Lender entitling the holder to purchase 277,778 shares of the Company’s common stock at an exercise price of $1.13 per share for a period of four years.
     In February 2006, Asia Holdings entered into several additional term credit agreements providing us proceeds of $1,000,000 with the right to borrow an additional $1,000,000 on a secured basis. The agreements bear interest at a rate of 10% and are to be repaid on or before February 28, 2009. In connection with these transactions, the Company also issued warrants entitling the lenders the right to acquire 500,000 shares at a price of $0.80 per share for a four-year term.
     In March 2006, we extended the maturity date of our $1.9 million note payable and unpaid accrued interest of $0.2 million due to the principal selling shareholder of our primary subsidiary in China. This note was incurred in connection with our acquisition in 2004 of 55% of this subsidiary.
     Other Debt –
     In March 2006, we extended the payment date of most of our earn-out payments for the 2005 earn-out performance measurement period from April 1, 2006 to June 30, 2006. This extension was accomplished through the issuance of notes payable to the various selling shareholders that carry interest rates at between 8% and 15% per annum. As of March 31, 2006, $1,196,000 of notes were issued for the earn-out payments due U.S.-based selling shareholders and are classified with short-term debt on the consolidated balance sheet. Notes for earn-out payments due in the amount of $1,267,000 were also issued in March 2006 to foreign-based selling shareholders, however, since the Company’s foreign subsidiaries are included in the consolidated financial statements on a one-month lag basis, the issuance of these notes will be reflected on the Company’s consolidated balance sheet in its reporting period ended June 30, 2006. Remaining earn-out payments classified as either short or long-term obligations are non-interest bearing and accordingly remain classified as earn-outs payable on the consolidated balance sheet.
Acquisitions
     Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $5.0 million or more.
     On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement, which expired in 2005. Under the earn-out agreement, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieved pre-tax income of $6.0 million in each of the years preceding the year of payment. We have cumulatively paid $8.0 million under the earn-out agreement to the former Air Plus shareholders. These payments were related to the 2002 and 2003 performance years. No payments were made for the 2004 or 2005 performance years as minimum levels of pre-tax operating earnings were not achieved. Further, based upon a restatement of our financial results for the 2003 and 2002 annual periods, we believe that we have paid approximately $3.9 million to selling shareholders for 2002 and 2003 in excess of amounts that should have been paid. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. These excess earn-out payments have been fully reserved for because of differing interpretations, by us and the selling shareholders, of the earn-out provisions of the purchase agreement. In addition, the Air Plus shareholders have objected to our calculations of the earn-outs and are seeking additional payments. The parties have agreed to submit the shareholders objections and the Company’s claim for the recovery of prior earn-out payments to arbitration pursuant to procedures which are being developed by the parties.
     On April 4, 2002, we acquired SLIS, a Seattle-based privately held company which provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2006 and $1.3 million in 2007, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target (“SLIS’s tier-two earn-out”). Under SLIS’s tier-two earn-out, the former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2005 performance, the former SLIS shareholders are entitled to receive a base earn-out payment $1.0 million in April 2006. On a cumulative basis, SLIS has generated approximately $17.0 million in adjusted earnings, providing its former shareholders with a total of $3.8 million in cash, and accrued earn-out payments through the end of 2005 and excess earnings of $9.5 million to carryforward and apply to future earnings targets. SLIS’ actual cumulative pre-tax earnings through the end of 2005 has exceeded the maximum earning necessary for the SLIS shareholders to receive the maximum additional tier two earn-out opportunity of $2.0 million. We have entered into an agreement with the representative of the former SLIS shareholders, a group that includes our current chief executive officer, subject to the approval of our Board of Directors, to extend the date for the payment of the base earn-out payment payable for 2005 performance from April 2006 until June 2006. Under the terms of that agreement, if approved, we would be obligated to, among other things (i) make the base earn-out payment for the pro rata portion of 2007 on April 30, 2007 instead of in 2008, (ii) accelerate the date for the determination of 50% of the payment of the SLIS tier-two earn-out from December 31, 2006 to December 31, 2005, (iii) make that payment in 2006 instead of 2007, and (iv) make the final payment of the SLIS tier-two earn-out in 2007 instead of in 2008. We had fully accrued for these obligations as of March 31, 2006 and December 31, 2006.
     On May 30, 2002, we acquired United American Acquisitions and Management Inc. (“United American”), a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time and date certain service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement, expiring in 2005, based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieved pre-tax income of $2.2 million in each of the years preceding the year of payment. We have cumulatively paid $467,000 under the earn-out agreement to the former United American shareholder. These payments were related to the 2002 and 2003 performance years. No payments were made for the 2004 or 2005 performance years as minimum levels of pre-tax operating earnings were not achieved. Further, based upon a restatement of our financial results for the 2002 and 2003 performance periods, we believe that we have paid approximately $456,000 to the selling shareholder in excess of amounts due. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. These excess earn-out payments have been fully reserved for because of differing interpretations, by us and the selling shareholder, of the earn-out provisions of the purchase agreement. In addition, the selling shareholder has objected to our earn-out calculations and is seeking additional earn-out payments. The shareholder’s objections and the Company’s claim for the recovery of prior earn-out payments are the subject of an arbitration scheduled to commence in July 2006.
     On June 20, 2003, through our indirect wholly-owned subsidiary, Stonepath Logistics Government Services, Inc. (f/k/a TSI) we acquired the business of Regroup Express L.L.C. (“Regroup”), a Virginia limited liability company. The Regroup transaction enhanced our presence in the Washington, D.C. market and provided a segment to focus on the logistics needs of U.S. government agencies and contractors. The transaction was valued at up to $27.2 million, consisting of cash of $3.7 million and $1.0 million of our stock paid at closing, and a five-year earn-out arrangement. We agreed to pay the members of Regroup a total of $10.0 million in base earn-out payments payable in equal installments of $2.5 million in 2005 through 2008, if Regroup achieves pre-tax income of $3.5 million in each of the years preceding the year of payment. In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a dollar-for-dollar basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $3.5 million level. We also agreed to pay the former members of Regroup an additional $2.5 million if Regroup earned $3.5 million in pre-tax income during the 12-month period commencing July 1, 2003, however no payment was required based on Regroup’s actual results. In addition, we have also provided the former members of Regroup with an additional incentive to generate earnings in excess of the base $3.5 million annual earnings target (“Regroup’s tier-two earn-out’’). Under Regroup’s tier-two earn-out, the former members of Regroup are also entitled to receive 50% of the cumulative pre-tax earnings in excess of $17.5 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $10.0 million. Regroup would need to generate cumulative earnings of $37.5 million over the five-year earn-out period in order for the former members to receive the full $22.5 million in contingent earn-out payments. To date, no earn-out payments have made based upon Regroup’s actual results.
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
     We may be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. Although our plan for making required earn-out payments provides that they be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising. The following table summarizes our maximum possible contingent base earn-out payments(1)(2) for the years indicated based on results of the prior year as if pre-tax earnings targets associated with each acquisition were achieved (in thousands):

	2007	2008	2009	Total
Earn-Out Payments:
Domestic	$2,500	$2,500	$—	$5,000
International	5,758	3,514	3,235	12,507

Total earn-out payments	$8,258	$6,014	$3,235	$17,507

Prior year pre-tax earnings targets (3)
Domestic	$3,500	$3,500	$—	$7,000
International	14,012	8,693	8,160	30,865

Total pre-tax earnings targets	$17,512	$12,193	$8,160	$37,865

Domestic	71.4%	71.4%	N/A	71.4%
International	41.1%	40.4%	39.6%	40.5%
Combined	47.2%	49.3%	39.6%	46.2%

(1) Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).
(2) During the 2006-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $10.0 million if certain of the acquired companies generate an incremental $20.0 million in pre-tax earnings. Based on the cumulative performance of SLIS through the end of 2005, the maximum $2.0 million tier two opportunity was accrued as of March 31, 2006 and December 31, 2005. Additionally, $1.3 million of the remaining base earn-out opportunity was also accrued as of March 31, 2006 and December 31, 2006, as available excess earnings carryforwards are likely to be sufficient to ensure an eventual payment.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at March 31, 2006, the change in interest expense would have impacted on the Company’s results of operations and cash flows by approximately $40,000.
     In 2005, we refinanced our U.S. revolving credit facility and, as part of this transaction, entered into conversion features and issued warrants which are required to be accounted for as derivatives. The accounting treatment requires the derivatives to be recorded at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. We utilize the Black-Scholes method option-pricing model to determine the fair value of the derivatives as of a particular reporting date. This model considers, among other factors, the price volatility of our common stock and the current stock price in relation to the conversion or exercise price. As such, market fluctuations in the price of common stock can result in significant changes in fair values which are recognized in our operating results. If the market price of our common stock had increased or decreased by 10% from the closing market price as of March 31, 2006, our other income would have changed by approximately $0.8 million. This change does not affect our cash flows.
     The Company also has exposure to foreign currency fluctuations with respect to its offshore subsidiaries. The Company does not utilize derivative instruments to manage such exposure. A hypothetical change of 10% in the value of the U.S. dollar would have had an immaterial impact on the Company’s results of operations.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedure
     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) and have concluded that such disclosure controls and procedures as of the end of the period covered by this report are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     Other than as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, there have been no material developments in any of the reported legal proceedings except as described below.
     The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and former officers Bohn H. Crain and Thomas L. Scully. These cases were consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005, which was subsequently dismissed on April 3, 2006. The lead plaintiff sought to represent a class of purchasers of the Company’s shares between March 29, 2002, and September 20, 2004, and alleged claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon allegations that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief and filed a notice of appeal in the United States Court of Appeals for the Third Circuit on May 1, 2006.

     On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. Mr. Burke has objected to the Company’s calculation of earn-outs payable to him for the years 2002, 2003, 2004, and 2005. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $0.5 million in excess earn-out payments that were made previously to Mr. Burke based upon financial statements that for the years 2002 and 2003 were subsequently restated due to the underreporting of purchased transportation costs and other matters. Arbitration proceedings are scheduled to commence in July 2006.
     The Company received notice in December 2004 that the Securities and Exchange Commission (the “Commission”) was conducting an informal inquiry to determine whether the Company violated certain provisions of the federal securities laws in connection with its accounting and financial reporting and its restatement of consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and the first two quarters of 2004. As part of the inquiry, the staff of the Commission has requested information relating to the restatement amounts, personnel at the Air Plus subsidiary and Stonepath Group, Inc. and additional background information for the period from October 5, 2001 to December 2, 2004. The Company voluntarily cooperated with the staff and has not been contacted by the commission on this matter since providing requested information in the first quarter of 2005.
     On July 25, 2005, the Company made a demand on the Shareholders’ Agent under the Stock Purchase Agreement dated August 30, 2001, as amended on October 1, 2001, relating to the acquisition of M.G.R., Inc., Contract Air, Inc, and Distribution Services, Inc. for the repayment of $3.9 million in overpayments of earn-outs for the 2002 and 2003 performance periods, which were made in the aggregate amount of $8 million. These overpayments resulted from restatements of financial statements for 2002 and 2003 due to the underreporting of purchased transportation costs and other matters. The Shareholders’ Agent has taken the position that the Company cannot reopen these calculations as they are contractually time barred but has expressed willingness to present the question to an arbitration panel together with the demand for earn-out payments of $10.0 million for the 2004 and 2005 performance periods. The Company refutes these positions and contends that there are no obligations for earn-out payments for 2004 and 2005. Arbitration of these disputes is required by the Stock Purchase Agreement and is in process of being scheduled.
     In March 2006, the Company settled two lawsuits filed by a former employee for $0.3 million.
     On April 26, 2006 the Company received a formal objection to the earn-out calculation on behalf of the selling shareholders of Customs Services International, Inc. (“CSI”) for 2005 and a restatement of their objection to the earn-out calculation for 2004. The Company believes that their objections are without merit and will vigorously defend its position through the dispute resolution process as provided within the Asset Purchase Agreement for the acquisition of certain assets of CSI.
     In May 2006, the Company settled a lawsuit for a preference claim filed by the trustee of a bankrupt debtor for $0.2 million.
     The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors.
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 17, 2006, Asia Holdings entered into several additional term credit agreements providing proceeds of $1,000,000 with the right to borrow an additional $1,000,000 on a secured basis. The agreements bear interest at a rate of 10% and are to be repaid on or before February 28, 2009. In connection with these transactions, the Company also issued warrants entitling the lenders the right to acquire 500,000 shares at a price of $0.80 per share for a four-year term. The warrants were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereunder.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.
     The following exhibits are included herein:

12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEPATH GROUP, INC.
Date: May 12, 2006	/s/ Jason F. Totah
Jason F. Totah
Chief Executive Officer

Date: May 12, 2006	/s/ Robert Arovas
Robert Arovas
President & Chief Financial Officer

Date: May 12, 2006	/s/ Robert T. Christensen
Robert T. Christensen
Vice President, Controller and Principal Accounting Officer