Form 10-Q
period 2006-06-30
STONEPATH GROUP INC
filed 2006-08-14
CIK 1093546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
There were 43,777,151 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of August 4, 2006.

STONEPATH GROUP, INC.
INDEX

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. While it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to achieve and sustain an annual growth rate in revenue consistent with our targets, (ii) our ability to achieve our targeted operating margins, (iii) our ability to realize the planned benefits from our restructuring efforts, (iv) our dependence on certain large customers, (v) our dependence upon certain key personnel, (vi) an unexpected adverse result in any legal proceeding, (vii) competition in the freight forwarding, logistics and supply chain management industry, (viii) the impact of current and future laws affecting the Company’s operations, (ix) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve, (x) regional disruptions in transportation, and (xi) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
STONEPATH GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2006
	(UNAUDITED)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$5,709	$4,601
Accounts receivable, net	56,403	69,836
Prepaid expenses and other current assets	1,413	2,312

Total current assets	63,525	76,749

Goodwill	44,330	43,762
Technology, furniture and equipment, net	5,789	6,856
Acquired intangibles, net	4,406	5,212
Other assets	2,926	2,703

Total assets	$120,976	$135,282

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term debt	$19,384	$14,039
Accounts payable	38,644	50,054
Earn-outs payable	3,778	3,513
Accrued payroll and related expenses	2,819	3,393
Accrued restructuring costs	332	1,485
Accrued expenses	7,388	7,516

Total current liabilities	72,345	80,000

Long-term debt	1,969	1,137
Long-term earn-outs payable	—	2,255
Other long-term liabilities	883	4,210
Deferred tax liability	3,353	2,898

Total liabilities	78,550	90,500

Minority interest	6,599	6,478

Commitments and contingencies (Note 8)

Convertible preferred stock, $100.00 par value, 48,000 shares authorized, 30,000 shares issued	1,804	1,804

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 43,777,151 and 43,749,693 shares at June 30, 2006 and December 31, 2005, respectively	44	44
Additional paid-in capital	223,126	222,779
Accumulated deficit	(189,610)	(186,581)
Accumulated other comprehensive income	463	258

Total stockholders’ equity	34,023	36,500

Total liabilities and stockholders’ equity	$120,976	$135,282

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total revenue	$90,923	$100,027	$183,106	$190,017
Cost of transportation	73,766	77,905	146,433	147,481

Net revenue	17,157	22,122	36,673	42,536
Personnel costs	10,751	11,485	22,051	23,590
Other selling, general and administrative costs	7,255	8,111	15,713	18,281
Depreciation and amortization	950	1,138	1,885	2,296
Restructuring charges	(735)	107	(735)	3,448

Income (loss) from operations	(1,064)	1,281	(2,241)	(5,079)

Other income (expense):
Interest expense, net	(1,565)	(695)	(2,938)	(1,133)
Change in fair value of derivatives	3,649	—	3,306	—
Other income (expense), net	(38)	38	(32)	79

Income (loss) before income tax expense and minority interest	982	624	(1,905)	(6,133)
Income tax expense	316	672	673	1,208

Income (loss) before minority interest	666	(48)	(2,578)	(7,341)
Minority interest	136	335	271	605

Net income (loss)	530	(383)	(2,849)	(7,946)
Preferred stock dividends	90	—	180	—

Net income (loss) attributable to common stockholders	$440	$(383)	$(3,029)	$(7,946)

Income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.07)	$(0.18)

Diluted	$(0.04)	$(0.01)	$(0.08)	$(0.18)

Weighted average shares outstanding:
Basic	43,750	43,669	43,750	43,465

Diluted	55,910	43,669	55,910	43,465

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)
(In thousands)

	Six months ended June 30,
	2006	2005
Cash flow from operating activities:
Net loss	$(3,029)	$(7,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	455	359
Depreciation and amortization	1,885	2,296
Change in fair value of derivatives	(3,306)	—
Amortization of loan discount and fees	875	—
Minority interest in income of subsidiaries	271	605
Stock-based compensation	168	31
Gain on disposal of technology, furniture and equipment and other	28	(27)
Changes in assets and liabilities:
Accounts receivable	13,433	946
Prepaid expenses and other assets	551	(1,323)
Accounts payable and accrued expenses	(13,044)	6,175

Net cash (used in) provided by operating activities	(1,713)	1,116

Cash flows from investing activities:
Purchases of technology, furniture and equipment	(173)	(444)
Proceeds from sales of technology, furniture and equipment	134	49
Payment of earn-out	(467)	(2,362)

Net cash used in investing activities	(506)	(2,757)

Cash flows from financing activities:
Proceeds from credit facilities, net	3,363	4,409
Principal payments on capital leases	(92)	(1,205)
Payment to minority shareholder	(150)	—

Net cash provided by financing activities	3,121	3,204

Effect of foreign currency translation	206	139

Net increase in cash and cash equivalents	1,108	1,702

Cash and cash equivalents at beginning of period	4,601	2,801

Cash and cash equivalents at end of period	$5,709	$4,503

Cash paid for interest	$1,082	$1,028

Cash paid for income taxes	$111	$13

Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes payable in connection with financing of earn-out payments	$2,377	$—
Increase in goodwill related to accrued earn-out payments	568	—
Issuance of warrants in connection with loan refinancing	170	—
Issuance of common stock in connection with acquisitions	—	854
Issuance of common stock in connection with employee stock purchase plan	8	57
See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2006
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
     The Company has experienced losses from operations, and has an accumulated deficit. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future profitable operations of the Company and generation of cash flow sufficient to meet its obligations. The Company can give no assurance that it will achieve future profitability, generate sufficient operating cash flow or obtain additional capital financing necessary to ensure continued uninterrupted business operations. The Company’s consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
     Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2006.
(2) Sale of Subsidiaries
     On July 19, 2006, the Company signed a non-binding letter of intent with ComVest Investment Partners, II, LLC (“ComVest”) and JTM Acquisition Corporation (“JTM”, together with ComVest, “ComVest-JTM”) to sell its Stonepath Logistics International Services, Inc. (“SLIS”) and Stonepath Logistics (Germany) GmbH subsidiaries. SLIS is the Company’s U.S.-based logistics business that provides international air and ocean logistics services. JTM was formed by and its President is Jason Totah, the Company’s CEO. As a result of his role in this acquisition, Mr. Totah has stepped down as CEO while the transaction is pending, and Mr. Robert Arovas, the Company’s President and CFO has assumed the role of interim CEO.
     The proposed transaction is expected to provide the Company with net proceeds of approximately $17.1 million. The Company will further avoid future payments of up to $0.9 million in contingent earn-out obligations associated with a previous acquisition of SLIS. The proceeds will be used to reduce short-term debt outstanding under the Company’s U.S. credit facility and reduce earn-out obligations due selling shareholders of these operations. Net proceeds will further be adjusted, either upward or downward based on the level of working capital of the subsidiaries as of the closing date. The Company expects the transaction to close in the Company’s 2006 third quarter.
(3) Restructuring Charges
     In late 2004, the Company commenced a restructuring program, designed to accelerate the integration of its businesses and improve the Company’s overall profitability. This program and related initiatives were substantially completed by June 30, 2005. A summary of remaining restructuring liabilities, adjustments to liabilities, and cash payments is as follows for the six-month period ended June 30, 2006 (in thousands):

	Liability				Liability
	Balance,	Restructuring		Cash	Balance,
	January 1, 2006	Charges	Adjustments	Payments	June 30, 2006
Personnel	$159	$—	$—	$(133)	$26
Building leases	1,326	—	(735)	(285)	306

	$1,485	$—	$(735)	$(418)	$332

     Personnel charges primarily relate to contractual obligations incurred in 2005 with certain executives. Remaining lease termination costs relate to the 2005 vacating of a Domestic facility and vacating and relocating the Company’s former corporate headquarters in Philadelphia. Effective May 2006, the Company agreed to sublease its remaining vacated Domestic facility for the remainder of the term of the original lease that extends through February 2008. In connection with this sublease, which reimburses the Company for a majority of the lease payments due to the lessor, the Company recorded a restructuring credit and related reductions in liabilities of $735,000 during the three-month period ended June 30, 2006. No other remaining restructuring liabilities extend past the expiration of this lease.

(4) Stock-Based Compensation
     At June 30, 2006, Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan covered 15,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified and incentive stock options and restricted stock awards. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation was recognized in the Statement of Operations for the three and six-months ended June 30, 2005, as all outstanding unvested options granted under the plan at that time had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounted for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96 – 18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” In addition, the Company disclosed pro forma amounts illustrating the effect on net income or loss attributable to common stockholders and income or loss per share as if the fair value of options granted had been recognized in accordance with the provisions of SFAS No. 123.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment,” using the modified-prospective-transition method. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. The Company uses the Black-Scholes formula to estimate the fair value of stock options granted to employees. Based on the terms of the stock option plan, the Company did not have a cumulative effect related to the implementation of SFAS No. 123(R) and results for prior periods have not been restated. As of June 30, 2006, there was approximately $580,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.
     As a result of the adoption of SFAS No. 123(R), the Company’s income (loss) before income tax expense and minority interest and net income (loss) attributable to common shareholders was lower by $83,000 and $167,000 for the three and six-month periods ended June 30, 2006, respectively. The adoption did not lower the Company’s reported basic and diluted income (loss) per common share for the 2006 periods presented. The adoption of SFAS No. 123(R) had no effect on reported cash flows or stockholder’s equity for the three and six-month periods ended June 30, 2006. Although no options were exercised during any period covered by this report and accordingly did not record any related tax benefits, under SFAS No. 123(R) any tax benefits resulting from tax deductions in excess of compensation cost recognized for those options would have classified as a financing cash flow instead of an operation cash flow if the Company had not adopted SFAS No. 123(R).
     The following table shows the effect on net loss attributable to common stockholders and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in periods presented prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(In thousands, except per share data)
Net loss:
As reported	$(383)	$(7,946)
Add: stock-based employee compensation expense included in reported net loss	—	—
Deduct: total stock-based compensation expense determined under fair value method for all awards	(1,419)	(1,776)

Pro forma net loss	$(1,802)	$(9,722)

Basic and diluted loss per common share:
As reported	$(0.01)	$(0.18)
Pro forma	(0.04)	(0.22)

(5) Acquired Intangible Assets
     Information with respect to acquired intangible assets is as follows (in thousands):

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer related	$11,042	$7,104	$11,042	$6,421
Covenants-not-to-compete	1,506	1,038	1,506	915

Total	$12,548	$8,142	$12,548	$7,336

Aggregate amortization expense:
For the three-months ended June 30, 2006				$393
For the three-months ended June 30, 2005				477
For the six-months ended June 30, 2006				806
For the six-months ended June 30, 2005				984

Estimated aggregate amortization expense:

For the remainder of the year ended December 31, 2006				$741
For the year ended December 31, 2007				1,254
For the year ended December 31, 2008				931
For the year ended December 31, 2009				607
For the year ended December 31, 2010				482
(6) Goodwill
     The changes in the carrying amount of goodwill for the six-months ended June 30, 2006 are as follows (in thousands):

		International
	Domestic Services	Services	Total
Balance, December 31, 2005	$19,821	$23,941	$43,762
Adjustments to 2005 earn-out accruals	100	318	418
2006 earn-out accrual	—	150	150

Balance, June 30, 2006	$19,921	$24,409	$44,330

     Adjustments in 2006 to earn-out accruals for 2005 resulted from differences between actual performance used to compute final earn-out obligations to the selling shareholders and estimates used to compute accruals.
(7) Credit Facilities
     Short and long-term debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Short-term debt —
U.S. Facility:
Revolving note	$8,408	$6,045
Convertible minimum borrowing note, ($10,000 in principal outstanding, net of discount of $3,420 and $4,075)	6,580	5,925

Total U.S. Facility	14,988	11,970
Note payable — related party	2,134	1,897
Note payable — earn-outs	2,090	—
Capital lease obligations	172	172

Total short-term debt	$19,384	$14,039

	June 30, 2006	December 31, 2005
Long-term debt —
Offshore Credit Facilities, (net of discount of $76 as of June 30, 2006)	$1,924	$1,000
Capital lease obligations	45	137

Total long-term debt	$1,969	$1,137

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
     Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) — The Minimum Borrowing Note has a principal amount of $10,000,000, a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into the Company’s common stock at a conversion price of $1.0658 per share subject to customary antidilution adjustments. A total of 9,382,623 shares of the Company’s common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. Assuming the Company registered the shares necessary to complete the full conversion of the Minimum Borrowing Note, and if the market price of the Company’s common stock for the last five trading dates of any month exceeds the conversion price of $1.0658 per share by 25%, then the interest rate for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.0658. The stated interest rate on the Minimum Borrowing Note was 9.25% and 8.25% as of, June 30, 2006 and December 31, 2005, respectively.
     In the event the Minimum Borrowing Note has been converted in full into the Company’s common stock and there remains at least $11,000,000 outstanding under the U.S. Facility, a new Minimum Borrowing Note will be issued. The terms of the new Minimum Borrowing Note would be the same as the initial note except for the conversion price, which would be 115% of the average closing price of the Company’s common stock for the ten trading days immediately prior to the date of issuance of a new Minimum Borrowing Note, but in no event greater than 120% of the closing price of the Company’s common stock on the date of issuance.
     Secured Revolving Note (“Revolving Note”) — The Revolving Note covers borrowings outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. The stated interest rate on the Revolving Note was 11.75% and 10.75% as of June 30, 2006 and December 31, 2005 respectively.
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
     Registration Rights Agreement (“Rights Agreement”) — The Rights Agreement provides that the Company file by October 30, 2005 a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant, have the registration statement effective by the SEC by December 30, 2005 and keep the registration statement effective for a period of five years. If the Company fails to meet the deadlines or if the registration statement is unavailable after it becomes effective, then the Company is subject to liquidated damages in the amount of $5,000 per day. The Company filed a registration statement within the time period specified in the Rights Agreement but subsequently withdrew it based on indications that the current structure of the Minimum Borrowing Note would prevent effectiveness. For the three and six-months ended June 30, 2006, liquidated damages of $450,000 and $900,000, respectively were recorded and included in interest expense.
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
     The derivatives have been measured at fair value as of June 30, 2006, resulting in non-cash credits of $2,897,000 and $2,592,000 being recognized in the consolidated statement of operations for the three and six-months ended June 30, 2006, respectively. In addition, interest expense includes $334,000 and $656,000 resulting from the accretion of the initial discount for the three and six-months ended June 30, 2006.
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
     As of June 30, 2006, the Company had $10,000,000 outstanding under the Minimum Borrowing Note and $8,408,000 outstanding under the Revolving Note. Based on the level of eligible receivables there was borrowing availability of $12,000.
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
     Offshore Credit Facilities —
     In October 2005, the Company exchanged $3,000,000 of principal outstanding under a term credit agreement with Hong Kong League Central Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender for 30,000 newly issued preferred shares of a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”). The preferred shares are convertible into the Company’s common stock at a conversion price of $1.08 per share. Dividends on the preferred shares accumulate at a rate of 12% payable monthly in cash or, at the option of the Company, payable in additional preferred shares. A total of 2,777,778 shares of the Company’s common stock would be issued upon the full conversion of the preferred shares, assuming dividends are paid in cash. The Company also issued warrants to the Lender entitling the holder to purchase 277,778 shares of the Company’s common stock at an exercise price of $1.13 per share for a period of four years.
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
     The derivative liability has been measured at fair value as of June 30, 2006, resulting in non-cash credits of $752,000 and $714,000 being recognized in the consolidated statement of operations for the three and six-months ended June 30, 2006.
     Effective June 19, 2006, Asia Holdings entered into a term credit agreement which SBI Brightline (“SBI”) providing proceeds of $4,000,000, of which $2,000,000 was used to repay in full principal borrowings outstanding under term credit agreements with several lenders entered into in October 2005 and February 2006. The agreement bears interest at a rate of 10% and is to be repaid by June 19, 2008. Borrowings outstanding under the agreement are secured by assets of Asia Holdings, including stock and accounts receivable of Asia Holdings subsidiary companies. Further, Asia Holdings has agreed that upon any default by it or any U.S. subsidiary of the Company under its U.S. Facility with Laurus, or the payment of any dividends in additional preferred shares rather than cash to the holders of Asia Holdings’ preferred shares, then Asia Holdings will permit the conversion of the then outstanding preferred share par value to a secured obligation under the agreement. Because of the Company’s consolidation policy which consolidates Asia Holdings results of operations and financial position on a one-month lag basis, the full principal balance of the new agreement and the repayment of previous agreements will be reflected in the Company’s 2006 fiscal third quarter consolidated financial statements.
     The proceeds from the term credit agreement with SBI repaid $1,000,000 of borrowings outstanding under several term credit agreements that Asia Holdings had entered into in February 2006. In connection with entering into these agreements, the Company issued warrants entitling the lenders the right to acquire 500,000 shares of the Company’s common stock at a price of $0.80 per share for a four-year term. The initial fair value of the warrants, as measured using the Black-Scholes option-pricing model was approximately $170,000 with $85,000 allocated to the initial borrowing as a discount and the remaining $85,000 allocated to debt issue costs for the unused portion of the agreement. The remaining unamortized discount and debt issue costs will be charged to interest expense in the Company’s 2006 fiscal third quarter consolidated financial statements once the new term credit agreement is recognized under the Company’s consolidation policy.
     Other Debt —
     The Company has a note payable of $2,134,000 due the principal minority shareholder of its Shanghai, China subsidiary, Shaanxi Sunshine Cargo Services International Co. Ltd. (“Shaanxi”). This note, which was originally due on March 31, 2006, was extended to June 30, 2006. Further, in connection with the extension, the interest rate on the note was increased from 10% to 15% per annum. The Company is currently in discussion regarding offsetting this note and earn-out notes of $456,000 due with amounts due from the shareholder and anticipates a settlement to be recorded in the third quarter of 2006. The settlement is not anticipated to have a material effect on the Company’s financial position, results of operations or liquidity.
     The Company entered into note agreements with the selling shareholders of certain acquired companies that extended the payment date of most of its earn-out payments for the 2005 earn-out performance measurement period. As of June 30, 2006, $2,090,000 of notes were outstanding which bear interest at annual rates of between 8% and 15%. Of these notes, $1,101,000 is anticipated to be settled upon completion of the proposed sale of the Company’s SLIS operations as discussed in Note 2. The remaining notes mature on December 31, 2006.
     Derivative Liabilities —
     The following is information regarding the Company’s derivative instruments that are included in other long-term liabilities on the consolidated balance sheet (dollars in thousands):

	Minimum Borrowing
	Note	Warrant	Preferred Shares	Total
Derivative liabilities recorded upon inception of contracts	$3,771	$1,294	$1,196	$6,261
Non-cash change in fair value of derivatives during 2005	(1,332)	(512)	(273)	(2,117)

Derivative liabilities as of December 31, 2005	2,439	782	923	4,144
Non-cash change in fair value of derivatives during the three-month period ended March 31, 2006	374	(69)	38	343

Derivative liabilities as of March 31, 2006	2,813	713	961	4,487
Non-cash change in fair value of derivatives during the three-month period ended June 30, 2006	(2,347)	(550)	(752)	(3,649)

Derivative liabilities as of June 30, 2006	$466	$163	$209	$838

Significant assumptions used in Black-Scholes fair value calculations:
At December 31, 2005:
Closing price of common stock	$0.72	$0.72	$0.72
Expected life in years	2.8	4.8	4.0
Expected volatility	70.1%	79.3%	70.5%
Discount rate	4.2%	4.2%	4.2%

At March 31, 2006:
Closing price of common stock	$0.78	$0.78	$0.78
Expected life in years	2.4	4.4	3.6
Expected volatility	74.8%	70.2%	68.6%
Discount rate	4.8%	4.8%	4.8%

At June 30, 2006:
Closing price of common stock	$0.33	$0.33	$0.33
Expected life in years	2.2	4.2	3.3
Expected volatility	74.4%	70.9%	70.1%
Discount rate	5.2%	5.1%	5.1%
     The non-cash changes in the fair value of the Company’s derivatives are determined through assumptions used in the Black-Scholes option-pricing model and changes in those assumptions as of a particular fair value measurement date in comparison to previous measurement dates. Key assumptions and inputs to the Black-Scholes option-pricing calculation include expected volatility over the term of the derivative instrument, the selection of a discount rate equivalent to a risk-free interest rate on a security bearing the same expected term, the underlying term and conversion price of the derivative, and the trading price of the Company’s common stock as of a particular measurement date. The most significant input effecting the change in fair value of the Company’s derivatives is the change in the trading price of its common stock. As the trading price for the Company’s common stock increases, the value of the derivatives increases, and as the trading price decreases, the value of the derivatives decreases. The trading price of the Company’s common stock has decreased 54.2% during the six-month period ended June 30, 2006. This decline is the primary cause of the $3,306,000 non-cash reduction in fair value of the Company’s derivative liabilities and resulting credit recorded in the consolidated statement of operations for the six-months ended June 30, 2006.
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
     On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. Mr. Burke has objected to the Company’s calculation of earn-outs payable to him for the years 2002, 2003, 2004, and 2005. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $0.5 million in excess earn-out payments that were made previously to Mr. Burke based upon financial statements that for the years 2002 and 2003 were subsequently restated due to the underreporting of purchased transportation costs and other matters. Arbitration proceedings commenced in late July 2006 with further proceedings scheduled for September 2006.
     On July 25, 2005, the Company made a demand on the Shareholders’ Agent under the Stock Purchase Agreement dated August 30, 2001, as amended on October 1, 2001, relating to the acquisition of M.G.R., Inc., Contract Air, Inc, and Distribution Services, Inc. for the repayment of $3.9 million in overpayments of earn-outs for the 2002 and 2003 performance periods, which were made in the aggregate amount of $8 million. These overpayments resulted from restatements of financial statements for 2002 and 2003 due to the underreporting of purchased transportation costs and other matters. The Shareholders’ Agent has taken the position that the Company cannot reopen these calculations as they are contractually time barred but has expressed willingness to present the question to an arbitration panel together with the demand for earn-out payments of $10.0 million for the 2004 and 2005 performance periods. The Company refutes these positions and contends that there are no obligations for earn-out payments for 2004 and 2005. The Company anticipates scheduling of arbitration of these disputes later this year.
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
     The Company is not able to predict the outcome of any of the foregoing actions at this time, since each action is in an early stage. An adverse determination in any of those actions could have a material and adverse effect on the Company’s financial position, results of operations and cash flows.
     In March 2006, the Company settled two lawsuits filed by a former employee for $0.3 million.
     In May 2006, the Company settled a lawsuit for a preference claim filed by the trustee of a bankrupt debtor for $0.2 million.
     In July 2006, the Company settled a lawsuit with a technology services provider and received $1.0 million. This recovery partially offsets costs incurred in the fourth quarter of 2004 in connection with the Company’s write off of its investment in a forwarding system. The recovery will be recorded in the Company’s third quarter of 2006.
     The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. No material reserves have been established for any pending legal proceeding, either because a loss is not probable or the amount of a loss, if any, cannot be reasonably estimated.
(9) Stockholders’ Equity
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
     During the three and six-months ended June 30, 2006, there were no issuances or exercises of employee stock options. As discussed in Note 7, the Company issued 500,000 warrants on February 19, 2006 in connection with entering into borrowing agreements.
     On June 30, 2006, 27,458 shares of common stock were issued to satisfy obligations to employees under the Company’s Employee Stock Purchase Plan.
(10) Earnings (Loss) per Share
     Basic earnings (loss) per common share and diluted loss per common share are presented in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company’s convertible debt and preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted loss per common share were 16,367,000 and 7,944,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and 16,367,000 and 8,134,000 for the six-month periods ended June 30, 2006 and 2005, respectively.
     Basic and diluted earnings (loss) per common share is calculated as follows:

	Three months ended		Six months ended
Net Earnings (Loss):	2006	2005	2006	2005
Net earnings (loss)	$530	$(383)	$(2,849)	$(7,946)
Less: Preferred stock dividends	(90)	—	(180)	—

Basic net earnings (loss) attributable to common stockholders	440	(383)	(3,029)	(7,946)
Change in fair value of derivatives resulting from conversion feature on convertible debt and preferred stock	(3,098)	—	(2,687)	—
Interest expense on convertible debt	500	—	974	—
Preferred stock dividends	90	—	180	—

Diluted net loss attributable to common stockholders	$2,068	$(383)	$(4,562)	$(7,946)

Shares:
Basic weighted average common shares outstanding	43,750	43,669	43,750	43,465
Convertible debt	9,382	—	9,382	—
Convertible preferred stock	2,778	—	2,778	—

Diluted weighted average common shares outstanding	55,910	43,669	55,910	43,465

Net Earnings (Loss) Per Share:
Basic	$0.01	$(0.01)	$(0.07)	$(0.18)
Diluted	$(0.04)	$(0.01)	$(0.08)	$(0.18)
(11) Income Taxes
     The components of income tax expense consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
U.S. federal	$206	$155	$395	$311
State	57	96	104	120
Foreign	53	421	174	777

	$316	$672	$673	$1,208

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
(12) Related Party Transactions
     In March 2006, the company, entered into an agreement with the representatives of the former SLIS shareholders, a group that includes the Company’s chief executive officer, to extend the payment date of the base earn-out payable for 2005 performance from April 2006 until June 2006. Under the terms of the agreement, the Company would also be obligated to, among other things (i) make the base earn-out payment for the pro rata portion of 2007 on April 30, 2007 instead of in 2008, (ii) accelerate the date for the determination of 50% of the payment of an additional earn-out (“SLIS tier-two earn-out”) from December 31, 2006 to December 31, 2005, (iii) make that payment in 2006 instead of 2007, and (iv) make the final payment of the SLIS tier-two earn-out in 2007 instead of in 2008. The Company has fully accrued for these earn-out obligations as of June 30, 2006 and December 31, 2005. These obligations, which total $4.2 million, would be settled from the net proceeds of the proposed sale of SLIS as discussed in Note 2.
     The Company, through its Shaanxi subsidiary, has several related party transactions with the principal minority shareholder of Shaanxi, who is also a current officer, or a direct family member of the principal minority shareholder.
•	The Company has receivables of approximately $5,825,000 due from the principal minority shareholder as of June 30, 2006.

•	The Company has notes payable for $2,590,000 and accrued interest of $65,000 due to the principal minority shareholder as of June 30, 2006. The notes were issued in connection with the Company’s acquisition of a 55% interest in Shaanxi and for extension of earn-out payments for the 2005 performance period.

•	The Company pays rent for office space to a direct family member of the principal minority shareholder. Monthly and annual rental payments are approximately $20,000 and $240,000, respectively. The rental payments are scheduled to continue through April 30, 2009.

     The Company is currently in discussion regarding offsetting the notes payable, accrued interest and portions of minority interest obligations due the principal minority shareholder with amounts due from the shareholder. The Company anticipates a settlement to be recorded in the third quarter of 2006. The settlement is not anticipated to have a material effect on the Company’s financial position, results of operations or liquidity.
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

	Three months ended June 30, 2006
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$20,022	$70,901	$—	$90,923
Intersegment revenue	28	631	—	659
Segment operating income (loss)	(836)	(228)	—	(1,064)

	Three months ended June 30, 2005
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$29,529	$70,498	$—	$100,027
Intersegment revenue	71	41	—	112
Segment operating income	28	1,253	—	1,281

	Six months ended June 30, 2006
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$45,703	$137,403	$—	$183,106
Intersegment revenue	79	968	—	1,047
Segment operating loss	(1,808)	(433)	—	(2,241)

Segment assets	35,672	90,679	(5,376)	120,976
Segment goodwill	19,921	24,409	—	44,330

	Six months ended June 30, 2005
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$61,937	$128,080	$—	$190,017
Intersegment revenue	75	107	—	182
Segment operating loss	(5,899)	(820)	—	(5,079)

Segment assets	40,087	81,588	2,388	124,063
Segment goodwill	19,641	18,549	—	38,190
     The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total revenue:
United States	$45,999	$56,613	$95,583	$113,044
Asia	41,288	38,916	78,449	69,092
North America (excluding the United States)	303	90	372	254
Europe	1,279	2,199	5,207	3,665
South America	1,325	1,683	2,093	2,913
Other	737	526	1,402	1,049

Total	$90,923	$100,027	$183,106	$190,017

     The following table presents long-lived assets by geographic area (in thousands):

	June 30,
	2006	2005
United States	$5,024	$6,153
Asia	674	662
South America	80	109
Europe	11	9

Total long-lived assets	$5,789	$6,933

     Cash held with foreign banks amounted to $5,651,000 and $4,470,000 at June 30, 2006 and December 31, 2005, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     We are a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. We offer a full range of time and date certain transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a full range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of supply chain management services, including warehousing, order fulfillment and inventory control solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of offices in 20 major metropolitan areas in North America, 17 locations in the Asia Pacific region, three locations in Brazil and a location in Europe, as well as through an extensive network of independent carriers and service partners strategically located around the world.
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
     Our operating results have been affected by our past acquisitions. Starting in the second half of 2003, we began a program to establish an offshore network of owned offices with an initial focus in Asia. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our second quarter results will include results from offshore operations for the period March 1 through May 31.
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
     A significant portion of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our international operations have historically focused on the shipment of goods into and out of the United States and have been dependent on the volume of international trade with the United States.
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
RESULTS OF OPERATIONS
     Quarter ended June 30, 2006 compared to quarter ended June 30, 2005
     The following table summarizes our total revenue, net transportation revenue and other revenue (dollars in thousands):

			Change
	2006	2005	Amount	Percent
Total revenue	$90,923	$100,027	$(9,104)	(9.1%)

Transportation revenue	$87,008	$93,853	(6,845)	(7.3)
Cost of transportation	73,766	77,905	(4,139)	(5.3)

Net transportation revenue	13,242	15,948	(2,706)	(17.0)
Net transportation margin	15.2%	17.0%
Customs brokerage	1,574	2,036	(462)	(22.7)
Warehousing and other services	2,341	4,138	(1,797)	(43.4)

Net revenue	$17,157	$22,122	$(4,965)	(22.4%)

Net revenue margin	18.9%	22.1%

     Total revenue was $90.9 million in the second quarter of 2006, a decrease of 9.1% over total revenue of $100.0 million in the second quarter of 2005. The Domestic Services segment delivered $20.0 million in total revenue in the second quarter of 2006, a decline of $9.5 million or 32.1% below the same prior year period. The decline in Domestic Services revenue was due primarily to reduced volume from two major, national retail-based customers, resulting in a decline in revenue of $10.2 million for the quarter. One of these customers realigned a portion of their distribution program to an in-house operation, and we retained a portion of their logistics business, while the contract for the other customer was not renewed upon its expiration in April 2006. The Domestic Services segment has taken action to align operating expenses with these changes, including reducing personnel levels, facility costs and other administrative expenses. The International Services segment delivered $70.9 million in total revenue in the second quarter of 2006, a period over period improvement of $0.4 million or 0.5%. Declines in our U.S. and China- based businesses were offset by growth in our other Asia operations.
     Net transportation revenue was $13.2 million in the second quarter of 2006, a decline of $2.7 million or 17.0% compared to the same period in 2005. The Domestic Services segment delivered $5.1 million of net transportation revenue in the second quarter of 2006, a decrease of $2.6 million or 33.5% compared to the same prior year period. This decrease is primarily a result of lower transportation revenues as mentioned previously. The International Services segment delivered $8.1 million of net transportation revenue in the first quarter of 2006, a period over period decline of 1.7%.
     Net transportation margin decreased to 15.2% for the quarter ended June 30, 2006 from 17.0% for the comparable period in 2005. The decline is due to lower revenues from our higher margin Domestic Services segment coupled with a decline in net transportation margin from this segment to 27.7% from 29.4% in the second quarter of 2005. For the International Services segment, net transportation margin declined to 11.9% from 12.2% as a result continued heavy competition in Asia, particularly in China.
     Customs brokerage and other services revenue was $3.9 million in the second quarter of 2006, a decrease of 36.6% compared to $6.2 million recorded in the second quarter of 2005. The Domestic Services segment delivered $1.7 million of warehousing and other services revenue in the second quarter of 2006, a decline of $1.9 million or 52.3% over the same prior year period. The decline was the result of much lower warehousing revenue, which coincided with the loss of business from the two major retail accounts. The International Services segment delivered $2.2 million of customs brokerage and other services revenue in the second quarter of 2006, a decrease of $0.4 million or 16.1%.
     Net revenue was $17.2 million in the second quarter of 2006, a decrease of 22.4% over total net revenue of $22.1 million in 2005. The Domestic Services segment delivered $6.8 million of net revenue in the second quarter of 2006, a decline of $4.4 million or 39.4% over the same prior year period. The International Services segment delivered $10.4 million of net revenue in the second quarter of 2006, a period over period decline of $0.5 million or 5.2%.
     Net revenue margin decreased to 18.9% for the second quarter of 2006 compared to 22.1% for the same period in 2005. Net revenue margin for the Domestic Services segment decreased to 33.8% for the quarter ended June 30, 2006 from 37.8% for the comparable period in 2005. Net revenue margin for the International Services segment decreased to 14.7% for the quarter ended June 30, 2005 from 15.5% for the comparable period in 2005.
     The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$17,157	100.0%	$22,122	100.0%	$(4,965)	(22.4%)

Personnel costs	10,751	62.7	11,485	51.9	(734)	(6.4)
Other selling, general and administrative costs	7,255	42.3	8,111	36.7	(856)	(10.5)
Depreciation and amortization	950	5.5	1,138	5.1	(188)	(16.5)
Restructuring charges	(735)	(4.3)	107	0.5	(842)	NM

Total operating costs	18,221	106.2	20,841	94.2	(2,620)	(12.6)

Income (loss) from operations	(1,064)	(6.2)	1,281	5.8	(2,345)	183.0
Change in fair value of derivatives	3,649	21.3	—	0.0	3,649	NM
Other income (expense), net	(1,603)	(9.3)	(657)	(3.0)	(946)	143.8

Income before income tax expense and minority interest	982	5.7	624	2.8	358	57.4
Income tax expense	316	1.8	672	3.0	(356)	(52.8)

Income (loss) before minority interest	666	3.9	(48)	(0.2)	714	NM
Minority interest	136	0.8	335	1.5	(199)	(59.7)

Net income (loss)	530	3.1	(383)	(1.7)	913	NM
Preferred stock dividends	(90)	(0.5)	—	—	(90)	NM

Income (loss) attributable to common stockholders	$440	2.6%	$(383)	(1.7%)	$823	NM %

     Personnel costs were $10.8 million in the second quarter of 2006, a decrease of 6.4% compared to $11.5 million in 2005. We decreased total headcount by 9.6%, primarily to improve productivity and reduce our staffing in response to the loss of domestic business. The number of total employees decreased to 995 at June 30, 2006 from 1,101 at June 30, 2005, a decrease of 106 employees, with U.S. headcount decreasing by 119. The number of employees in operations was 665 or 66.8%; employees engaged in sales and marketing activities were 95 or 9.5% and finance, management and administration employees were 235 or 23.6% of total employees. Personnel costs as a percent of net revenue increased by to 62.7% during second quarter 2006 compared to 51.9% in the second quarter of 2005.
     Other selling, general and administrative costs were $7.3 million in 2006, a decrease of 10.5% over $8.1 million in 2005. The decrease was attributable to lower facilities expenses, as a result of fewer facilities in operation and lower general & administrative expense, partially due to lower insurance and accounting related expenses, compared to second quarter of 2005. Despite the decrease, we were unable to leverage these expenses as a percentage of net revenue, coming in at 42.3% of net revenue in second quarter of 2006 compared with 36.7% in second quarter 2005.
     Depreciation and amortization decreased to $0.9 million for the quarter ended June 30, 2006, a decrease of $0.2 million or 16.5% over the comparable period in 2005. The decrease was due to lower amortization of intangible assets as a result of previously capitalized intangibles becoming fully amortized since the second quarter of 2005.
     During the second quarter of 2006, we recorded a $0.7 million credit to adjust previously established restructuring reserves. The adjustment related to our subleasing of a facility that had closed in 2005 and been fully reserved with respect to its remaining lease payments. The second quarter of 2005 includes charges related to our restructuring initiative, which was announced in January 2005. The restructuring involved rationalizing the number of facilities in which we operate, as well as the level of employment in the U.S. We had completed the majority of this initiative as of the end of the second quarter of 2005. Restructuring charges related to this initiative were $0.1 million in the second quarter of 2005.
     Results for the second quarter of 2006 include a non-cash credit of $3.6 million resulting from the decline in fair value of our derivative liabilities recorded in connection with agreements governing our U.S. credit facility and preferred stock that were entered into in the second half of 2005. We are required to account for the conversion and warrant features contained in these agreements as derivatives. The accounting for derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed using the Black-Scholes option pricing model, which requires the use of key assumptions and inputs relating to the expected volatility of the derivative over its term, the selection of a discount rate equivalent to a risk-free interest rate for a security bearing the same expected term, the underlying term and conversion price of the derivative, and the trading price of our common stock as of a particular measurement date. As the trading price for our common stock increases, the value of the derivatives increases, and as the trading price decreases, the value of the derivatives decreases. During the second quarter of 2006, our stock price declined 57.7%, which, when coupled with other assumption changes, produced a decrease in the fair value of our derivative liabilities and corresponding non-cash credit in the consolidated statement of operations.
     Other income (expense) principally consists of interest expense. Net interest expense was $1.6 million compared to $0.7 million in the second quarter of 2005. The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities, higher interest rates contained in our revolving credit agreements and $0.5 million of costs related to liquidated damage provisions contained in our U.S. credit facility agreement. The provisions of this agreement required us to pay $5,000 for each day we do not provide the lender with an effective registration statement after December 30, 2005. This registration statement would allow for the resale of shares of our common stock which could be issued under conversion features of the underlying borrowings and warrants issued in connection with implementing the facility.
     Income tax expense for the second quarter of 2006 was $0.3 million compared to $0.7 million in the prior year. A portion of our tax expense is associated with earnings from our overseas operations. The foreign income tax provision decreased to $0.1 million in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005, in part due to certain transfer pricing strategies which were implemented in the fourth quarter of 2005. The balance of our taxes are state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.
     Net income attributable to common stockholders was $0.4 million in the second quarter of 2006, compared to a loss of $0.4 million in the second quarter of 2005. Basic earnings per common share were $0.01 and diluted earnings per share were ($0.04) in the second quarter of 2006 compared to a basic and diluted net loss of ($0.01) per common share in the second quarter of 2005.
     Six months ended June 30, 2006 compared to six months ended June 30, 2005
     The following table summarizes our total revenue, net transportation revenue and other revenue (dollars in thousands):

			Change
	2006	2005	Amount	Percent
Total revenue	$183,106	$190,017	$(6,911)	(3.6%)

Transportation revenue	$173,788	$177,562	(3,774)	(2.1)
Cost of transportation	146,433	147,481	(1,048)	(0.7)

Net transportation revenue	27,355	30,081	(2,726)	(9.1)
Net transportation margin	15.7%	16.9%
Customs brokerage	3,383	4,114	(731)	(17.8)
Warehousing and other services	5,935	8,341	(2,406)	(28.8)

Net revenue	$36,673	$42,536	$(5,863)	(13.8%)

Net revenue margin	20.0%	22.4%

     Total revenue was $183.1 million in the first six months of 2006, a decrease of 3.6% over total revenue of $190.0 million in the first six months of 2005. The Domestic Services segment delivered $45.7 million in total revenue in the first six months of 2006, a decline of $16.3 million or 26.2% below the same prior year period. The decline in Domestic Services revenue was due to reduced volume from two major, national retail-based customers, resulting in a decline in revenue of greater than $14.0 million for the six months. One of these customers realigned a portion of their distribution program to an in-house operation and we retained a portion of their logistics business, while the contract for the other customer was not renewed upon its expiration in April 2006. The Domestic Services segment has taken action to align operating expenses with these changes, including reducing personnel levels, facility costs and other administrative expenses. The International Services segment delivered $137.4 million in total revenue in the first six months of 2006, a period over period improvement of $9.4 million or 7.3%. Declines in our U.S. international operations were offset by growth in our other Asia-based businesses.
     Net transportation revenue was $27.4 million in the first six months of 2006, a decline of $2.7 million or 9.1% compared to the same period in 2005. The Domestic Services segment delivered $11.5 million of net transportation revenue in the first six months of 2006, a decrease of $3.5 million or 23.4% compared to the same prior year period. This decrease is primarily a result of lower transportation revenues as discussed above. The International Services segment delivered $15.9 million of net transportation revenue in the first six months of 2006, a period over period increase of 5.0%.
     Net transportation margin decreased to 15.7% for the six months ended June 30, 2006 from 16.9% for the comparable period in 2005 primarily due to the International Services segment, which has lower margins, comprising a larger part of the total business. Domestic Services net transportation margin increased to 28.0% for the first six months of 2006 compared to 27.2% for the same period in 2005. For the International Services segment, net transportation margin declined to 12.0% from 12.4% as a result continued heavy competition in Asia, particularly in China.
     Customs brokerage and other services revenue was $9.3 million in the first six months of 2006, a decrease of 25.2% compared to $12.5 million recorded in the first six months of 2005. The Domestic Services segment delivered $4.9 million of warehousing and other services revenue in the first six months of 2006, a decline of $2.2 million or 30.2% over the same prior year period. The decline was the result of much lower warehousing revenue, which coincided with the loss of business from the two major retail accounts. The International Services segment delivered $4.4 million of customs brokerage and other services revenue in the first six months of 2006, a decrease of $1.0 million or 18.7%.
     Total net revenue was $36.7 million in the first six months of 2006, a decrease of 13.8% over total net revenue of $42.5 million in 2005. The Domestic Services segment delivered $16.3 million of net revenue in the first six months of 2006, a decline of $5.6 million or 25.6% over the same prior year period. The International Services segment delivered $20.3 million of net revenue in the first six months of 2006, a period over period decline of $0.3 million or 1.2%.
     Net revenue margin decreased to 20.0% for the first six months of 2006 compared to 22.4% for the same period in 2005. Net revenue margin for the Domestic Services segment increased to 35.7% for the six months ended June 30, 2006 from 35.4% for the comparable period in 2005. Net revenue margin for the International Services segment decreased to 14.8% for the six months ended June 30, 2005 from 16.1% for the comparable period in 2005.
     The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$36,673	100.0%	$42,536	100.0%	$(5,863)	(13.8%)

Personnel costs	22,051	60.1	23,590	55.5	(1,539)	(6.5)
Other selling, general and administrative costs	15,713	42.8	18,281	43.0	(2,568)	(14.0)
Depreciation and amortization	1,885	5.1	2,296	5.4	(412)	(17.9)
Restructuring charges	(735)	(2.0)	3,448	8.1	(4,183)	NM

Total operating costs	38,914	106.1	47,615	111.9	(8,701)	(18.3)

Loss from operations	(2,241)	(6.1)	(5,079)	(11.9)	2,838	55.9
Change in fair value of derivatives	3,306	9.0	—	0.0	3,306	NM
Other income (expense), net	(2,970)	(8.1)	(1,054)	(2.5)	(1,916)	181.7

Loss from before income tax expense and minority interest	(1,905)	(5.2)	(6,133)	(14.4)	4,228	68.9
Income tax expense	673	1.8	1,208	2.8	(535)	(44.2)

Loss before minority interest	(2,578)	(7.0)	(7,341)	(17.3)	4,763	64.9
Minority Interest	271	0.7	605	1.4	(334)	(55.4)

Net loss	(2,849)	(7.8)	(7,946)	(18.7)	5,097	64.1
Preferred stock dividends	(180)	(0.5)	—	—	(180)	NM

Loss attributable to common stockholders	$(3,029)	(8.3%)	$(7,946)	(18.7%)	$4,917	61.9%

     Personnel costs were $22.1 million in the first six months of 2006, a decrease of 6.5% compared to $23.6 million in 2005. We decreased total headcount by 9.6%, primarily to improve productivity and reduce our staffing in response to the loss of domestic business. The number of total employees decreased to 995 at June 30, 2006 from 1,101 at June 30, 2005, a decrease of 106 employees, with U.S. headcount decreasing by 119. The number of employees in operations was 665 or 66.8%; employees engaged in sales and marketing activities were 95 or 9.5% and finance, management and administration employees were 235 or 23.6% of total employees. Personnel costs as a percent of net revenue increased by 4.6% to 60.1% during the first six months of 2006 compared to 55.5% in the second quarter of 2005.
     Other selling, general and administrative costs were $15.7 million in the first six months of 2006, a decrease of 14.0% over $18.3 million in 2005. The decrease was attributable to lower facilities expenses, as a result of fewer facilities in operation and lower general & administrative expense, partially due to lower insurance and accounting related expenses, compared to the first six months of 2005. We were able to leverage these expenses as a percentage of net revenue, coming in at 42.8% of net revenue in the first six months of 2006 compared with 43.0% during the same period in 2005.
     Depreciation and amortization decreased to $1.8 million for the six months ended June 30, 2006, a decrease of $0.4 million or 17.9% over the comparable period in 2005. The decrease was due to lower amortization of intangible assets as a result of previously capitalized intangibles becoming fully amortized since the second quarter of 2005.
     During the first half of 2006, we recorded a $0.7 million credit to adjust previously established restructuring reserves. The adjustment related to our subleasing of a facility that had closed in 2005 and been fully reserved with respect to its remaining lease payments. The first half of 2005 includes charges related to our restructuring initiative, which was announced in January 2005. The restructuring involved rationalizing the number of facilities in which we operate, as well as the level of employment in the U.S. We had completed the majority of this initiative as of the end of the second quarter of 2005. Restructuring charges related to this initiative were $3.4 million in the first six months of 2005.
     Results for the first half of 2006 include a non-cash credit of $3.3 million resulting from the decline in fair value of our derivative liabilities recorded in connection with agreements governing our U.S. credit facility and preferred stock that were entered into in the second half of 2005. We are required to account for the conversion and warrant features contained in these agreements as derivatives. The accounting for derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed using the Black-Scholes option pricing model, which requires the use of key assumptions and inputs relating to the expected volatility of the derivative over its term, the selection of a discount rate equivalent to a risk-free interest rate for a security bearing the same expected term, the underlying term and conversion price of the derivative, and the trading price of our common stock as of a particular measurement date. As the trading price for our common stock increases, the value of the derivatives increases, and as the trading price decreases, the value of the derivatives decreases. During the first six months of 2006, our stock price declined 54.2%, which, when coupled with other assumption changes, produced a decrease in the fair value of our derivative liabilities and corresponding non-cash credit in the consolidated statement of operations.
     Other income (expense) principally consists of interest expense. Net interest expense was $2.9 million compared to $1.1 million in the first six months of 2005. The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities, higher interest rates contained in our revolving credit agreements and $0.9 million of costs related to liquidated damage provisions contained in our U.S. credit facility agreement. The provisions of this agreement required us to pay

$5,000 for each day we do not provide the lender with an effective registration statement after December 30, 2005. This registration statement would allow for the resale of shares of our common stock which could be issued under conversion features of the underlying borrowings and warrants issued in connection with implementing the facility.
     Income tax expense for the first six months of 2006 was $0.7 million compared to $1.2 million in the prior year. A portion of our tax expense is associated with earnings from our overseas operations. The foreign income tax provision amounted to $0.2 million in the first six months of 2006 compared to $0.8 million in the prior year, in part due to certain transfer pricing strategies which were implemented in the fourth quarter of 2005. The balance of our taxes are state income taxes and deferred income taxes resulting from the amortization of goodwill for income tax purposes.
     Net loss attributable to common stockholders was $3.0 million in the first six months of 2006, compared to a net loss of $7.9 million in the first six months of 2005. Basic loss per common share was ($0.07) and diluted loss per share was ($0.08) in the first six months of 2006 compared to a basic and diluted net loss of ($0.18) per common share in the first six months of 2005.
Sale of Subsidiaries
     On July 19, 2006, we signed a non-binding letter of intent with ComVest Investment Partners, II LLC and JTM Acquisition Corporation (“JTM”) to sell our U.S.-based logistics subsidiary, Stonepath Logistics International Services, Inc. (“SLIS”) that provides international air and ocean logistics services. Also included in this sale is our subsidiary in Germany. JTM was formed by and its President is Mr. Jason Totah, our CEO. As a result of his role in the acquisition of these businesses from us, Mr. Totah has stepped down as CEO while the transaction is pending, and Mr. Robert Arovas, our President and CFO has assumed the role of interim CEO.
     The transaction is expected to close in the third quarter of 2006 and is expected to provide us with net proceeds of $17.1 million. We will further avoid future payments of up to $0.9 million in contingent earn-out obligations associate with a previous acquisition of SLIS. Net proceeds will further be adjusted, either upward or downward based on the level of working capital of the subsidiaries. The proceeds will be used to reduce short-term debt outstanding under our U.S. credit facility and earn-out obligations owed to the selling shareholders of these operations. Total revenues from these operations, which are included in our International Services segment, were $27.1 million and $52.4 million for the three and six-months ended June 30, 2006.
     We will benefit from the anticipated sale of these subsidiaries by reducing outstanding indebtedness and lower our borrowing costs. However, in order to meet our current and future obligations, we will be required to improve the operating profitability and cash flows of our Domestic Services segment and our remaining International Services businesses which are primarily based in Asia. Following the sale we intend to focus on increasing revenues through improved selling efforts and maintaining a strong focus on managing operating costs while continuing to provide a high level of customer service.
LIQUIDITY AND CAPITAL RESOURCES
     In addition to improving our operating profitability of our Domestic Services segment and remaining International Services businesses after the anticipated sale of our U.S. and Germany international operations, we anticipate requiring additional capital to fund our existing obligations and to execute our improvement strategy. There is no assurance that we can obtain capital on favorable terms within the timeframe necessary to meet our existing obligations or to implement our strategy. If we fail to achieve improvements in operating profitability or obtain additional capital, we could be required to further reduce the size of our business operations through closure of facilities, further reduction in personnel and expenses or sale of additional subsidiaries.
     Cash and cash equivalents totaled $5.7 million and $4.6 million as of June 30, 2006 and December 31, 2005, respectively. Working capital was negative $8.8 million at June 30, 2006 compared to negative $3.3 million at December 31, 2005.
     Net cash used by operating activities was $1.7 million for the first half of fiscal 2006 compared to cash provided of $1.1 million in the comparable period of 2005. The change was driven principally by an increase in current payables.
     Net cash used in investing activities during the first half of 2006 was $0.5 million compared to $2.8 million during the same period in 2005.
     Net cash provided by financing activities during the first half of 2006 was approximately $3.1 million compared to $3.2 million in the same period of 2005. Financing activities in 2006 consisted of $3.4 million in proceeds from our credit facilities compared to $4.4 million in proceeds during the same period in 2005.
     In August 2005, we entered into several agreements with Laurus Master Fund, Inc. (“Laurus”), to provide a $25,000,000 U.S. Facility which replaced a previously outstanding facility. In connection with establishing the U.S. Facility with Laurus, we entered into two principal borrowing agreements and a warrant agreement, the terms of which are as follows:
     Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) — The Minimum Borrowing Note has a principal amount of $10.0 million, a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into our common stock at a conversion price of $1.0658 per share subject to customary antidilution adjustments. A total of 9,382,623 shares of our common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. The stated interest rate on the Minimum Borrowing Note was 9.25% and 8.25% as of, June 30, 2006 and December 31, 2005, respectively.
     Secured Revolving Note (“Revolving Note”) — The Revolving Note covers borrowing outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. The stated interest rate on the Revolving Note was 11.75% and 10.75% as of June 30, 2006 and December 31, 2005, respectively.
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
     Registration Rights Agreement (“Rights Agreement”) — The Rights Agreement provides that we file a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant by October 30, 2005, have the registration statement effective by December 30, 2005 and keep the registration statement effective for a period of five years. If we fail to meet the deadlines, or if the registration statement is unavailable after it becomes effective, then we are subject to liquidated damages in the amount of $5,000 per day. We filed a registration statement, within the time period specified by the Rights Agreement but subsequently withdrew it based on indications that the current structure of the Minimum Borrowing Note would prevent effectiveness. We are working with Laurus regarding structural alternatives to the agreement. For the six months ended June 30, 2006, liquidated damages of $900,000 were recorded and included in interest expense.
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
     As of June 30, 2006, we had $10.0 million outstanding under the Minimum Borrowing Note and $8.4 million outstanding under the Revolving Note. Based on the level of eligible receivables there was additional borrowing availability of $12,000 under the Revolving Note.
     In October 2005, we exchanged $3.0 million of principal outstanding under a term credit agreement with Hong Kong League Central Credit Union (the “Lender”) and SBI Advisors, LLC, as agent for the Lender for 30,000 newly issued preferred shares of a subsidiary of the Company, Stonepath Holdings (Hong Kong) Limited (“Asia Holdings”). The preferred shares are convertible into our common stock at a conversion price of $1.08 per share. Dividends on the preferred shares accumulate at a rate of 12% payable monthly in cash or, at our option, payable in additional preferred shares. A total of 2,777,778 shares of our common stock would be issued upon the full conversion of the preferred shares, assuming dividends are paid in cash. The Company also issued warrants to the Lender entitling the holder to purchase 277,778 shares of the Company’s common stock at an exercise price of $1.13 per share for a period of four years.
     Effective June 19, 2006, Asia Holdings entered into a term credit agreement which SBI Brightline (“SBI” or “Lender”) providing proceeds of $4.0 million, of which $2.0 million was used to repay in full principal borrowings outstanding under term credit agreements with several lenders entered into in October 2005 and February 2006. The agreement bears interest at a rate of 10% and is to be repaid by June 19, 2008. Borrowings outstanding under the agreement are secured by assets of Asia Holdings, including accounts receivable of Asia Holdings subsidiary companies. Further, Asia Holdings has agreed that upon any default by it or any U.S. subsidiary of ours under its credit facility with Laurus, or the payment of any dividends in additional preferred shares rather than cash to the holders of Asia Holding’s preferred shares, then Asia Holdings will permit the conversion of the then outstanding preferred share par value to a secured obligation under the agreement. Because of the Company’s consolidation policy which consolidates Asia Holdings results of operations and financial position on a one-month lag basis, the full principal balance of the new agreement and the repayment of previous agreements will be reflected in our 2006 fiscal third quarter consolidated financial statements.
     The term credit agreement with SBI repays the several term credit agreements of Asia Holdings entered into in February 2006 that provided Asia Holdings with $1.0 million of proceeds with the right to borrow an additional $1.0 million on a secured basis. In connection with entering into these agreements, we also issued warrants entitling the lenders the right to acquire 500,000 shares of the Company’s common stock at a price of $0.80 per share for a four-year term. The initial fair value of the warrants, as measured using the Black-Scholes option-pricing model was approximately $0.2 million with $0.1 million allocated to the initial borrowing as a discount and the remaining $0.1 million allocated to debt issue costs for the unused portion of the agreement. The remaining unamortized discount and debt issue costs will be charged to interest expense in the 2006 fiscal third quarter consolidated financial statements once the new term credit agreement is recognized.
     In March 2006, we extended to June 30, 2006 the maturity date of our $1.9 million note payable and unpaid accrued interest of $0.2 million due to the principal selling shareholder of our primary subsidiary in China. This note was incurred in connection with our acquisition in 2004 of 55% of this subsidiary. We are working with the selling shareholder to settle this note against amounts receivable from this shareholder.
     Other Debt –
     In March 2006, we extended the payment date of most of our earn-out payments for the 2005 earn-out performance measurement period from April 1, 2006 to June 30, 2006. This extension was accomplished through the issuance of notes payable to the various selling shareholders that carry interest rates at between 8% and 15% per annum. As of June 30, 2006, $2.1 million of notes were issued for the earn-out payments due selling shareholders and are classified with short-term debt on the consolidated balance sheet. $1.1 million of these notes are anticipated to be retired from the proceeds from the proposed sale of SLIS. Remaining earn-out payments are non-interest bearing and accordingly remain classified as earn-outs payable on the consolidated balance sheet, with $3.3 million of these payables anticipated to be retired from the proceeds from the proposed sale of SLIS.
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
     On April 4, 2002, we acquired SLIS, a Seattle-based privately held company which provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. We agreed to pay the former SLIS shareholders a total of $5.0 million in base earn-out payments payable in installments of $0.8 million in 2003, $1.0 million in 2004 through 2006 and $1.3 million in 2007, with each installment payable in full if SLIS achieves pre-tax income of $2.0 million in each of the years preceding the year of payment (or the pro rata portion thereof in 2002 and 2007). In the event there is a shortfall in pre-tax income, the earn-out payment will be reduced on a pro-rata basis. Shortfalls may be carried over or carried back to the extent that pre-tax income in any other payout year exceeds the $2.0 million level. We also provided the former SLIS shareholders with an additional incentive to generate earnings in excess of the base $2.0 million annual earnings target (“SLIS’s tier-two earn-out”). Under SLIS’s tier-two earn-out, the former SLIS shareholders are also entitled to receive 40% of the cumulative pre-tax earnings in excess of $10.0 million generated during the five-year earn-out period subject to a maximum additional earn-out opportunity of $2.0 million. SLIS would need to generate cumulative earnings of $15.0 million over the five-year earn-out period to receive the full $7.0 million in contingent earn-out payments. Based upon 2005 performance, the former SLIS shareholders were entitled to receive a base earn-out payment $1.0 million in April 2006. On a cumulative basis, SLIS has generated approximately $17.0 million in adjusted earnings, providing its former shareholders with a total of $3.8 million in cash, and accrued earn-out payments through the end of 2005 and excess earnings of $9.5 million to carryforward and apply to future earnings targets. SLIS’ actual cumulative pre-tax earnings through the end of 2005 has exceeded the maximum earning necessary for the SLIS shareholders to receive the maximum additional tier two earn-out opportunity of $2.0 million. We have entered into an agreement with the representative of the former SLIS shareholders, a group that includes our former CEO, who resigned his position as a result of the pending sale, to extend the date for the payment of the base earn-out payment payable for 2005 performance from April 2006 until June 2006. Under the terms of that agreement, we became obligated to, among other things (i) make the base earn-out payment for the pro rata portion of 2007 on April 30, 2007 instead of in 2008, (ii) accelerate the date for the determination of 50% of the payment of the SLIS tier-two earn-out from December 31, 2006 to December 31, 2005, (iii) make that payment in 2006 instead of 2007, and (iv) make the final payment of the SLIS tier-two earn-out in 2007 instead of in 2008. We had fully accrued for these obligations as of June 30, 2006 and December 31, 2005. Subject to completion of the proposed sale of SLIS, these accrued obligations, which total $4.2 million as of June 30, 2006, would be retired from the net proceeds anticipated to be received.
     On May 30, 2002, we acquired United American Acquisitions and Management Inc. (“United American”), a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time and date certain service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement, expiring in 2005, based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieved pre-tax income of $2.2 million in each of the years preceding the year of payment. We have cumulatively paid $467,000 under the earn-out agreement to the former United American shareholder. These payments were related to the 2002 and 2003 performance years. No payments were made for the 2004 or 2005 performance years as minimum levels of pre-tax operating earnings were not achieved. Further, based upon a restatement of our financial results for the 2002 and 2003 performance periods, we believe that we have paid approximately $456,000 to the selling shareholder in excess of amounts due. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. These excess earn-out payments have been fully reserved for because of differing interpretations, by us and the selling shareholder, of the earn-out provisions of the purchase agreement. In addition, the selling shareholder has objected to our earn-out calculations and is seeking additional earn-out payments. The shareholder’s objections and the Company’s claim for the recovery of prior earn-out payments are the subject of an arbitration proceedings which commenced in July 2006 and will continue in September 2006.
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
     On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction was valued at up to $11.0 million, consisting of cash of $3.5 million paid at the closing and shares of our common stock having a value of $2.0 million at the time of the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The shares of common stock issued at the closing were subject to forfeiture based upon a formula that compared the actual pre-tax income of Shaanxi through December 31, 2004 with a targeted level of $4.0 million (on an annualized basis). Also, if the trading price of our common stock was less than $3.17 per share at the end of a one-year restriction on resale, we were obligated to issue additional shares to the seller. As a result of the operation of those two provisions, the seller forfeited 37,731 shares of our common stock and we issued 158,973 additional shares of its common stock. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis we agreed to pay Shaanxi for 55% of its closing date working capital, which amounted to $1.9 million. On March 21, 2005, we entered into a financial arrangement with the selling shareholder whereby the amount due became subject to a note payable due March 31, 2006 with interest at 10% per annum. This note has been further extended to June 30, 2006 and we are currently working with the selling shareholder to settle this obligation.
     We may be required to make significant payments if the future earn-out installments under our various acquisitions become due. Although our plan for making required earn-out payments provides that they be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising. The following table summarizes our maximum possible contingent base earn-out payments(1)(2) for the years indicated based on results of the prior year as if pre-tax earnings targets associated with each acquisition were achieved (dollars in thousands):

	2007	2008	2009	Total
Earn-Out Payments:
Domestic	$2,500	$2,500	$—	$5,000
International	5,758	3,514	3,235	12,507

Total earn-out payments	$8,258	$6,014	$3,235	$17,507

Prior year pre-tax earnings targets (3) Domestic	$3,500	$3,500	$—	$7,000
International	14,012	8,693	8,160	30,865

Total pre-tax earnings targets	$17,512	$12,193	$8,160	$37,865

Domestic	71.4%	71.4%	N/A	71.4%
International	41.1%	40.4%	39.6%	40.5%
Combined	47.2%	49.3%	39.6%	46.2%

(1)	Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2)	During the 2006-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $10.0 million if certain of the acquired companies generate an incremental $20.0 million in pre-tax earnings. Based on the cumulative performance of SLIS through the end of 2005, the maximum $2.0 million tier two opportunity was accrued as of December 31, 2005. Additionally, $1.3 million of the remaining base earn-out opportunity was also accrued as available excess earnings carryforwards are likely to be sufficient to ensure an eventual payment. For purposes of preparing this schedule, we have not assumed the completion of the proposed sale of SLIS.

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
New Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and attempts to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at June 30, 2006, the change in interest expense would have impacted on the Company’s results of operations and cash flows by approximately $43,000 and $83,000 for the three and six month periods ended June 30, 2006.
     In 2005, we refinanced our U.S. revolving credit facility and, as part of this transaction, entered into conversion features and issued warrants which are required to be accounted for as derivatives. The accounting treatment requires the derivatives to be recorded at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. We utilize the Black-Scholes method option-pricing model to determine the fair value of the derivatives as of a particular reporting date. This model considers, among other factors, the price volatility of our common stock and the current stock price in relation to the conversion or exercise price. As such, market fluctuations in the price of common stock can result in significant changes in fair values which are recognized in our operating results. If the market price of our common stock had increased or decreased by 10% from the closing market price as of June 30, 2006, our other income would have changed by approximately $0.2 million. This change does not affect our cash flows.
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
Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in any of the previously reported legal proceedings during the quarter ended June 30, 2006 except as described below.
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
     On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”),

Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction, Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. Mr. Burke has objected to the Company’s calculation of earn-outs payable to him for the years 2002, 2003, 2004, and 2005. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $0.5 million in excess earn-out payments that were made previously to Mr. Burke based upon financial statements that for the years 2002 and 2003 were subsequently restated due to the underreporting of purchased transportation costs and other matters. Arbitration proceedings commenced in July 2006 and proceedings are further scheduled for September 2006.
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
     In July 2006, the Company settled a lawsuit with technology services provider and received $1.0 million. This recovery partially offsets costs incurred in the fourth quarter of 2004 in connection with the Company’s investment in a multi-modal forwarding system. The recovery will be recorded in the Company’s third quarter of 2006.
     The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 except as follows:
We depend on the continued service of certain executive officers. We can not assure you that we will be able to retain these persons.
     For the foreseeable future, our success will depend largely on the continued services of Dennis L. Pelino, and Robert Arovas, our President and Interim Chief Executive Officer, and Robert T. Christensen, our Interim Chief Financial Officer, because of their collective industry knowledge, management skills and relationships with major vendors and customers. Should any of these individuals terminate employment with us, it could have a material adverse effect on our future results of operations.
To complete the sale of a subsidiary, we must obtain the consent of the lender under our domestic credit facility.
     Our current domestic credit facility requires the lender’s consent for sales of the Company’s businesses, including the pending transaction pursuant to a Letter of Intent signed with JTM Acquisition Corp. for the purchase of Stonepath Logistics International Services, Inc. and Stonepath Logistics (Germany) GmbH. Although our lender may have the obligation to act reasonably and in good faith in connection with any consent we may request, our domestic credit facility contains no specific objective criteria by which a proposed sale would be measured or evaluated. These circumstances may interfere with the closing of the transaction.
We may be required to pay liquidated damages due to the inability to provide an effective registration statement for the resale of shares issuable to the lender under our domestic credit facility.
     Under the terms of our domestic credit facility, we are required to file by October 30, 2005, a registration statement for resale of the shares issuable upon conversion of an associated note or exercise of a warrant issued in connection with the note and have that registration statement be declared effective by the SEC by December 30, 2005. We filed a registration statement within the required time period but subsequently withdrew it based on indications that the structure of the note would prevent effectiveness. We are exploring options to address the structure of the note and registrability of the shares issuable upon conversion of the note, however, the outcome and resolution of this issue is presently unclear. Under the terms of the credit facility, we may be subject to liquidated damages in the amount of $5,000 per day from December 30, 2005 due to the inability to provide an effective registration statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of the Company’s shareholders was held on May 26, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Board’s solicitations. At this meeting, the shareholders were requested to (1) elect the Company’s directors, (2) approve the issuance of more than 8,698,832 shares of Common Stock under a convertible note and warrant issued to Laurus Master Fund, Ltd. (“Laurus”) and certain additional convertible notes which may be issued to Laurus in the future, (3) and ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the year ended December 31, 2006.
     The following actions were taken by the Company’s shareholders with respect to each of the above items:

     Votes were cast for the election of directors as follows:

Director	Votes For	Votes Withheld
Dennis Pelino	30,685,474	3,055,110
Aloysius T. Lawn, IV	31,180,023	2,560,561
David R. Jones	31,189,886	2,550,698
Robert McCord	31,205,574	2,535,010
J. Douglass Coates	31,200,562	2,540,022
John H. Springer	31,203,161	2,537,423
     A total of 30,487,214 votes were cast for, and 3,096,656 shares were voted against, the issuance of more than 8,698,832 shares of Common Stock under a convertible note and warrant issued to Laurus and certain additional convertible notes which may be issued to Laurus in the future, with 156,714 shares abstaining.
     A total of 33,365,249 votes were cast for, and 174,455 shares were voted against, the ratification of the appointment of Grant Thornton LLP as independent auditors for the year ended December 31, 2006, with 200,880 shares abstaining.
Item 5. Other Information.
     None
Item 6. Exhibits.
     The following exhibits are included herein:

10	Letter of intent dated July 18, 2006 from Comvest Investment Partners, II, LLC and JTM Acquisition Corp. to Stonepath Group, Inc. to acquire Stonepath Logistics International Services, Inc. and Stonepath Logistics (Germany) GmbH.

12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEPATH GROUP, INC.

Date: August 14, 2006	/s/ Robert Arovas

Robert Arovas
President and Interim Chief Executive Officer

Date: August 14, 2006	/s/ Robert T. Christensen

Robert T. Christensen
Interim Chief Financial Officer and
Principal Accounting Officer