Form 10-Q
period 2006-09-30
STONEPATH GROUP INC
filed 2006-11-14
CIK 1093546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

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
Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☐ No      ☑
There were 43,777,151 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 10, 2006.

STONEPATH GROUP, INC.
INDEX

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different from any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Although it is impossible to identify all of the factors that may cause our actual results, levels of activity, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to achieve and sustain an annual growth rate in revenue consistent with our targets, (ii) our ability to achieve our targeted operating margins, (iii) liquidity and capital resource issues, (iv) our ability to realize the planned benefits from our restructuring efforts, (v) our dependence on certain large customers, (vi) our dependence upon certain key personnel, (vii) an unexpected adverse result in any legal proceeding, (viii) competition in the freight forwarding, logistics and supply chain management industry, (ix) the impact of current and future laws affecting the Company’s operations, (x) adverse changes in general economic conditions as well as economic conditions affecting the specific industries and customers we serve, (xi) regional disruptions in transportation, and (xii) other factors which are or may be identified from time to time in our Securities and Exchange Commission filings and other public announcements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
STONEPATH GROUP, INC.
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2006
	(UNAUDITED)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$7,314	$4,601
Accounts receivable, net	40,247	69,836
Prepaid expenses and other current assets	1,376	2,312
Assets held for sale	28,579	—

Total current assets	77,516	76,749

Goodwill	13,728	43,762
Technology, furniture and equipment, net	2,833	6,856
Acquired intangibles, net	2,691	5,212
Other assets	2,150	2,703

Total assets	$98,918	$135,282

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term debt	$20,197	$14,039
Accounts payable	30,926	50,054
Earn-outs payable	490	3,513
Accrued payroll and related expenses	2,096	3,393
Accrued restructuring costs	232	1,485
Accrued expenses	6,163	7,516
Liabilities held for sale	16,090	—

Total current liabilities	76,194	80,000

Long-term debt	4,013	1,137
Long-term earn-outs payable	—	2,255
Other long-term liabilities	223	4,210
Deferred tax liability	744	2,898

Total liabilities	81,174	90,500

Minority interest	4,057	6,478

Commitments and contingencies (Note 9)

Convertible preferred stock, $100.00 par value, 48,000 shares authorized, 30,000 shares issued	1,804	1,804

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 100,000,000 shares authorized; issued and outstanding: 43,777,151 and 43,749,693 shares at September 30, 2006 and December 31, 2005, respectively	44	44
Additional paid-in capital	223,208	222,779
Accumulated deficit	(211,716)	(186,581)
Accumulated other comprehensive income	347	258

Total stockholders’ equity	11,883	36,500

Total liabilities and stockholders’ equity	$98,918	$135,282

See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Operations
(UNAUDITED)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total revenue	$65,251	$80,973	$195,684	$217,432
Cost of transportation	55,337	65,502	161,641	171,928

Net revenue	9,914	15,471	34,043	45,504
Personnel costs	6,343	7,810	21,273	24,586
Other selling, general and administrative costs	4,369	6,160	15,921	20,865
Depreciation and amortization	915	1,056	2,592	3,136
Asset impairment	20,069	—	20,069	—
Litigation settlement	(1,038)	—	(1,038)	—
Restructuring charges	—	—	(735)	3,130

Income (loss) from operations	(20,744)	445	(24,039)	(6,213)

Other income (expense):
Interest expense, net	(2,185)	(953)	(5,125)	(2,086)
Change in fair value of derivatives	661	(740)	3,967	(740)
Loan refinancing costs	—	(912)	—	(912)
Other income (expense), net	4	1	5	3

Loss from continuing operations before income tax expense and minority interest	(22,264)	(2,159)	(25,192)	(9,948)
Income tax benefit (expense)	1,791	(427)	1,257	(1,526)

Loss before minority interest	(20,473)	(2,586)	(23,935)	(11,474)
Minority interest	153	(297)	(118)	(902)

Loss from continuing operations	(20,320)	(2,883)	(24,053)	(12,376)
Discontinued operations:
Income (loss) from operations, net of tax	(325)	1,881	559	3,428
Loss on disposal of business segment, net of tax	(1,371)	—	(1,371)	—

Income (loss) from discontinued operations	(1,696)	1,881	(812)	3,428

Net loss	(22,016)	(1,002)	(24,865)	(8,948)
Preferred stock dividends	(90)	—	(270)	—

Net loss attributable to common stockholders	$(22,106)	$(1,002)	$(25,135)	$(8,948)

Basic and diluted loss per common share:
Continuing operations	$(0.46)	$(0.06)	$(0.56)	$(0.29)
Discontinued operations	(0.04)	0.04	(0.02)	0.08

Loss per common share	$(0.50)	$(0.02)	$(0.58)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	43,777	43,713	43,759	43,551
See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Consolidated Statements of Cash Flows
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flow from operating activities:
Net loss	$(25,135)	$(8,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(1,574)	330
Depreciation and amortization	2,592	3,136
Change in fair value of derivatives	(3,967)	740
Amortization of loan discount and fees	1,615	82
Minority interest in income of subsidiaries	118	902
Interest on obligations to minority shareholders	272	—
Stock-based compensation	251	31
Gain on disposal of technology, furniture and equipment and other	60	(15)
Asset impairment	20,069	—
Loss on sale of subsidiaries	1,371	—
Changes in assets and liabilities:
Accounts receivable	14,386	(5,024)
Prepaid expenses and other assets	731	87
Accounts payable and accrued expenses	(14,966)	12,194
Advances from minority shareholders	(19)	—
Discontinued operations, working capital and non-cash changes	1,134	(1,435)

Net cash (used in) provided by operating activities	(3,062)	2,080

Cash flows from investing activities:
Purchases of technology, furniture and equipment	(346)	(959)
Proceeds from sales of technology, furniture and equipment	153	78
Payment of earn-out	(500)	(1,518)
Discontinued operations, investing activities	(64)	(973)

Net cash used in investing activities	(757)	(3,372)

Cash flows from financing activities:
Proceeds from credit facilities, net	6,993	6,005
Principal payments on capital leases	(135)	(1,245)
Payment to minority shareholder	(416)	—
Payment of debt issuance costs	—	(1,110)

Net cash provided by financing activities	6,442	3,650

Effect of foreign currency translation	90	228

Net increase in cash and cash equivalents	2,713	2,586

Cash and cash equivalents at beginning of period	4,601	2,801

Cash and cash equivalents at end of period	$7,314	$5,387

Cash paid for interest	$2,284	$1,835

Cash paid for income taxes	$504	$62

Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes payable in connection with financing of earn-out payments	$2,377	$—
Increase in goodwill related to accrued earn-out payments	568	2,300
Issuance of warrants in connection with loan refinancing	170	—
Issuance of common stock in connection with employee stock purchase plan	8	57
Issuance of common stock in connection with acquisitions	—	854
Insurance of warrants in connection with loan refinancing	—	1,294
Recognition of loan discount on conversion option in connection with loan refinancing	—	3,771
See accompanying notes to consolidated financial statements.

STONEPATH GROUP, INC.
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
(1) Nature of Operations and Basis of Presentation
     Stonepath Group, Inc., including its subsidiaries (the “Company”), is a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. A range of time and date certain transportation and distribution solutions is offered through its Domestic Services segment, where the Company manages and arranges the movement of raw materials, supplies, components and finished goods for its customers. These services are offered through the Company’s domestic air and ground freight forwarding business. A range of international logistics services including international air and ocean transportation as well as customs house brokerage services were offered through the Company’s International Services segment. In addition to these core service offerings, the Company also provides a broad range of supply chain management services, including warehousing, order fulfillment and inventory control. The Company serves a customer base of manufacturers, distributors and national retail chains through a network of owned offices in the United States, strategic locations in the Asia Pacific region, and service partners strategically located around the world.
     The accompanying unaudited consolidated financial statements were prepared in accordance with United States generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company’s financial position, operations and cash flows for the periods indicated. Although the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Interim operating results are not necessarily indicative of the results for a full year because our operating results are subject to seasonal trends when measured on a quarterly basis. The Company’s first and second quarters are likely to be weaker as compared with other fiscal quarters, which the Company believes is consistent with the operating results of other supply chain service providers.
     The Company has experienced losses from operations, and has an accumulated deficit. In view of these matters, recoverability of a significant portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future profitable operations of the Company. Further, in addition to improving operating profitability, in order for the Company to meet its existing obligations after the sale of our U.S. and Germany international operations, we require relief from the placement of $1.9 million of borrowing base reserves on our credit facility by our U.S. lender. If we do not obtain such relief or if we are unable to obtain alternative financing on favorable terms and if we fail to achieve operating profitability we could be required to further reduce the size of our business operations through the closure of facilities, further reduce personnel and expenses, sell additional subsidiaries or explore other strategic options. There is no assurance that we can achieve these actions to ensure continued uninterrupted business operations. The Company’s consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
     Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in 2006.
(2) Discontinued Operations
     On October 19, 2006, the Company completed the sale of its Stonepath Logistics International Services, Inc. (“SLIS”) subsidiary and its Stonepath Logistics (Germany) Gmbh subsidiary to JTM Acquisition Corporation (“JTM”) . SLIS, which was acquired by the Company in 2002, was the Company’s North American–based logistics business providing international air and ocean logistics services. Net proceeds of $16,981,000 were to be realized from the transactions, and the Company will further avoid future payments of up to $969,000 in contingent earn-out obligations associated with a previous acquisition of SLIS. The proceeds were used to reduce short-term debt outstanding under the Company’s U.S. credit facility and reduce earn-out obligations due selling shareholders of these operations. The Company has estimated the loss on this transaction, net of taxes to be $1,371,000.
     JTM was formed by and its President is Mr. Jason Totah, who served as the Company’s CEO until July 20, 2006, when he temporarily resigned his position pending consummation of the sale. Upon completion of the SLIS transaction, Mr. Robert Arovas, who held the CEO position on an interim basis since July 2006, was appointed CEO.
     The following is a summary of selected financial data concerning the sold operations and classified as discontinued operations in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total Revenue	$28,861	$30,339	$82,495	$83,896
Expenses	29,118	28,404	81,731	80,305

Income (loss) before income tax expense	(257)	1,935	$764	$3,591
Income tax expense	(68)	(54)	(205)	(163)

Income (loss) from discontinued operations	$(325)	$1,881	$559	$3,428

     The following is a summary of assets and liabilities associated with the sold operations and classified as held for sale on the consolidated balance sheet as of September 30, 2006 (in thousands):

September 30, 2006
Accounts receivable, net	$15,493
Other current assets	50
Goodwill	11,816
Technology, furniture, equipment, net	638
Acquired intangibles, net	250
Other long-term assets	332

Assets held for sale	$28,579

Short-term debt	$1,101
Accounts payable	8,779
Earn-outs payable	3,255
Accrued payroll and related expenses	1,363
Accrued expenses and other	798
Deferred tax liability	794

Liabilities held for sale	$16,090

(3) Asset Impairment
     The fair value of the Company’s domestic segment was tested for impairment during the three-month period ended September 30, 2006. This assessment was performed due to revenue and operating income trends which were significantly below expectations in one of the Company’s business units which indicated the fair value of the domestic segment was below its carrying amount. This business unit was acquired in 2001 and was formerly known as Air Plus. The Company also assessed its other business units within its domestic segment in connection with this review.
     Prior to this most recent test, the Company historically had aggregated the expected future cash flows of each of its three domestic business units, which were acquired in separate transactions between 2001 and 2003, in its required annual impairment test performed in accordance with provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s executive management primarily reviewed and measured performance on a total domestic segment basis as it was anticipated that operating and marketing synergies would be created between the individual units. Although certain synergies have been achieved since the date of acquisition of these business units, they have largely remained separate from a customer segment and service perspective. Although the Company believes further operating synergies can be achieved between the units, it currently believes it is appropriate to measure its domestic business units individually as opposed to its historical aggregation methodology.
     The Company determined the fair value of its individual domestic business units primarily by estimating the expected present value of future cash flows. In considering the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Company recorded as asset impairment charge of $18,840,000, which included adjustments to goodwill, acquired intangibles and certain computer assets. The Company further reviewed its South American operations and determined the full amount of goodwill recorded with this acquisition, which occurred in 2004, was not recoverable and recorded an impairment charge of $1,229,000.
     The allocation of the impairment charge to previously recorded assets and business segments as of September 30, 2006 is as follows (in thousands):

	Domestic Services	International Services	Total
Goodwill	$16,187	$1,229	$17,416
Technology, furniture, equipment	1,571	—	1,571
Acquired intangibles	1,082	—	1,082

Total	$18,840	$1,229	$20,069

(4) Restructuring Charges
     In late 2004, the Company commenced a restructuring program, designed to accelerate the integration of its businesses and improve the Company’s overall profitability. This program and related initiatives were substantially completed by June 30, 2005. A summary of remaining restructuring liabilities, adjustments to liabilities, and cash payments is as follows for the nine-month period ended September 30, 2006 (in thousands):

	Liability Balance	Restructuring		Cash	Liability Balance
	January 1, 2006	Charges	Adjustments	Payments	September 30, 2006
Personnel	$159	$—	$—	$(159)	$—
Building leases	1,326	—	(735)	(359)	232

	$1,485	$—	$(735)	$(518)	$232

Personnel charges primarily relate to contractual obligations incurred in 2005 with certain executives. Remaining lease termination costs relate to the 2005 vacating of a Domestic facility. Effective May 2006, the Company agreed to sublease its remaining vacated Domestic facility for the remainder of the term of the original lease that extends through February 2008. In connection with this sublease, which reimburses the Company for a majority of the lease payments due to the lessor, the Company recorded a restructuring credit and related reductions in liabilities of $735,000 during the three-month period ended June 30, 2006.
(5) Stock-Based Compensation
     At September 30, 2006, the Amended and Restated Stonepath Group, Inc. 2000 Stock Incentive Plan covered 15,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified and incentive stock options and restricted stock awards. Options granted generally vest over three to four years and expire ten years following the date of grant. The Board of Directors or a committee thereof determines the exercise price of options granted.
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “ Accounting for Stock-Based Compensation .” No stock-based compensation was recognized in the Statement of Operations for the three and nine-months ended September 30, 2005, as all outstanding unvested options granted under the plan at that time had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company accounted for stock-based compensation to non-employees (including directors who provide services outside their capacity as members of the board) in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96 – 18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” In addition, the Company disclosed pro forma amounts illustrating the effect on net income or loss attributable to common stockholders and income or loss per share as if the fair value of options granted had been recognized in accordance with the provisions of SFAS No. 123.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment,” using the modified-prospective-transition method. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. The Company uses the Black-Scholes formula to estimate the fair value of stock options granted to employees. Based on the terms of the stock option plan, the Company did not have a cumulative effect related to the implementation of SFAS No. 123(R) and results for prior periods have not been restated. As of September 30, 2006, there was approximately $497,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards. In connection with the sale of SLIS (Note 2), the Company agreed to extend the expiration term of options originally issued to employees of SLIS from their customary 90 days after termination to three years after the date of sale. This extension resulted in a cost of $63,000 being recorded as of the date of the modification.
     As a result of the adoption of SFAS No. 123(R), the Company’s income (loss) before income tax expense and minority interest and net income (loss) attributable to common shareholders was lower by $83,000 and $249,000 for the three and nine-month periods ended September 30, 2006, respectively. The adoption did not lower the Company’s reported loss per common share from continuing operations for the three-month period ended September 30, 2006. The adoption did lower the Company’s reported loss per common share for the nine-month period ended September 30, 2006 by $.01. The adoption of SFAS No. 123(R) had no effect on reported cash flows or stockholder’s equity for the three and nine-month periods ended September 30, 2006. Although no options were exercised during any period covered by this report and accordingly did not record any related tax benefits, under SFAS No. 123(R) any tax benefits resulting from tax deductions in excess of compensation cost recognized for those options would have classified as a financing cash flow instead of an operation cash flow if the Company had not adopted SFAS No. 123(R).
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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share data)
Net loss:
As reported	$(1,002)	$(8,948)

Add: stock-based employee compensation expense included in reported net loss	—	—
Deduct: total stock-based compensation expense determined under fair value method for all awards	(62)	(1,838)

Pro forma net loss	$(1,064)	$(10,786)

Basic and diluted loss per common share:
As reported	$(0.02)	$(0.21)
Pro forma	(0.02)	(0.25)

(6) Acquired Intangible Assets
     Information with respect to acquired intangible assets is as follows (in thousands):

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer related	$6,391	$3,940	$11,042	$6,421
Covenants-not-to-compete	654	414	1,506	915

Total	$7,045	$4,354	$12,548	$7,336

Aggregate amortization expense:
For the three-months ended September 30, 2006				$343
For the three-months ended September 30, 2005				414
For the nine-months ended September 30, 2006				1,068
For the nine-months ended September 30, 2005				1,312

Estimated aggregate amortization expense:

For the remainder of the year ended December 31, 2006				$252
For the year ended December 31, 2007				898
For the year ended December 31, 2008				657
For the year ended December 31, 2009				367
For the year ended December 31, 2010				273
(7) Goodwill
     The changes in the carrying amount of goodwill for the nine-months ended September 30, 2006 are as follows (in thousands):

	Domestic	International
	Services	Services	Total
Balance, December 31, 2005	$19,821	$23,941	$43,762
Adjustments to 2005 earn-out accruals	100	318	418
2006 earn-out accrual	—	150	150
Goodwill associated with assets held for sale	—	(13,186)	(13,186)
Asset impairment charge	(16,187)	(1,229)	(17,416)

Balance, September 30, 2006	$3,734	$9,994	$13,728

     Adjustments in 2006 to earn-out accruals for 2005 resulted from differences between actual performance used to compute final earn-out obligations to the selling shareholders and estimates used to compute accruals.
(8) Credit Facilities
     Short and long-term debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Short-term debt —
U.S. Facility:
Revolving note	$10,039	$6,045
Convertible minimum borrowing note, ($10,000 in principal outstanding, net of discount of $3,075 and $4,075)	6,925	5,925

Total U.S. Facility	16,964	11,970
Note payable — related party	2,571	1,897
Note payable — earn-outs	521	—
Capital lease obligations	141	172

Total short-term debt	$20,197	$14,039

	September 30, 2006	December 31, 2005
Long-term debt —
Offshore Credit Facilities	$4,000	$1,000
Capital lease obligations	13	137

Total long-term debt	$4,013	$1,137

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
     Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) — The Minimum Borrowing Note has a principal amount of $10,000,000, a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into the Company’s common stock at a conversion price of $1.0658 per share subject to customary antidilution adjustments. A total of 9,382,623 shares of the Company’s common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. Assuming the Company registered the shares necessary to complete the full conversion of the Minimum Borrowing Note, and if the market price of the Company’s common stock for the last five trading dates of any month exceeds the conversion price of $1.0658 per share by 25%, then the interest rate for the next month will be reduced by 200 basis points for each incremental 25% increase in market price above $1.0658. The stated interest rate on the Minimum Borrowing Note was 9.25% and 8.25% as of, September 30, 2006 and December 31, 2005, respectively.
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
     Secured Revolving Note (“Revolving Note”) — The Revolving Note covers borrowings outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. The stated interest rate on the Revolving Note was 11.75% and 10.75% as of September 30, 2006 and December 31, 2005 respectively.
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
     Registration Rights Agreement (“Rights Agreement”) — The Rights Agreement provides that the Company file by October 30, 2005 a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant, have the registration statement effective by the SEC by December 30, 2005 and keep the registration statement effective for a period of five years. If the Company fails to meet the deadlines or if the registration statement is unavailable after it becomes effective, then the Company is subject to liquidated damages in the amount of $5,000 per day. The Company filed a registration statement within the time period specified in the Rights Agreement but subsequently withdrew it based on indications that the current structure of the Minimum Borrowing Note would prevent effectiveness. For the three and nine-months ended September 30, 2006, liquidated damages of $450,000 and $1,350,000, respectively were recorded and included in interest expense.
     The Minimum Borrowing Note and Warrant require the Company to deliver registered shares as specified in the Rights Agreement. Under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” , since the Company did not have an effective registration statement at inception of the agreements and is subject to liquidated damages in the event that effective registration does not occur or if effectiveness is not maintained, the conversion feature and Warrant are to be accounted for as derivatives that are recorded as liabilities, and measured at fair value at the inception of the contract with subsequent changes in fair value to be reflected in the consolidated statement of operations. The carrying value of the Minimum Borrowing Note was adjusted for the discount created by the initial fair value of the conversion feature and the allocated portion of the fair value of the Warrant in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The initial fair value of the derivatives were included in other long-term liabilities on the consolidated balance sheet with amounts allocated to the Company’s debt recorded as a discount on such debt. The amount allocated to the Revolving Note is considered a debt issue cost and is classified in other assets on the consolidated balance sheet. This amount is being amortized on a straight-line basis over the three-year term of the agreement.
     The derivatives have been measured at fair value as of September 30, 2006, resulting in non-cash credits of $520,000 and $3,112,000 being recognized in the consolidated statement of operations for the three and nine-months ended September 30, 2006, respectively. The Company recorded a non-cash charge of $740,000 for the three and nine-month period ended September 30, 2005 related to the remeasurement of these derivatives. In addition, interest expense includes $345,000 and $1,001,000 resulting from the accretion of the initial discount for the three and nine-months ended September 30, 2006.
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
     As of September 30, 2006, the Company had $10,000,000 outstanding under the Minimum Borrowing Note and $10,039,000 outstanding under the Revolving Note.
     In connection with the October 2006 sale of SLIS as discussed in Note 2, $12,237,000 of cash proceeds were remitted to Laurus and reduced borrowings outstanding under the U.S. Facility. In addition, Laurus agreed to remove the existing $500,000 borrowing base reserve and provide additional availability to the Company in excess of amounts available under the U.S. Facility of up to $1,250,000 through an overadvance agreement. This overadvance agreement, if utilized, bears interest of 2% per month of the amount of the overadvance and expires on December 18, 2006. Based on the level of eligible receivables and after the remittance of cash proceeds from SLIS there was borrowing availability equivalent to the amount of the overadvance as of October

19, 2006. Laurus has concurrently placed borrowing base reserves of $1.9 million upon the Company’s ability to borrow, an amount that exceeds the overadvance. These actions, combined with the limited amount of available cash collateral under the credit facility and the wide discretion exercised by Laurus, may continue to result in limited further borrowing availability under the credit facility.
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
     The derivative liability has been measured at fair value as of September 30, 2006, resulting in non-cash credits of $141,000 and $855,000 being recognized in the consolidated statement of operations for the three and nine-months ended September 30, 2006.
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
     The proceeds from the term credit agreement with SBI repaid $1,000,000 of borrowings outstanding under several term credit agreements that Asia Holdings had entered into in February 2006. In connection with entering into these agreements, the Company issued warrants entitling the lenders the right to acquire 500,000 shares of the Company’s common stock at a price of $0.80 per share for a four-year term. The initial fair value of the warrants, as measured using the Black-Scholes option-pricing model was approximately $170,000 with $85,000 allocated to the initial borrowing as a discount and the remaining $85,000 allocated to debt issue costs for the unused portion of the agreement. The remaining unamortized discount and debt issue costs of $152,000 were charged to interest expense in the three month period ended September 30, 2006.
     The Company has agreed in principle to a restructuring of the credit facilities with Hong Kong League Central Credit Union, SBI Brightline, and an affiliated lender (collectively the “SBI entities”), with new terms and conditions under an aggregate $7,030,000 loan facility. The new facility augments the SBI entities security interest, as well as converts the 30,000 preferred shares discussed above into debt of Asia Holdings. The new credit facility is expected to be effective November 2006. The Company expects to record a non-cash charge of $1,196,000 in the fourth quarter of 2006 associated with previously recorded discounts on the preferred shares.

     Other Debt —
     In August 2006, the Company restructured its obligations due the principal minority shareholder of its Shanghai, China subsidiary, Shaanxi Sunshine Cargo Services International Co. Ltd. (“Shaanxi”). Prior to the restructuring, the company had a note payable due the minority shareholder of $2,134,000 and earn-out notes due of $456,000. In exchange for settling these obligations, the minority shareholder agreed to provide Shaanxi working capital advances under an agreement which carries no repayment term and bears interest at an annual rate of 10%. Further, in connection with this settlement, certain accounts receivable due from the minority shareholder were offset and charged to the minority shareholders interest in Shaanxi. As of September 30, 2006, $2,571,000 had been advanced to Shaanxi under this agreement.
     The Company entered into note agreements with the selling shareholders of certain acquired companies that extended the payment date of most of its earn-out payments for the 2005 earn-out performance measurement period. As of September 30, 2006, $521,000 of notes were outstanding which bear interest at annual rates of 10%. Additionally, $1,101,000 of outstanding notes were settled upon completion of the sale of the Company’s SLIS operations as discussed in Note 2. The remaining notes mature on December 31, 2006.
     Derivative Liabilities —
     The following is information regarding the Company’s derivative instruments that are included in other long-term liabilities on the consolidated balance sheet (dollars in thousands):

	Minimum		Preferred
	Borrowing Note	Warrant	Shares	Total
Derivative liabilities recorded upon inception of contracts	$3,771	$1,294	$1,196	$6,261
Non-cash change in fair value of derivatives during 2005	(1,332)	(512)	(273)	(2,117)

Derivative liabilities as of December 31, 2005	2,439	782	923	4,144
Non-cash change in fair value of derivatives during the six-month period ended June 30, 2006	(1,973)	(619)	(714)	(3,306)

Derivative liabilities as of June 30, 2006	466	163	209	838
Non-cash change in fair value of derivatives during the three-month period ended September 30, 2006	(405)	(115)	(141)	(661)

Derivative liabilities as of September 30, 2006	$61	$48	$68	$177

Significant assumptions used in Black-Scholes fair value calculations:
At December 31, 2005:
Closing price of common stock	$0.72	$0.72	$0.72
Expected life in years	2.8	4.8	4.0
Expected volatility	70.1%	79.3%	70.5%
Discount rate	4.2%	4.2%	4.2%

At June 30, 2006:
Closing price of common stock	$0.33	$0.33	$0.33
Expected life in years	2.2	4.2	3.3
Expected volatility	74.4%	70.9%	70.1%
Discount rate	5.2%	5.1%	5.1%

At September 30, 2006:
Closing price of common stock	$0.19	$0.19	$0.19
Expected life in years	1.9	3.9	3.1
Expected volatility	68.4%	69.9%	73.8%
Discount rate	4.7%	4.6%	4.6%
     The non-cash changes in the fair value of the Company’s derivatives are determined through assumptions used in the Black-Scholes option-pricing model and changes in those assumptions as of a particular fair value measurement date in comparison to previous measurement dates. Key assumptions and inputs to the Black-Scholes option-pricing calculation include expected volatility over the term of the derivative instrument, the selection of a discount rate equivalent to a risk-free interest rate on a security bearing the same expected term, the underlying term and conversion price of the derivative, and the trading price of the Company’s common stock as of a particular measurement date. The most significant input effecting the change in fair value of the Company’s derivatives is the change in the trading price of its common stock. As the trading price for the Company’s common stock increases, the value of the derivatives increases, and as the trading price decreases, the value of the derivatives decreases. The trading price of the Company’s common stock has decreased 73.6% during the nine-month period ended September 30, 2006. This decline is the primary cause of the $3,967,000 non-cash reduction in fair value of the Company’s derivative liabilities and resulting credit recorded in the consolidated statement of operations for the nine-months ended September 30, 2006.

(9) Commitments and Contingencies
     The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and former officers Bohn H. Crain and Thomas L. Scully. These cases were consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005, which was dismissed on April 3, 2006. The lead plaintiff sought to represent a class of purchasers of the Company’s shares between March 29, 2002, and September 20, 2004, and alleged claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon allegations that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief and filed a notice of appeal in the United States Court of Appeals for the Third Circuit on May 1, 2006. Briefs for the appellants and appellees were filed on September and October 2006.
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
     On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. Mr. Burke has objected to the Company’s calculation of earn-outs payable to him for the years 2002, 2003, 2004, and 2005. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $0.5 million in excess earn-out payments that were made previously to Mr. Burke based upon financial statements that for the years 2002 and 2003 were subsequently restated due to the underreporting of purchased transportation costs and other matters. Arbitration proceedings commenced in late July 2006 with additional proceedings held in September 2006 and briefs filed subsequently.
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
     The Company is not able to predict the outcome of any of the foregoing actions at this time, since each action is in an early stage. An adverse determination in any of those actions would have a material and adverse effect on the Company’s financial position, results of operations and cash flows.
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
(10) Stockholders’ Equity
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
     During the three and nine-months ended September 30, 2006, there were no issuances or exercises of employee stock options. As discussed in Note 8, the Company issued 500,000 warrants on February 19, 2006 in connection with entering into borrowing agreements.
     On June 30, 2006, 27,458 shares of common stock were issued to satisfy obligations to employees under the Company’s Employee Stock Purchase Plan.
(11) Earnings (Loss) per Share
     Basic and diluted earnings (loss) per common share are presented in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants and upon the assumed conversion of the Company’s convertible debt and preferred stock, if dilutive. Certain stock options, stock warrants, and convertible securities were excluded because their effect was antidilutive. The total numbers of such shares excluded from diluted loss per common share were 28,237,463 and 12,892,847 for the three-month periods ended September 30, 2006 and 2005, respectively, and 28,172,617 and 11,463,372 for the nine-month periods ended September 30, 2006 and 2005, respectively.
(12) Income Taxes
     The components of income tax expense from continuing operations consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
U.S. federal	$(1,619)	$109	$(1,357)	$325
State	(232)	30	(146)	135
Foreign	60	288	246	1,066

	$(1,791)	$427	$(1,257)	$1,526

     The Company has accumulated net operating losses (NOLs). Due to the uncertainty surrounding the realization of the NOLs, the Company has placed a valuation allowance on its deferred tax assets. Income tax expense for the three and nine-month periods ending September 30, 2006 and 2005 resulted primarily from non-U.S.-based earnings, state income taxes and deferred income taxes arising from the amortization of goodwill for income tax purposes.
     U.S. federal and state tax benefits recorded in the three and nine-month periods ended September 30, 2006 relate to previously provided deferred income taxes arising from amortization of goodwill included in the Company’s asset impairment charges.
(13) Related Party Transactions
     In March 2006, the Company, entered into an agreement with the representatives of the former SLIS shareholders, a group that included the Company’s chief executive officer, to extend the payment date of the base earn-out payable for 2005 performance from April 2006 until June 2006. Under the terms of the agreement, the Company would also be obligated to, among other things (i) make the base earn-out payment for the pro rata portion of 2007 on April 30, 2007 instead of in 2008, (ii) accelerate the date for the determination of 50% of the payment of an additional earn-out (“SLIS tier-two earn-out”) from December 31, 2006 to December 31, 2005, (iii) make that payment in 2006 instead of 2007, and (iv) make the final payment of the SLIS tier-two earn-out in 2007 instead of in 2008. The Company has fully accrued for these earn-out obligations as of September 30, 2006 and December 31, 2005. These obligations, which total $4.4 million, were settled from the net proceeds of the proposed sale of SLIS as discussed in Note 2.
     The Company, through its Shaanxi subsidiary, has several related party transactions with the principal minority shareholder of Shaanxi, who is also a current officer, or a direct family member of the principal minority shareholder.

•	The Company has non-interest bearing advances of $683,000 due from the principal minority shareholder as of September 30, 2006.

•	The Company has interest-bearing advances of notes payable for $2,571,000 and accrued interest of $65,000 due to the principal minority shareholder as of September 30, 2006.

•	The Company pays rent for office space to a direct family member of the principal minority shareholder. Monthly and annual rental payments are approximately $20,000 and $240,000, respectively. The rental payments are scheduled to continue through April 30, 2009.
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

	Three months ended September 30, 2006
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$18,863	$46,388	$—	$65,251
Intersegment revenue	(3)	—	—	(3)
Segment operating income (loss)	(19,911)	(833)	—	(20,744)

	Three months ended September 30, 2005
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$29,672	$51,301	$—	$80,973
Intersegment revenue	100	(32)	—	68
Segment operating income (loss)	1,036	(591)	—	445

	Nine months ended September 30, 2006
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$64,566	$131,118	$—	$195,684
Intersegment revenue	76	—	—	76
Segment operating loss	(21,719)	(2,320)	—	(24,039)

Segment assets	17,757	57,511	(4,929)	70,339
Assets held for sale	—	28,579	—	28,579
Segment goodwill	3,734	9,994	—	13,728

	Nine months ended September 30, 2005
	Domestic	International
	Services	Services	Corporate	Total
Revenue from external customers	$91,608	$125,824	$—	$217,432
Intersegment revenue	175	—	—	175
Segment operating loss	(4,862)	(1,351)	—	(6,213)

     Non-recurring items effecting the comparability of segment operating income from continuing operations income include the following:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Domestic Services segment
Asset impairment	$18,840	$—	$18,840	$—
Restructuring charges and adjustments	—	—	(735)	3,130

Total	$18,840	$—	$18,105	$3,130

International Services segment
Asset impairment changes	$1,229	—	$1,229	—
Restructuring charges and adjustments	—	—	—	—

Total	$1,229	$—	$1,229	$—

     The revenue in the table below is allocated to geographic areas based upon the location of the customer (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total revenue:
United States	$21,257	$34,221	$70,176	$97,199
Asia	41,655	44,036	119,753	113,083
Europe	1,503	1,382	3,092	3,108
South America	563	963	1,776	3,293
Other	273	371	887	749

Total	$65,251	$80,973	$195,684	$217,432

     The following table presents long-lived assets by geographic area (in thousands):

September 30,
2006
United States	$1,985
Asia	774
South America	74

Total long-lived assets	$2,833

     Cash held with foreign banks amounted to $6,270,000 and $4,470,000 at September 30, 2006 and December 31, 2005, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     We are a non-asset-based third-party logistics services company providing supply chain solutions on a global basis. We offer a range of time and date certain transportation and distribution solutions through our Domestic Services platform where we manage and arrange the movement of raw materials, supplies, components and finished goods for our customers. These services are offered through our domestic air and ground freight forwarding business. We offer a range of international logistics services including international air and ocean transportation as well as customs house brokerage services through our International Services platform. In addition to these core service offerings, we also provide a broad range of supply chain management services, including warehousing, order fulfillment and inventory control solutions. We serve a customer base of manufacturers, distributors and national retail chains through a network of five offices in metropolitan areas in the U.S. and 17 locations in the Asia Pacific region, as well as through an extensive network of independent carriers and service partners strategically located in the U.S. and around the world. With the October 2006 sale of our Stonepath Logistics International Services, Inc. (“SLIS”) and Stonepath Logistics (Germany) GmbH subsidiaries, we have entered into agency agreements with SLIS to service customers who require international air and ocean services within the U.S. Our services to customers will remain without alteration and we will maintain our principal international focus on trade to and from Asia.
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
     Our operating results have been affected by our past acquisitions. Starting in the second half of 2003, we began a program to establish an offshore network of owned offices with an initial focus in Asia. To help facilitate the consolidation, analysis and public reporting process, our offshore operations are included within our consolidated results on a one-month lag, or more specifically, our third quarter results will include results from offshore operations for the period June 1 through August 31.
     Our GAAP based net income will also be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from our completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested annually for impairment unless events or circumstances indicate an impairment may have occurred before that time. Applicable accounting standards require the Company to separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of the Company’s acquisition strategy, our net income (loss) will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions in addition to asset impairment charges related to goodwill resulting from periodic impairment tests.
     A significant portion of our revenue is derived from our international operations, and the growth of those operations is an important part of our business strategy. Our international operations have historically focused on the shipment of goods into and out of the United States and Asia have been dependent on the volume of international trade in these regions.
     Our operating results are also subject to seasonal trends when measured on a quarterly basis. Our first and second quarters are likely to be weaker as compared with our other fiscal quarters, which we believe is consistent with the operating results of other supply chain service providers. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenue is largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenue is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays could unexpectedly affect the timing of our revenue. As the scale of our continuing operations change, seasonal trends in one area may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.
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

RESULTS OF OPERATIONS
     Quarter ended September 30, 2006 compared to quarter ended September 30, 2005
     The following table summarizes our total revenue, net transportation revenue and other revenue from continuing operations (dollars in thousands):

			Change
	2006	2005	Amount	Percent
Total revenue	$65,251	$80,973	$(15,722)	(19.4%)

Transportation revenue	$63,763	$77,699	(13,936)	(17.9)
Cost of transportation	55,337	65,502	(10,165)	(15.5)

Net transportation revenue	8,426	12,197	(3,771)	(30.9)
Net transportation margin	13.2%	15.7%

Warehousing and other services	1,488	3,274	(1,786)	(54.6)

Net revenue	$9,914	$15,471	$(5,557)	(35.9%)

Net revenue margin	15.2%	19.1%

     Total revenue from continuing operations was $65.3 million in the third quarter of 2006, a decrease of 19.4% over total revenue of $81.0 million in the third quarter of 2005. The Domestic Services segment recorded $18.9 million in total revenue in the third quarter of 2006, a decline of $10.8 million or 36.4% below the same prior year period. The decline in Domestic Services revenue was due primarily to reduced volume from two major, national retail-based customers, resulting in a decline in revenue of $6.6 million for the quarter. One of these customers realigned a portion of their distribution program to an in-house operation, and we retained a portion of their logistics business, while the contract for the other customer was not renewed upon its expiration in April 2006. The Domestic Services segment has taken action to align operating expenses with these changes, including reducing personnel levels, facility costs and other administrative expenses. The International Services segment recorded $46.4 million in total revenue in the third quarter of 2006, a period over period decline of $4.9 million or 9.6%. Declines of $9.7 million in our China- based business was partially offset by growth in our other Asia operations. The decline in our China business is due to reduced volumes in the wholesale segment of our export air business due to the delayed seasonal peak period and greater competition. China export air pricing was also adversely affected by increased air cargo capacity.
     Effective November 12, 2006, the Domestic Services segment will experience a further reduction in revenues from the termination of a relationship with a major customer. Revenues from this customer were $2.9 and $3.6 million in the third quarters of 2006 and 2005, respectively. We have implemented actions designed to align operating expenses with this change.
     Net transportation revenue was $8.4 million in the third quarter of 2006, a decline of $3.8 million or 30.9% compared to the same period in 2005. The Domestic Services segment recorded $4.9 million of net transportation revenue in the third quarter of 2006, a decrease of $3.2 million or 39.6% compared to the same prior year period. This decrease is primarily a result of lower transportation revenues as mentioned previously. The International Services segment recorded $3.5 million of net transportation revenue in the third quarter of 2006, a period over period decline of 14.2%.
     Net transportation margin decreased to 13.2% for the quarter ended September 30, 2006 from 15.7% for the comparable period in 2005. The decline is due to lower revenues from our higher margin Domestic Services segment coupled with a decline in net transportation margin from this segment to 28.0% from 30.6% in the third quarter of 2005. For the International Services segment, net transportation margin declined to 7.7% from 8.1% as a result of continued heavy competition in Asia, particularly in China.
     Warehousing and other services revenue, which is primarily attributable to the Domestic Services segment was $1.5 million in the third quarter of 2006, a decrease of 54.6% compared to $3.3 million recorded in the third quarter of 2005. The decline coincides with the loss of business and lower service levels selected from our major retail accounts.
     Net revenue was $9.9 million in the third quarter of 2006, a decrease of 35.9% over net revenue of $15.5 million in 2005. The Domestic Services segment recorded $6.4 million of net revenue in the third quarter of 2006, a decline of $5.0 million or 43.9% over the same prior year period. The International Services segment recorded $3.5 million of net revenue in the third quarter of 2006, a period over period decline of $0.6 million or 14.0%.
     Net revenue margin decreased to 15.2% for the third quarter of 2006 compared to 19.1% for the same period in 2005. Net revenue margin for the Domestic Services segment decreased to 33.8% for the quarter ended September 30, 2006 from 38.3% for the comparable period in 2005. Net revenue margin for the International Services segment decreased to 7.6% for the quarter ended September 30, 2006 from 8.0% for the comparable period in 2005.

     The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$9,914	100.0%	$15,471	100.0%	$(5,557)	(35.9%)

Personnel costs	6,343	64.0	7,810	50.5	(1,467)	(18.8)

Other selling, general and administrative costs	4,369	44.1	6,160	39.8	(1,791)	(29.1)
Depreciation and amortization	915	9.2	1,056	6.8	(141)	(13.4)
Asset impairment	20,069	202.4	—	—	20,069	NM
Litigation settlement	(1,038)	(10.5)	—	—	(1,038)	NM

Total operating costs	30,658	309.2	15,026	97.1	15,632	104.0

Income (loss) from operations	(20,744)	(209.2)	445	2.9	(21,189)	NM

Change in fair value of derivatives	661	6.7	(740)	(4.8)	1,401	NM
Other income (expense), net	(2,181)	(22.0)	(1,864)	(12.0)	(317)	17.0

Loss from continuing operations before income tax expense and minority interest	(22,264)	(224.5)	(2,159)	(13.9)	(20,105)	NM
Income tax benefit expense	1,791	18.0	(427)	(2.8)	2,218	NM

Loss from continuing operations before minority interest	(20,473)	(206.5)	(2,586)	(16.7)	(17,887)	NM
Minority interest	153	1.5	(297)	(1.9)	450	NM

Loss from continuing operations	(20,320)	(205.0)	(2,883)	(18.6)	(17,437)	NM
Income (loss) from discontinued operations	(1,696)	(17.1)	1,881	12.2	(3,577)	NM

Net loss	(22,016)	(222.1)	(1,002)	(6.5)	(21,014)	NM
Preferred stock dividends	(90)	(0.9)	—	—	(90)	NM

Income (loss) attributable to common stockholders	$(22,106)	(223.0%)	$(1,002)	(6.5%)	$(21,104)	NM

     Personnel costs from continuing operations were $6.3 million in the third quarter of 2006, a decrease of 18.8% compared to $7.8 million in 2005. We decreased total headcount by 14.9%, primarily to improve productivity and reduce our staffing in response to the loss of domestic business. The number of total employees from continuing operations decreased to 736 at September 30, 2006 from 865 at September 30, 2005, a decrease of 129 employees, with U.S. headcount decreasing by 119. .
     Other selling, general and administrative costs from continuing operations were $4.4 million in 2006, a decrease of 29.1% compared to $6.2 million in 2005. The decrease in comparison to 2005 expense levels was attributable to lower facilities expenses, as a result of fewer facilities in operation and lower general & administrative expense, partially due to lower insurance costs, accounting and consulting related expenses, and lower bad debt costs from improved collection experience. Despite the decrease, we were unable to leverage these expenses as a percentage of net revenue, with this category of expense comprising 44.1% of net revenue in the third quarter of 2006 compared with 39.8% in third quarter 2006.
     Depreciation and amortization decreased to $0.9 million for the quarter ended September 30, 2006, a decrease of $0.1 million or 13.4% over the comparable period in 2005. The decrease was due to lower amortization of intangible assets as a result of previously capitalized intangibles becoming fully amortized since the third quarter of 2005.
     During the third quarter of 2006, we recorded a non-cash asset impairment charge of $20.1 million. The charge includes $18.9 million to the full write-down of goodwill and intangible assets associated with its domestic business unit formerly known as Air Plus, a partial write-down of goodwill of its domestic business unit formerly known as Regroup, and the full write-down of an investment in a warehousing computer system. Additionally, a $1.2 million charge was recorded to fully write-down goodwill associated with our South America operations. The write-downs were in response to declines in business and lower expected future cash flows in these operations which indicated that our recorded goodwill and long-lived assets would not be fully recoverable. Under prescribed accounting requirements, we performed accounting impairment tests and allocated the charge to applicable long-lived asset categories.
     In July 2006, we settled a lawsuit with a technology service provider and received $1.0 million. This recovery partially offsets costs incurred in the fourth quarter of 2004 in connection with the Company’s write off of its investment in a freight forwarding system.
     Results for the third quarter of 2006 include a non-cash credit of $0.7 million resulting from the decline in fair value of our derivative liabilities recorded in connection with agreements governing our U.S. credit facility and preferred stock that were entered into in the second half of 2005. We recorded a charge of $0.8 million in the third quarter of 2005 related to these same derivatives. We are required to account for the conversion and warrant features contained in these agreements as derivatives. The accounting for derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed using the Black-Scholes option pricing model, which requires the use of key assumptions and inputs relating to the expected volatility of the derivative over its term, the selection of a discount rate equivalent to a risk-free interest rate for a security bearing the same expected term, the underlying term and conversion price of the derivative, and the trading price of our common stock as of a particular measurement date. As the trading price for our common stock increases, the value of the derivatives increases, and as the trading price decreases, the value of the derivatives decreases. During the third quarter of 2006, our stock price declined 42.4%, which, when coupled with other assumption changes, produced a decrease in the fair value of our derivative liabilities and corresponding non-cash credit in the consolidated statement of operations.
     Other income (expense) principally consists of interest expense and costs related to our credit facilities. Net interest expense was $2.2 million compared to $1.0 million in the third quarter of 2005. The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities, higher effective interest rates contained in our revolving credit agreements than in 2005 and $0.5 million of costs related to liquidated damage provisions contained in our U.S. credit facility agreement. Additionally, $0.2 million of adjustments to deferred loan costs were recorded in connection with refinancing of certain debt in Asia. The provisions of this agreement required us to pay $5,000 for each day we do not provide the lender with an effective registration statement after December 30, 2005. This registration statement would allow for the resale of shares of our common stock which could be issued under conversion features of the underlying borrowings and warrants issued in connection with implementing the facility. In 2005, this category of expense included a charge of $0.9 million for payment of a prepayment fee and adjustments to previously deferred loan issue costs related to the refinancing or our U.S. revolving credit facility.
     Income tax recorded for the third quarter of 2006 was a benefit of $1.8 million compared to an expense of $0.4 million in the prior year. The benefit recorded in the third quarter was a result of reversing previously provided deferred income taxes associated with goodwill contained in our asset impairment charge. These deferred taxes had been provided from the amortization of goodwill for income tax purposes. A portion of our tax expense is associated with earnings from our overseas operations. The foreign income tax provision decreased to $0.1 million in the third quarter of 2006 compared to $0.3 million in the third quarter of 2005, in part due to certain transfer pricing strategies which were implemented in the fourth quarter of 2005 coupled with lower levels of offshore earnings. The balances of our taxes are state income taxes and deferred income taxes resulting from the amortization of our remaining goodwill for income tax purposes.
     Our discontinued operations include operating results and the expected loss on the sale of our SLIS and Germany subsidiaries. This transaction, which we completed in October 2006, is expected to produce a loss of $1.4 million, net of tax. The operating results of these entities recorded a loss in the third quarter of 2006 of $0.3 million, net of tax compared to earnings of $1.9 million, net of tax in the comparable period in 2005. Total revenues of these operations were $28.9 million in the third quarter of 2006, a decline of 4.9% in comparison to 2005 levels. The operating results for the third quarter were negatively effected, in part by the loss of several significant customer relationships in the second quarter of 2006.
     Net loss attributable to common stockholders was $22.1 million in the third quarter of 2006, compared to a loss of $1.0 million in the third quarter of 2005. Basic and diluted loss per common share from continuing operations was $0.50 in the third quarter of 2006 compared to a basic and diluted net loss of $0.02 per common share in the third quarter of 2006. Basic and diluted loss per common share from continuing operations for the three months ended September 30, 2006 and 2005 were $0.46 and $0.06, respectively. Basic and diluted loss per share from discontinued operations was $0.04 in the third quarter of 2006 compared to income per share of $0.04 in the third quarter of 2005.
     Nine months ended September 30, 2006 compared to Nine months ended September 30, 2005
     The following table summarizes our total revenue, net transportation revenue and other revenue from continuing operations (dollars in thousands):

			Change
	2006	2005	Amount	Percent
Total revenue	$195,684	$217,432	$(21,748)	(10.0%)

Transportation revenue	$189,378	$207,137	(17,759)	(8.6)
Cost of transportation	161,641	171,928	(10,287)	(6.0)

Net transportation revenue	27,737	35,209	(7,472)	(21.2)
Net transportation margin	14.6%	17.0%

Warehousing and other services	6,306	10,295	(3,989)	(38.7)

Net revenue	$34,043	$45,504	$(11,461)	(25.2%)

Net revenue margin	17.4%	20.9%

     Total revenue from continuing operations was $195.7 million in the first nine months of 2006, a decrease of 10.0% over total revenue of $217.4 million in the first nine months of 2005. The Domestic Services segment delivered $64.6 million in total revenue in the first nine months of 2006, a decline of $26.9 million or 29.5% below the same prior year period. The decline in Domestic Services revenue was due to reduced volume from two major, national retail-based customers, resulting in a decline in revenue of $20.6 million for the nine month period. One of these customers realigned a portion of their distribution program to an in-house operation and we retained a portion of their logistics business, while the contract for the other customer was not renewed upon its expiration in April 2006. The Domestic Services segment has taken action to align operating expenses with these changes, including reducing personnel levels, facility costs and other administrative expenses. The International Services segment recorded $131.1 million in total revenue in the first nine months of 2006, a period over period improvement of $5.2 million or 4.2%. Declines of $7.8 million in our China-based business was partially offset by growth in our other Asia operations. The decline in our China business is due to reduced volumes in the wholesale segment of our export air business due to the delayed seasonal peak period and greater competition. China export air pricing was also adversely affected by increased air cargo capacity.
     Effective November 12, 2006, the Domestic Services segment will experience a further reduction in revenues from the termination of a relationship with a major customer. Revenues from this customer were $8.6 and $8.1 million in the first nine months of 2006 and 2005, respectively. We have implemented actions designed to align operating expenses with this change.
     Net transportation revenue was $27.7 million in the first nine months of 2006, a decline of $7.5 million or 21.2% compared to the same period in 2005. The Domestic Services segment recorded $16.3 million of net transportation revenue in the first nine months of 2006, a decrease of $6.6 million or 28.8% compared to the same prior year period. This decrease is primarily a result of lower transportation revenues as discussed above. The International Services segment recorded $11.4 million of net transportation revenue in the first nine months of 2006, a period over period decrease of 7.0%.
     Net transportation margin decreased to 14.6% for the nine months ended September 30, 2006 from 17.0% for the comparable period in 2005 primarily due to the International Services segment, which has lower margins, comprising a larger part of the total business. Domestic Services net transportation margin was 28.0% for the first nine months of 2006 compared to 28.2% for the same period in 2005. For the International Services segment, net transportation margin declined to 8.7% from 9.8% as a result continued heavy competition in Asia, particularly in China.
     Warehousing and other services revenue, which is primarily attributable to the Domestic Services segment was $6.3 million in the first nine months of 2006, a decrease of 38.7% compared to $10.3 million recorded in the first nine months of 2005. The decline coincides with the loss of business and lower service levels selected from our major retail accounts.
     Total net revenue was $34.0 million in the first nine months of 2006, a decrease of 25.2% over total net revenue of $45.5 million in 2005. The Domestic Services segment recorded $22.7 million of net revenue in the first nine months of 2006, a decline of 10.5 million or 31.7% over the same prior year period. The International Services segment delivered $11.3 million of net revenue in the first nine months of 2006, a period over period decline of $0.9 million or 7.6%.
     Net revenue margin decreased to 17.4% for the first nine months of 2006 compared to 20.9% for the same period in 2005. Net revenue margin for the Domestic Services segment decreased to 35.2% for the nine months ended September 30, 2006 from 36.3% for the comparable period in 2005. Net revenue margin for the International Services segment decreased to 8.6% for the nine months ended September 30, 2006 from 9.8% for the comparable period in 2005.

     The following table summarizes certain consolidated statement of operations data as a percentage of our net revenue for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$34,043	100.0%	$45,504	100.0%	$(11,461)	(25.2%)

Personnel costs	21,273	62.5	24,596	54.0	(3,323)	(13.5)
Other selling, general and administrative costs	15,921	46.8	20,865	45.9	(4,944)	(23.7)
Depreciation and amortization	2,592	7.6	3,136	6.9	(544)	(17.3)
Asset impairment	20,069	58.9	—	—	20,069	NM
Litigation Settlement	(1,038)	(3.0)	—	—	(1,038)	NM
Restructuring charges	(735)	(2.2)	3,130	6.9	(3,865)	NM

Total operating costs	58,082	170.6	51,717	113.7	(6,365)	(12.3)

Loss from operations	(24,039)	(70.6)	(6,213)	(13.7)	(17,826)	(286.9)
Change in fair value of derivatives	3,967	11.7	(740)	(1.6)	4,707	NM
Other income (expense), net	(5,120)	(15.0)	(2,995)	(6.6)	2,125	71.0

Loss from continuing operations before income tax expense and minority interest	(25,192)	(73.9)	(9,948)	(21.9)	(15,244)	(153.2)
Income tax expense	1,257	3.6	(1,526)	(3.3)	(2,783)	NM

Loss from continuing operations before minority interest	(23,935)	(70.3)	(11,474)	(25.2)	(12,461)	(108.6)
Minority Interest	(118)	(0.3)	(902)	(2.0)	784	(86.9)

Loss before continuing operations interest	(24,053)	(70.6)	(12,376)	(27.2)	(11,677)	64.9
Income (loss) from discontinued operations	(812)	(2.4)	3,428	7.5	(4,240)	NM

Net loss	(24,865)	(73.0)	(8,948)	(19.7)	(15,917)	(177.9)
Preferred stock dividends	(270)	(0.8)	—	—	(270)	NM

Loss attributable to common stockholders	$(25,135)	(73.8%)	$(8,948)	(19.7%)	$(16,187)	(180.9%)

     Personnel costs from continuing operations were $21.3 million in the first nine months of 2006, a decrease of 13.5% compared to $24.6 million in 2005. We decreased total headcount by 14.9%, primarily to improve productivity and reduce our staffing in response to the loss of domestic business. The number of total employees from continuing operations decreased to 736 at September 30, 2006 from 865 at September 30, 2005, a decrease of 129 employees, with U.S. headcount decreasing by 119.
     Other selling, general and administrative costs from continuing operations were $15.9 million in the first nine months of 2006, a decrease of 23.7% over $20.9 million in 2005. The decrease in comparison to 2006 expense levels was attributable to lower facilities expenses, as a result of fewer facilities in operation, lower general and administrative expense, partially due to lower insurance and accounting and consulting related expenses, and lower bad debt costs from improved collection experience. Despite the decrease, we were unable to leverage these expenses as a percentage of net revenue, with this category of expense comprising 46.8 % of net revenue in the first nine months of 2006 compared with 45.9% during the same period in 2005.
     Depreciation and amortization decreased to $1.6 million for the nine months ended September 30, 2006, a decrease of $0.5 million or 17.3% over the comparable period in 2005. The decrease was due to lower amortization of intangible assets as a result of previously capitalized intangibles becoming fully amortized since the second quarter of 2006.
     During the third quarter of 2006, we recorded a non-cash asset impairment charge of $20.1 million. The charge includes $18.9 million to the full write-down of goodwill and intangible assets associated with its domestic business unit formerly known as Air Plus, a partial write-down of goodwill of its domestic business unit formerly known as Regroup, and the full write-down of an investment in a warehousing computer system. Additionally, a $1.2 million charge was recorded to fully write-down goodwill associated with our South America operations. The write-downs were in response to declines in business and lower expected future cash flows in these operations which indicated that our recorded goodwill and long-lived assets would not be fully recoverable. Under prescribed accounting requirements, we performed accounting impairment tests and allocated the charge to applicable long-lived asset categories.
     In July 2006, we settled a lawsuit with a technology service provider and received $1.0 million. This recovery partially offsets costs incurred in the fourth quarter of 2004 in connection with the Company’s write off of its investment in a freight forwarding system
     During the first nine months of 2006, we recorded a $0.7 million credit to adjust previously established restructuring reserves. The adjustment related to our subleasing of a facility that had closed in 2005 and been fully reserved with respect to its remaining lease payments. The first nine months of 2005 includes charges related to our restructuring initiative, which was announced in January 2005. The restructuring involved rationalizing the number of facilities in which we operate, as well as the level of employment in the U.S. We had completed the majority of this initiative as of the end of the second quarter of 2005. Restructuring charges related to this initiative were $3.1 million in the first nine months of 2005.

     Results for the first nine months of 2006 include a non-cash credit of $4.0 million resulting from the decline in fair value of our derivative liabilities recorded in connection with agreements governing our U.S. credit facility and preferred stock that were entered into in the second half of 2005. We recorded a charge of $0.8 million in the first nine months of 2005 related to these same derivatives. We are required to account for the conversion and warrant features contained in these agreements as derivatives. The accounting for derivatives requires that they be recorded as liabilities and stated at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. The change in fair value is computed using the Black-Scholes option pricing model, which requires the use of key assumptions and inputs relating to the expected volatility of the derivative over its term, the selection of a discount rate equivalent to a risk-free interest rate for a security bearing the same expected term, the underlying term and conversion price of the derivative, and the trading price of our common stock as of a particular measurement date. As the trading price for our common stock increases, the value of the derivatives increases, and as the trading price decreases, the value of the derivatives decreases. During the first nine months of 2006, our stock price declined 73.6%, which, when coupled with other assumption changes, produced a decrease in the fair value of our derivative liabilities and corresponding non-cash credit in the consolidated statement of operations.
     Other income (expense) principally consists of interest expense and costs related to our credit facilities. Net interest expense was $5.1 million compared to $2.1 million in the first nine months of 2005. The increase in expense was due to higher average borrowings in the U.S. and Asia used to fund operating and investing activities, higher interest rates contained in our revolving credit agreements and $1.4 million of costs related to liquidated damage provisions contained in our U.S. credit facility agreement. Additionally, $0.2 million of adjustments to deferred loan costs were recorded in connection with refinancing of certain debt in Asia. The provisions of this agreement required us to pay $5,000 for each day we do not provide the lender with an effective registration statement after December 30, 2005. This registration statement would allow for the resale of shares of our common stock which could be issued under conversion features of the underlying borrowings and warrants issued in connection with implementing the facility. In 2005, this category of expense also included a charge of $0.9 million for payment of a prepayment fee and adjustments to previously deferred loan issue costs related to the refinancing or our U.S. revolving credit facility.
     Income tax recorded for the first nine months of 2006 was a benefit of $1.3 million compared to an expense of $1.5 million in the prior year. The benefit recorded in the first nine months of 2006 was a result of reversing previously provided deferred income taxes associated with goodwill contained in our asset impairment charge. These deferred taxes had been provided from the amortization of goodwill for income tax purposes. A portion of our tax expense is associated with earnings from our overseas operations. The foreign income tax provision decreased to $0.2 million in the first nine months of 2006 compared to $1.1 million in the first nine months of 2005, in part due to certain transfer pricing strategies which were implemented in the fourth quarter of 2005 coupled with lower levels of offshore earnings. The balances of our taxes are state income taxes and deferred income taxes resulting from the amortization of our remaining goodwill for income tax purposes.
     Our discontinued operations include operating results and the expected loss on the sale of our SLIS and Germany subsidiaries. This transaction, which we completed in October 2006, is expected to produce a loss of $1.4 million, net of tax. The operating results of these entities recorded earnings for the first nine months of 2006 of $0.6  million, net of tax compared to earnings of $3.4 million, net of tax in the comparable period in 2005. Total revenues of these operations were $82.5 million in the first nine months of 2006, a decline of 1.7% in comparison to 2005 levels. The operating results for the 2006 period were negatively effected in part from the loss of several significant customer relationships in the second quarter of 2006.
     Net loss attributable to common stockholders was $25.1 million in the first nine months of 2006, compared to a loss of $8.9 million in comparable period of 2005. Basic and diluted loss per common share from continuing operations was $0.58 for the first nine months of 2006 compared to a basic and diluted net loss of $0.21 per common share in the same period of 2005. Basic and diluted loss per common share from continuing operations for the nine months ended September 30, 2006 and 2005 were $0.56 and $0.29, respectively. Basic and diluted loss per share from discontinued operations was $0.02 in the first nine months of 2006 compared to income per share of $0.08 in the first nine months of 2005.
LIQUIDITY AND CAPITAL RESOURCES
     In addition to improving our operating profitability of our Domestic Services segment and remaining International Services businesses after the sale of our U.S. and Germany international operations, we require relief from the placement of $1.9 million of borrowing base reserves on our credit facility by our U.S. lender. If we do not obtain such relief or if we are unable to obtain alternative financing on favorable terms and if we fail to achieve operating profitability we could be required to further reduce the size of our business operations through the closure of facilities, further reduce personnel and expenses, sell additional subsidiaries or explore other strategic options.
     Cash and cash equivalents totaled $7.3 million and $4.6 million as of September 30, 2006 and December 31, 2005, respectively. Working capital was $1.1 million at September 30, 2006 after consideration of our assets and liabilities associated with our SLIS and Germany subsidiaries as held for sale and classified as current, compared to negative $3.3 million at December 31, 2005.
     Net cash used by operating activities was $3.1 million for the first nine months of 2006 compared to cash provided of $2.1 million in the comparable period of 2005. The change was driven principally by increases in current payables in 2005.
     Net cash used in investing activities during the first nine months of 2006 was $0.8 million compared to $3.4 million during the same period in 2005. Investing activities include payments on earn-out obligations in relation achievement of prior year performance targets. These payments were $0.5 million in the first nine months of 2006 compared to $2.4 million for the same period in 2005. Remaining investing activities include capital expenditures, primarily for computer equipment and software.
     Net cash provided by financing activities during the first nine months of 2006 was approximately $6.4 million compared to $3.6 million in the same period of 2005. Financing activities in 2006 include $7.0 million in proceeds from our credit facilities compared to $6.0 million in proceeds during the same period in 2005.
     In August 2005, we entered into several agreements with Laurus Master Fund, Inc. (“Laurus”), to provide a $25,000,000 U.S.

Facility which replaced a previously outstanding facility. In connection with establishing the U.S. Facility with Laurus, we entered into two principal borrowing agreements and a warrant agreement, the terms of which are as follows:
     Secured Convertible Minimum Borrowing Note (“Minimum Borrowing Note”) — The Minimum Borrowing Note has a principal amount of $10.0 million, a three-year term expiring August 31, 2008 and bears interest at prime plus 1% subject to a minimum interest rate of 5.5%. The Minimum Borrowing Note is convertible into our common stock at a conversion price of $1.0658 per share subject to customary antidilution adjustments. A total of 9,382,623 shares of our common stock would be issued upon the full conversion of the principal of the Minimum Borrowing Note. The stated interest rate on the Minimum Borrowing Note was 9.25% and 8.25% as of, September 30, 2006 and December 31, 2005, respectively.
     Secured Revolving Note (“Revolving Note”) — The Revolving Note covers borrowing outstanding under the facility that are not represented by the Minimum Borrowing Note. The Revolving Note has a three-year term expiring August 31, 2008 and bears interest at prime plus 3.5% subject to a floor of 8.0% and prepayment premiums of 3% in the first year, 2% in the second year, and 1% in the third year of the Revolving Note. The stated interest rate on the Revolving Note was 11.75% and 10.75% as of September 30, 2006 and December 31, 2005, respectively.
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
     Registration Rights Agreement (“Rights Agreement”) — The Rights Agreement provides that we file a registration statement for resale of the shares issuable upon conversion of the Minimum Borrowing Note or exercise of the Warrant by October 30, 2005, have the registration statement effective by December 30, 2005 and keep the registration statement effective for a period of five years. If we fail to meet the deadlines, or if the registration statement is unavailable after it becomes effective, then we are subject to liquidated damages in the amount of $5,000 per day. We filed a registration statement, within the time period specified by the Rights Agreement but subsequently withdrew it based on indications that the current structure of the Minimum Borrowing Note would prevent effectiveness. We are working with Laurus regarding structural alternatives to the agreement. For the nine months ended September 30, 2006, liquidated damages of $1.2 million were recorded and included in interest expense.
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
     As of September 30, 2006, we had $10.0 million outstanding under the Minimum Borrowing Note and $10.0 million outstanding under the Revolving Note. In connection with the October 2006 sale of our SLIS and Germany subsidiaries, $12,237,000 of cash proceeds were remitted to Laurus and reduced borrowings outstanding under the U.S. facility. In addition, Laurus agreed to remove the existing $500,000 borrowing base reserve and provide additional availability to the Company in excess of amounts currently available under the U.S. facility of up to $1,250,000. This overadvance agreement, if utilized, bears interest of 2% per month of the amount of the overadvance and expires on December 18, 2006. Laurus has concurrently placed borrowing base reserves of $1.9 million upon the Company’s ability to borrow, an amount that exceeds the overadvance. These actions, combined with the limited amount of available cash collateral under the credit facility and the wide discretion exercised by Laurus, may continue to result in limited further borrowing availability under the credit facility. We believe that if our lender does not continue to support us, we will be forced to explore other strategic alternatives to address current liquidity needs.
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
     The term credit agreement with SBI repays the several term credit agreements of Asia Holdings entered into in February 2006 that provided Asia Holdings with $1.0 million of proceeds with the right to borrow an additional $1.0 million on a secured basis. In connection with entering into these agreements, we also issued warrants entitling the lenders the right to acquire 500,000 shares of the Company’s common stock at a price of $0.80 per share for a four-year term. The initial fair value of the warrants, as measured using the Black-Scholes option-pricing model was approximately $0.2 million with $0.1 million allocated to the initial borrowing as a discount and the remaining $0.1 million allocated to debt issue costs for the unused portion of the agreement. The remaining unamortized discount and debt issue costs were charged to interest expense in the third quarter of 2006.
     We have has agreed in principle to a restructuring of the credit facilities with Hong Kong League Central Credit Union, SBI Brightline, and an affiliated lender (collectively the “SBI entities”), with new terms and conditions under an aggregate $7,030,000 loan facility. The new facility augments the SBI entities security interest, as well as converts the 30,000 preferred shares discussed above into debt of Asia Holdings. The new credit facility is expected to be effective November 2006. The company expects to record a new-cost change of $1.2 in the fourth quarter of 2006 associated with previously recorded discounts on the preferred shares.
     In March 2006, we extended to June 30, 2006 the maturity date of our $1.9 million note payable and unpaid accrued interest of $0.2 million due to the principal selling shareholder of our primary subsidiary in China, Shaanxi Sunshine Cargo Services International Ltd (“Shaanxi”). This note, including accrued interest plus earn-out payments due the selling shareholder of Shaanxi , was settled in the third quarter of 2006 and refinanced through an advance agreement , which also provides working capital to Shaanxi, Borrowings outstanding under this agreement bear interest at an annual rate of 10.0%. As of September 30, 2006, $2.6 million was outstanding under this arrangement.
     Other Debt –
     In March 2006, we extended the payment date of most of our earn-out payments for the 2005 earn-out performance measurement period from April 1, 2006 to June 30, 2006. This extension was accomplished through the issuance of notes payable to the various selling shareholders that carry interest rates at between 8% and 15% per annum. As of September 30, 2006, $0.5 million of notes were issued for the earn-out payments due selling shareholders and are classified with short-term debt on the consolidated balance sheet. Additionally, $1.1 million of these notes are classified will liabilities held for sale and were retired from the proceeds from the sale of SLIS. Remaining earn-out payments are non-interest bearing and accordingly remain classified as earn-outs payable on the consolidated balance sheet. A total of $3.3 million of these payables are classified with liabilities held for sale and were retired from the proceeds from the sale of SLIS.
Acquisitions
     Below are descriptions of material acquisitions made since 2001 including a breakdown of consideration paid at closing and future potential earn-out payments, if any. We define “material acquisitions” as those with aggregate potential consideration of $5.0 million or more.
     On October 5, 2001, we acquired Air Plus, a group of Minneapolis-based privately held companies that provide a full range of logistics and transportation services. The total value of the transaction was $34.5 million, consisting of cash of $17.5 million paid at closing and a four-year earn-out arrangement, which expired in 2005. Under the earn-out agreement, we agreed to pay the former Air Plus shareholders installments of $3.0 million in 2003, $5.0 million in 2004, $5.0 million in 2005 and $4.0 million in 2006, with each installment payable in full if Air Plus achieved pre-tax income of $6.0 million in each of the years preceding the year of payment. We have cumulatively paid $8.0 million under the earn-out agreement to the former Air Plus shareholders. These payments were related to the 2002 and 2003 performance years. No payments were made for the 2004 or 2005 performance years as minimum levels of pre-tax operating earnings were not achieved. Further, based upon a restatement of our financial results for the 2003 and 2002 annual periods, we believe that we have paid approximately $3.9 million to selling shareholders for 2002 and 2003 in excess of amounts that should have been paid. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. These excess earn-out payments have been fully reserved for because of differing interpretations, by us and the selling shareholders, of the earn-out provisions of the purchase agreement. In addition, the Air Plus shareholders have objected to our calculations of the earn-outs and are seeking additional payments. The parties have agreed to submit the shareholders objections and the Company’s claim for the recovery of prior earn-out payments to arbitration pursuant to procedures which are being developed by the parties. In the third quarter of 2006, we fully wrote off capitalized goodwill and remaining unamortized intangible assets recorded in connection with this acquisition as amounts were determined to not be recoverable from future cash flows.
     On April 4, 2002, we acquired SLIS, a Seattle-based privately held company which provides a full range of international air and ocean logistics services. The transaction was valued at up to $12.0 million, consisting of cash of $5.0 million paid at the closing and up to an additional $7.0 million payable over a five-year earn-out period based upon the future financial performance of SLIS. The full amount of these earn-outs were earned and accrued as of September 30, 2006. As previously mentioned, SLIS and our Germany subsidiary were sold to a group, headed by our former CEO, who also was an original selling shareholder of SLIS when it was acquired in 2002
     On May 30, 2002, we acquired United American Acquisitions and Management Inc. (“United American”), a Detroit-based privately held provider of expedited transportation services. The United American transaction provided us with a new time and date certain service offering focused on the automotive industry. The transaction was valued at up to $16.1 million, consisting of cash of $5.1 million paid at closing and a four-year earn-out arrangement, expiring in 2005, based upon the future financial performance of United American. We agreed to pay the former United American shareholder a total of $5.0 million in base earn-out payments payable in installments of $1.25 million in 2003 through 2006, with each installment payable in full if United American achieved pre-tax income of $2.2 million in each of the years preceding the year of payment. We have cumulatively paid $467,000 under the earn-out agreement to the former United American shareholder. These payments were related to the 2002 and 2003 performance years. No payments were made for the 2004 or 2005 performance years as minimum levels of pre-tax operating earnings were not achieved. Further, based upon a restatement of our financial results for the 2002 and 2003 performance periods, we believe that we have paid approximately $456,000 to the selling shareholder in excess of amounts due. As a consequence of the restatements, the amounts paid in 2004 and 2003 in excess of earn-out payments due were reclassified from goodwill to advances due from shareholders. These excess earn-out payments have been fully reserved for because of differing interpretations, by us and the selling shareholder, of the earn-out provisions of the purchase agreement. In addition, the selling shareholder has objected to our earn-out calculations and is seeking additional earn-out payments. The shareholder’s objections and the Company’s claim for the recovery of prior earn-out payments are the subject of an arbitration proceedings which commenced in July 2006 and continued in September 2006.
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
     On February 9, 2004, through a wholly-owned subsidiary, we acquired a 55% interest in Shanghai-based Shaanxi. Shaanxi provides a wide range of customized transportation and logistics services and supply chain solutions. The transaction was valued at up to $11.0 million, consisting of cash of $3.5 million paid at the closing and shares of our common stock having a value of $2.0 million at the time of the closing, plus up to an additional $5.5 million payable over a five-year period based upon the future financial performance of Shaanxi. The shares of common stock issued at the closing were subject to forfeiture based upon a formula that compared the actual pre-tax income of Shaanxi through December 31, 2004 with a targeted level of $4.0 million (on an annualized basis). Also, if the trading price of our common stock was less than $3.17 per share at the end of a one-year restriction on resale, we were obligated to issue additional shares to the seller. As a result of the operation of those two provisions, the seller forfeited 37,731 shares of our common stock and we issued 158,973 additional shares of its common stock. The earn-out payments are due in five installments of $1.1 million beginning in 2005, with each installment payable in full if Shaanxi achieves pre-tax income of at least $4.0 million in each of the earn-out years. In the event there is a shortfall in pre-tax income, the earn-out payment for that year will be reduced on a dollar-for-dollar basis by the amount of the shortfall. Shortfalls may be carried over or back to the extent that pre-tax income in any other payout year exceeds the $4.0 million level. As additional purchase price, on a post-closing basis we agreed to pay Shaanxi for 55% of its closing date working capital, which amounted to $1.9 million. This obligation, including accrued interest plus earn-out payments due the selling shareholder, was settled in the third quarter of 2006 and refinanced through an advance agreement , which also provides working capital to Shaanxi, Borrowings outstanding under this agreement bear interest at an annual rate of 10.0%. We may be required to make significant payments if the future earn-out installments under our various acquisitions become due. Although our plan for making required earn-out payments provides that they be generated by the acquired subsidiaries, we may have to secure additional sources of capital to fund some portion of the earn-out payments as they become due. This presents us with certain business risks relative to the availability and pricing of future fund raising.

     The following table summarizes our maximum possible contingent base earn-out payments (1)(2) for the years indicated based on results of the prior year as if pre-tax earnings targets associated with each acquisition were achieved (dollars in thousands):

	2007	2008	2009	Total
Earn-Out Payments:
Domestic	$2,500	$2,500	$—	$5,000
International	3,703	2,715	2,656	9,074

Total earn-out payments	$6,203	$5,215	$2,656	$14,074

Prior year pre-tax earnings targets (3) Domestic	$3,500	$3,500	$—	$7,000
International	10,302	7,493	7,323	25,118

Total pre-tax earnings targets	$13,802	$10,993	$7,323	$32,118

Domestic	71.4%	71.4%	N/A	71.4%
International	35.9%	36.2%	36.3%	36.1%
Combined	44.9%	47.4%	36.3%	43.8%

(1)	Excludes the impact of prior year’s pre-tax earnings carryforwards (excess or shortfalls versus earnings targets).

(2)	During the 2007-2008 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $10.0 million if one of the acquired companies generates an incremental $20.0 million in pre-tax earnings

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and attempts to ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash, if any, in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at September 30, 2006, the change in interest expense would have impacted on the Company’s results of operations and cash flows by approximately $50,000 and $150,000 for the three and nine month periods ended September 30, 2006.
     In 2005, we refinanced our U.S. revolving credit facility and, as part of this transaction, entered into conversion features and issued warrants which are required to be accounted for as derivatives. The accounting treatment requires the derivatives to be recorded at fair value on the consolidated balance sheet with subsequent changes in fair value reflected in the consolidated statement of operations. We utilize the Black-Scholes method option-pricing model to determine the fair value of the derivatives as of a particular reporting date. This model considers, among other factors, the price volatility of our common stock and the current stock price in relation to the conversion or exercise price. As such, market fluctuations in the price of common stock can result in significant changes in fair values which are recognized in our operating results. If the market price of our common stock had increased or decreased by 10% from the closing market price as of September 30, 2006, our other income would have changed by approximately $45,000 . This change does not affect our cash flows.
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

Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in any of the previously reported legal proceedings during the quarter ended September 30, 2006 except as described below.
     The Company was named as a defendant in eight purported class action complaints filed in the United States Court for the Eastern District of Pennsylvania between September 24, 2004 and November 19, 2004. Also named as defendants in these lawsuits were officers Dennis L. Pelino and former officers Bohn H. Crain and Thomas L. Scully. These cases were consolidated for all purposes in that Court under the caption In re Stonepath Group, Inc. Securities Litigation, Civ. Action No. 04-4515. The lead plaintiff, Globis Capital Partners, LP, filed an amended complaint in February 2005, which was subsequently dismissed on April 3, 2006. The lead plaintiff sought to represent a class of purchasers of the Company’s shares between March 29, 2002, and September 20, 2004, and alleged claims for securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These claims were based upon allegations that certain public statements made during the period from March 29, 2002 through September 20, 2004 were materially false and misleading because they failed to disclose that the Company’s Domestic Services operations had improperly accounted for accrued purchased transportation costs. The plaintiffs sought compensatory damages, attorneys’ fees and costs, and further relief and filed a notice of appeal in the United States Court of Appeals for the Third Circuit on May 1, 2006. Briefs for the appellants and appellees were filed on September and October 2006.
     On October 22, 2004, Douglas Burke filed a lawsuit against United American Acquisitions and Management, Inc. (“UAF”), Stonepath Logistics Domestic Services, Inc., and the Company in the Circuit Court for Wayne County, Michigan. Mr. Burke is the former President and Chief Executive Officer of UAF. The Company purchased the stock of UAF from Mr. Burke on May 30, 2002 pursuant to a Stock Purchase Agreement. At the closing of the transaction, Mr. Burke received $5.1 million and received the right to receive an additional $11.0 million in four annual installments based upon UAF’s performance in accordance with the Stock Purchase Agreement. Stonepath Logistics Domestic Services, Inc. and Mr. Burke also entered into an Employment Agreement. Mr. Burke’s complaint alleges, among other things, that the defendants breached the terms of the Employment Agreement and Stock Purchase Agreement and seeks, among other things, the production of financial information, unspecified damages, attorney’s fees and interest. Mr. Burke has objected to the Company’s calculation of earn-outs payable to him for the years 2002, 2003, 2004, and 2005. In early October 2005, the Wayne County Circuit Court granted the defendants’ motion to dismiss the lawsuit and to compel arbitration. The defendants believe that Mr. Burke’s claims are without merit and intend to vigorously defend against them. In addition, the Company is seeking $0.5 million in excess earn-out payments that were made previously to Mr. Burke based upon financial statements that for the years 2002 and 2003 were subsequently restated due to the underreporting of purchased transportation costs and other matters. Arbitration proceedings commenced in July 2006 and with additional proceedings held in September 2006 and briefs filed subsequently.
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
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
• Our lender, Laurus Master Funds, Ltd., has taken various actions that impair our ability to operate effectively.
     Recent actions of our lender, Laurus Master Funds, Ltd., have made it increasingly difficult to operate effectively because they significantly limit our cash flow. As of the date of this filing, Laurus has placed borrowing base reserves upon our credit facility of $1.9 million, meaning that the availability of funds above our current borrowings outstanding under the credit facility has been curtailed. We believe that this curtailment is in spite of sufficient available collateral as evaluated by formulas contained in the credit facility documents. Laurus has provided a commitment for availability of an overadvance under the credit facility of $1.25 million, but the concurrent borrowing base reserves exceed the overadvance. These actions, combined with the limited amount of available cash collateral under the credit facility and the wide discretion exercised by Laurus, may continue to result in limited further borrowing availability under the credit facility. Moreover, Laurus is currently seeking to recover damages associated with an inability to register shares issuable under the credit facility, despite the fact that the Securities and Exchange Commission has questioned the compliance of the share issuance structure with applicable securities laws. Finally, Laurus is also seeking a prepayment penalty in connection with the portion of the proceeds received from the sale of SLIS applied to the minimum borrowing note of the credit facility, which we estimate to be approximately

$600,000. These recent actions, individually and collectively, substantially impair our liquidity and capital resources position and jeopardize our operations on a day-to-day basis and as a result, we have retained advisors to examine our strategic options.
• The continued loss of significant customers, without new customers to replace them, will have a negative effect on our results of operations.
     During 2006, we have has sustained the loss of two significant customers, and another has reduced the services we provide for it. Our Domestic Services revenues were impacted by these losses. We have also recently lost several members of our sales staff. Although we are making continued efforts to diversify our customer base and to fortify our sales force, replacing the lost accounts is challenging, and a failure to replace them with new accounts or increased services to existing customers will have a negative effect on our results of operations.
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
     For the foreseeable future, our success will depend largely on the continued services of Dennis L. Pelino, our Chairman of the Board of Directors, Robert Arovas, our President and Chief Executive Officer, and Robert T. Christensen, our Chief Financial Officer, because of their collective industry and company knowledge, management skills and relationships with major vendors and customers. Should any of these individuals terminate employment with us, it could have a material adverse effect on our future results of operations.
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

STONEPATH GROUP, INC.
Date: November 14, 2006	/s/ Robert Arovas
Robert Arovas
Chief Executive Officer

Date: November 14, 2006	/s/ Robert T. Christensen
Robert T. Christensen
Chief Financial Officer and Principal Accounting Officer